Form 10QSB
period 1996-06-30
SPORTS GUARD INC
filed 1996-12-13
CIK 1000285

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-27842

                               SPORTS-GUARD, INC.

        (Exact name of small business issuer as specified in its charter)

        Delaware                                      54-1778587
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                  Identification No.)



             3212 Skipwith Road, Suite G-1, Richmond, Virginia 23294
                    (Address of principal executive offices)


                                 (804) 967-0500
                           (Issuer's telephone number)



              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No [X]

         At June 30, 1996, 5,854,923 shares of the Company's common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION


                                                                                                                    PAGE
ITEM 1.           Financial Statements

         (a)      Balance Sheets (Unaudited) - June 30, 1996 and September 30, 1995...............................    1

         (b)      Statements of Operations (Unaudited) - Three and Nine Month
                  Periods Ended June 30, 1996 and 1995 and Period from
                  Inception (July 11, 1994) to June 30, 1996......................................................    2

         (c)      Statements of Cash Flows (Unaudited) - Nine Month
                  Periods Ended June 30, 1996 and 1995 and Period from
                  Inception (July 11, 1994) to June 30, 1996......................................................    3

         (d)      Notes to Unaudited Condensed Financial Statements...............................................    4

ITEM 2.           Management's Discussion and Analysis or
                  Plan of Operation...............................................................................    5

PART II -         OTHER INFORMATION...............................................................................    7


                                       (i)

SPORTS-GUARD, INC.



                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                              June 30,       September 30,
                                                                1996             1995
                                                              ---------        ---------
Cash                                                          $   1,403        $  84,746

Inventory                                                        30,800               --

Prepaid expense                                                     150               --

Property and equipment (net of accumulated depreciation
       of $3,064 and $0)                                         37,420           28,100

Deferred charges                                                     --           16,284

Other assets                                                         --              100
                                                              ---------        ---------

                                                              $  69,773        $ 129,230
                                                              =========        =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable - trade                                      $  46,312        $   1,936
Accrued expenses                                                  2,875           20,203
Notes payable                                                   125,130               --
Accounts payable - stockholder                                   15,785           20,085
                                                              ---------        ---------
       Total liabilities                                        190,102           42,224
                                                              ---------        ---------


Stockholders' equity

Common stock, $.01 par value                                     58,549           44,520
Common stock subscriptions                                           --          170,000
Additional paid-in capital                                      352,912          (30,946)
Deficit accumulated during the development stage               (531,790)         (96,568)
                                                              ---------        ---------
       Total stockholders' equity                              (120,329)          87,006
                                                              ---------        ---------

                                                              $  69,773        $ 129,230
                                                              =========        =========

SPORTS-GUARD, INC.



                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                  July 11,
                                                                  Nine           Nine              1994
                                                                 Months         Months          (Inception)
                                                                 Ended           Ended              to
                                                                June 30,       June 30,          June 30,
                                                                  1995           1996              1996
                                                               ---------        ---------        ---------
Cash flows from operating activities:
    Net loss                                                   $ (19,136)       $(435,223)       $(533,689)
    Adjustments to reconcile to net cash used
       in operating activities:
    Depreciation                                                    --              3,064            3,064
    Waived compensation                                             --             24,000           48,000
    Write-off of deferred charges                                   --             16,284             --
       Changes in:
           Inventory                                                --            (30,800)         (30,800)
           Prepaid expenses                                         --               (150)            (150)
           Accounts payable                                         --             44,376           46,312
           Accrued expenses                                         --            (17,328)           2,875
                                                               ---------        ---------        ---------

              Net cash used in operating activities              (19,136)        (395,777)        (464,388)
                                                               ---------        ---------        ---------

Cash flows from investing activities:

    Acquisition of equipment                                        --            (12,383)         (40,483)
    Deposits                                                      (9,000)             100             --
                                                               ---------        ---------        ---------

              Net  cash used in investing activities              (9,000)         (12,283)         (40,483)
                                                               ---------        ---------        ---------

Cash flows from financing activities:

    Note payable - bank                                             --             10,000           10,000
    Repayments of note payable                                      --             (3,750)          (3,750)
    Issuance of notes payable - Apportum                            --            118,880          118,880
    Common stock subscriptions (net of syndication costs
       of $516, $0, $15,941)                                      64,484          203,887          359,059
    Issuance of common stock                                        --               --              6,300
    Borrowings from officer/shareholder                           16,189           14,100           61,685
    Repayments of borrowings from officer/shareholder               --            (18,400)         (45,900)
                                                               ---------        ---------        ---------

              Net cash provided by financing activities           80,673          324,717          506,274
                                                               ---------        ---------        ---------

Net increase (decrease) in cash                                   52,537          (83,343)           1,403

Cash at beginning of period                                         --             84,746             --
                                                               ---------        ---------        ---------

Cash at end of period                                          $  52,537        $   1,403        $   1,403
                                                               =========        =========        =========

SPORTS-GUARD, INC.


                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                          Three          Three            Nine             Nine         July 11,
                                                         Months          Months           Months           Months        1994
                                                          Ended          Ended            Ended            Ended     (Inception) to
                                                        June 30,        June 30,         June 30,         June 30,     June 30,
                                                          1995            1996             1995             1996         1996
                                                       ---------        ---------        ---------        ---------    ---------
              Sales                                    $       0        $     459        $       0        $   1,298    $   1,298
              Cost of sales                                    0               95                0              225          225
                                                       ---------        ---------        ---------        ---------    ---------

                        Gross profit                           0              364                0            1,073        1,073
                                                       ---------        ---------        ---------        ---------    ---------

              Expenses:
                 Advertising                                   0           29,430                0          142,429      142,429
                 Legal and accounting fees                   894           55,988            3,585           68,788       86,317
                 Consulting fees                           2,500           22,136            2,500           49,752       62,752
                 Executive compensation                        0           24,000                0           48,000       48,000
                 Executive compensation - waived               0                0                0           24,000       48,000
                 Rent                                      1,664            9,999            3,689           27,087       35,546
                 Travel                                    2,104            3,890            2,829            9,325       16,165
                 Auto expenses                             1,284               30            3,346            3,232       14,770
                 Telephone                                   352            1,542              843           10,412       13,501
                 Office expenses                             455              737              867            9,403       12,444
                 Contracted labor                              0            5,141                0           11,298       11,716
                 License and fees                              0            6,221                0            7,026        7,270
                 Printing                                      0            1,362                0            5,680        5,680
                 Meals and entertainment                     125              557              489            2,055        5,089
                 Postage                                      84            1,026              309            3,088        4,015
                 Payroll taxes                                 0            2,038                0            3,874        3,874
                 Interest                                      0            2,931                0            3,260        3,260
                 Depreciation                                  0            1,576                0            3,064        3,064
                 Supplies                                     79                0              416                0        3,027
                 Testing                                       0               82                0              782        1,772
                 Dues and subscriptions                      204              313              243              822        1,602
                 Equipment rental                              0                0                0            1,592        1,592
                 Insurance                                     0                0                0                0        1,344
                 Miscellaneous                                 0              455                0              658          658
                 Utilities                                     0              214                0              449          449
                 Taxes                                         0                0                0              220          370
                 Donations                                    20                0               20                0           25
                 Repairs                                       0                0                0                0           31
                                                       ---------        ---------        ---------        ---------    ---------

                        Total expenses                     9,765          169,668           19,136          436,296      534,762
                                                       ---------        ---------        ---------        ---------    ---------

                        Net loss                       $  (9,765)       $(169,304)       $ (19,136)       $(435,223)   $(533,689)
                                                       =========        =========        =========        =========    =========

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

         The Sports-Guard, Inc. (Company) unaudited condensed balance sheets as of June 30, 1996, and September 30, 1995, and the interim unaudited condensed statements of operations for the three and nine month periods ended June 30, 1996 and 1995, and the related unaudited condensed statements of cash flows have been prepared by the Company without audit. In the opinion of management, all adjustments considered necessary to present fairly the financial position at June 30, 1996, and September 30, 1995, and the results of operations and cash flows of the Company for each of the quarters and nine months ended June 30, 1996 and 1995, have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted from the Company's unaudited condensed financial statements. The financial statements and notes thereto for the period ended September 30, 1995, should be referred to by the reader.


Inventory

         Inventory consisted of the following at June 30, 1996:

                   Raw materials                          $      21,206
                   Finished goods                                 9,594
                                                          -------------

                                                          $     30, 800
                                                          =============



Convertible Notes Payable

         During the third quarter, the Company issued convertible promissory notes in the amount of $118,880 to an accredited investor in a private offering. The notes bear interest at the rate of 10% per annum and are due 24 months from the date of issuance. Interest is payable on the notes quarterly and in arrears beginning on June 30, 1996. The notes are convertible, at the option of the holder, into the Company's $.01 par value common stock, at an initial conversion price of $1.00 per share. The Company used the entire proceeds for working capital purposes, including payment of advertising and marketing expenses, and general and administrative expenses.


Shareholders' Equity

         The Company has the authority to issue 20,000,000 shares of common stock, $.01 par value. At February 2, 1996, the Company issued 1,027,923 shares of its common stock for all of the outstanding shares of Skate Publishing Corp., a Delaware corporation. Skate Publishing Corp. had been inactive since its formation, had never conducted any business and had no significant assets at the time of the merger. The estimated fair value of the net assets acquired with Skate Publishing Corp. was used to determine the cost assigned to stock issued. The Company acquired Skate Publishing Corp. in order to increase its shareholder base. At June 30, 1996, there were 5,854,923 shares of common stock of the Company outstanding.

ITEM 2.           Management's Discussion and Analysis or Plan of Operation.

         The Company is a development stage entity engaged in the design and distribution of sports safety equipment. The Company's first product, known as the Fielders-Guard, is a polycarbonate face guard for use primarily by defensive players in the sports of baseball and softball.

         Historically, the Company's operations have been financed by advances from the Company's principal stockholder and sales of common stock, including the private offering of units at $1.00 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $1.00 per share, between August and November 1995, which resulted in gross proceeds of $375,000 (the "Unit Offering"). The proceeds of the Unit Offering were used primarily to complete production of an injection mold for the Fielders-Guard, to manufacture prototypes and inventory, for research and development of improvements on the Fielders-Guard product, for the payment of advertising and marketing expenses and general operating expenses. In addition, the proceeds were used for legal and accounting fees related to initiating Securities and Exchange Commission reporting by the Company.

         The Company was unsuccessful in generating any significant level of sales of the Fielders-Guard as a result of its initial marketing efforts. Management concluded that the proceeds of the Unit Offering were not sufficient to permit the Company to fully implement its marketing campaign or complete a roll out of its Fielders-Guard product. Between March and June of 1996, the Company raised gross proceeds of $118,880 from the private offering of convertible notes in order to provide working capital for the wholesale and retail marketing of its product and the continuation of its business. The notes have a term of two years and are convertible into shares of the Company's common stock at the election of the holder at a price of $1.00 per share.

         Despite the Company's continued marketing efforts, the Company achieved only minimal sales of the Fielders-Guard during the nine month period ended June 30, 1996. Management determined, based upon various factors, including customer feedback, that the design of the Fielders-Guard was a significant factor in the lack of market acceptance of the product. The Company received positive feedback on the safety related goals of its product, but a negative response to the actual design. As a result, since June 30, 1996, the Company has developed a plan to redesign its product in order to attempt to attain market acceptance. The Company engaged Advanced Design Corporation of Newington, Virginia, to develop structural improvements in the Fielders-Guard while reducing the overall size and thickness of the polycarbonate mask and impact pads. The redesigned Fielders-Guard has a projection for the nose area and a more open design allowing more ventilation and easier communication between players. The redesigned Fielders-Guard is lighter-weight and is constructed with a clear polycarbonate injection molded mask which allows for clearer visibility of the player's face.

         The Company has produced approximately 25 prototypes of the redesigned Fielders-Guard, using a vacuum mold, for use in obtaining a preliminary indication of market acceptance and establishing relationships with potential dealers. The Company has received confirmation from its patent counsel that the redesigned Fielders-Guard is protected by the existing patent for the Fielders-Guard. The Company also entered into an agreement with Revere Mold and Engineering of Chester, Virginia, for production of the injection mold for the redesigned Fielders-Guard. The new injection mold will cost $35,000 and is expected to be completed approximately January 15, 1997. Management intends to engage Reiss Corporation of Blackstone, Virginia, to begin contract manufacturing of the Fielders-Guard mask immediately following completion of the new injection mold. The redesigned pads for the Fielders-Guard will be produced by Rubatex Corporation of Bedford, Virginia, using the Company's existing inventory of pads for initial production. Product assembly and packaging services will continue to be provided on a contract basis by Reiss Corporation.

         The Company's current cash position is not sufficient to fund redesign of the product or continued operations, including the advertising and marketing expenses which management believes will be necessary to introduce the redesigned product. Management believes that an aggregate of approximately $410,000, exclusive of product costs, will be required to fund operations for the next twelve months. The Company believes that profitable operations can be achieved if a fiscal 1997 sales volume of 13,000 units ($585,000) is achieved as a result of implementation of the Company's current marketing plan. There can be no assurance that the redesigned product will result in market acceptance or any meaningful level of sales.

         The Company plans to conduct a private offering of Common Stock to raise funds necessary in order to continue its operations. The Company intends to offer an aggregate of 1,000,000 shares of its Common Stock to accredited investors only at a price of $.50 per share. From June 30, 1996 to the date of this report, operations were funded by advances aggregating $125,000 from Norman
O. Milligan, Sr., the Company's president and principal stockholder. Mr. Milligan received the funds he advanced to the Company as loans from business associates. These persons have indicated that they desire to participate in the private offering by assigning Mr. Milligan's loan obligations to the Company (with the result that the Company's obligation to Mr. Milligan will be extinguished). In order to prevent dilution to the current stockholders of the Company as a result of this new offering, Mr. Milligan has agreed to contribute to capital a number of shares of Common Stock held by him equal to the number of shares sold in the private offering (up to 1,000,000 shares).

         During the next twelve months, general and administrative expenses are expected to substantially increase due to product development costs, advertising costs related to continuation of the Company's marketing plan, legal and accounting fees related to maintaining the Company reporting status with the Securities and Exchange Commission and other expenses related to the Company's marketing efforts. Management does not expect to engage any significant additional personnel until such time as sales of the

Company's product will support the current level of operating expenses. In addition, if the Company generates large sales volumes of the Fielders-Guard, the Company may require additional working capital to finance increased inventory requirements.

         The Company does not anticipate incurring any significant research and development activities, other than the redesign of the Fielders-Guard, until such time as revenues from operations will support such activities. Absent receipt of additional financing, the Company will not make any significant capital expenditures for plant or equipment during the next twelve months.


         There is no assurance that the Company will be successful in raising additional capital, that the redesigned Fielders-Guard will result in market acceptance, that the Company will be able to generate any meaningful level of sales of the redesigned Fielders-Guard product or that the Company will be able to continue its ongoing operations.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  Inapplicable

Item 2.           Changes in Securities.

                  Inapplicable.

Item 3.           Defaults Upon Senior Securities.

                  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.

                  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Inapplicable.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPORTS-GUARD, INC.
                                             (Registrant)


Dated:  December 11, 1996                    By:  /s/ NORMAN O. MILLIGAN, SR.
                                                -----------------------------
                                                  Norman O. Milligan, Sr.,
                                                  Chief Financial Officer