Form 10KSB
period 1996-09-30
SPORTS GUARD INC
filed 1997-01-10
CIK 1000285

                                   THE FOLLOWING ITEM WERE THE SUBJECT OF A FORM 12b-25 AND ARE INCLUDED HEREIN: ALL ITEMS.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended September 30, 1996

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to
         -------------    -------------


COMMISSION FILE NUMBER:  0-27842

                               SPORTS-GUARD, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                Delaware                                  54-1778587
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      3212 Skipwith Road, Suite G-1
              Richmond, VA                                  23294
(Address of principal executive offices)                  (Zip Code)

Issuers's telephone number: (804) 967-0500

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes   X      No
               -----       -----

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]
                                ---

         The issuer's revenues for the fiscal year ended September 30, 1996 were $1,495.00.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 6, 1997 (based upon the average bid and asked prices) was $478,094.50.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of January 6, 1997 was 5,981,923.

         Documents incorporated by reference: None.

         Transitional Small Business Issuer Format (check one):
         Yes          No   X
             -----       -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     On July 26, 1995, the Company's predecessor, Sports-Guard, Inc., a Virginia corporation ("SportsGuard Virginia"), reincorporated in the State of Delaware as "Sports-Guard, Inc." (the "Reincorporation"). Sports-Guard Virginia was originally incorporated on July 11, 1994. The Company was incorporated in the State of Delaware on July 17, 1995 to act as the successor in interest to Sports-Guard Virginia following the Reincorporation. The Company effected the Reincorporation because management believed that Delaware corporate laws were more conducive to the Company's goal of having its securities become publicly traded. On February 2, 1996, the Company completed the acquisition by merger with Skate Publishing Corp., a Delaware corporation ("Skate"). Skate had limited assets and approximately 400 shareholders of record and was acquired by the Company in order to increase its shareholder base. Skate had no active operations at the time of the merger with the Company.

     The Company's principal executive office is located at 3212 Skipwith Road, Suite G-1, Richmond, Virginia 23294 and its telephone number is (804) 967-0500.

Business of the Issuer.

     The Company is a development stage entity engaged in the distribution of sports safety equipment. The Company's first product, known as the Fielders-Guard, is a polycarbonate face guard for use primarily by defensive players in the sports of baseball and softball. The Company intends to establish additional sports-safety products in the future, although no specific product has been identified. The Company commenced operations in late 1995 when it pursued testing of the prototype Fielders-Guard, contracted for the acquisition of its production mold for the Fielders Guard mask and implemented a public relations and advertising campaign.

     PRODUCTS

     Initial Product Entry. The Company's initial product, known as the Fielders-Guard, is a lightweight polycarbonate face guard designed for use primarily, although not exclusively, by defensive players in the sports of baseball and softball. The Fielders-Guard is designed to reduce injuries to the defensive player's face and eye area from hit or deflected balls.

     The Company's founder began developing the Fielder's Guard in 1990 after his nearly 25 years of experience with Little League Baseball, both as a coach and league administrator, provided him with first hand experience of the frequency of face and eye injuries among defensive players and the resulting long-term fear of playing. These experiences are supported by industry statistics. Gallup poll projections indicate that nearly 64 million Americans participate in the sports of baseball and softball. Younger players are at greater risk of injury because of lower skill levels and slower reaction times. According to the American Academy of Plastic and Reconstructive Surgery, in 1994, there were an estimated 181,000 emergency-room treated injuries among children ages 5-14 which were baseball and softball related. Facial injuries were the most frequently reported, accounting for 56,000 (31%) of these injuries. Bicycling is the only children's activity associated with more injuries.

     The Fielders-Guard reduces the risk of facial and eye injuries, and as a result increases player confidence and performance due to the reduced "fear of the ball." The face guards currently in use in these sports are those attached to batting helmets designed for the protection of batters and base runners. Management believes that the patented Fielders-Guard is the first face guard designed and marketed specifically for use by defensive players.

     The Mask. The Fielders-Guard is comprised of a one-piece, lightweight, molded mask, impact cushioning forehead and mouth pads, both of which are secured to the inside surface of the mask, a head harness and a lip guard. The mask is molded from a relatively thin plastic material having high impact strength. The upper edge of the mask rises slightly above the user's head. The lower edge of the mask extends below the user's chin to cover a portion of the user's throat. The mask extends laterally across the user's face from one temple to the other.

     An important feature of the Fielders-Guard is that the mask is formed with an opening sized and positioned to accommodate insertion of the visor of a regulation baseball cap. The mask is also formed with an elongated oval eye opening which allows the user unobstructed forward and substantially unobstructed peripheral vision. The lower edge of the eye opening extends below the user's sight line to a level slightly above the tip of the nose in order to provide protection for the user's nose. A baseball cannot pass through the opening, even at the widest point.

     The mask is secured to the user's head by an adjustable harness with straps which run across the back of the user's head above the ears and from the back of the head to the upper edge of the mask. The forehead and mouth pads allow the mask to be fitted against the user's face when the harness is tightened. The thickness of the forehead and mouth pads permit the user to wear most safety eyeglass styles under the Fielders-Guard without experiencing any loss of forward or peripheral vision. The forehead and mouth pads are designed to minimize the impact of blows to the face by hit or deflected balls by absorbing the impact of the blows and distributing the impact across the surface of the mask.

     Product Development and Testing. The design for the Fielders-Guard calls for the mask to be constructed of a high impact strength polycarbonate material. This type of material was chosen not only because it its lightweight, but also for its strength.

     A prototype Fielders-Guard, manufactured using an injection mold, was tested at Detroit Testing Laboratory, Inc. in November 1995 using American Society of Testing Materials ("ASTM") F-910-86 test and procedures standards. The current test standard was approved by ASTM on July 25, 1986. The test specifications were submitted by the Company and all tests were performed by the independent testing personnel of Detroit Testing Laboratory, Inc. Tests were conducted using the prototype Fielders-Guard attached to a baseball cap, which was then attached to a headform. The impact test was designed to approximate the impact of a direct blow from a baseball traveling at approximately 70 miles per hour. The ball speeds were determined by the existing ASTM F-910-86 test standard. The prototype Fielders-Guard did not break even at the highest speed tested.

     Although the current ASTM test standard was designed for testing helmets and face-guards for the protection of batters, base-runners and base-coaches, it is the only ASTM test available at this time. The purpose of the test was to insure that the Fielders-Guard provides a similar safety level relating to ball impact as the other non-defensive player devices currently on the market. The Company intends to continue testing the manufactured Fielders-Guard at various intervals as management deems necessary or as otherwise required by the Company's insurance carrier. The Company also intends to pursue the establishment of a new ASTM test standard for defensive players which the Company has identified as "Non-Helmet Face Guard."

     The Company has also submitted the Fielders-Guard to the Consumer Product Safety Commission for consideration as part of HP95-1 Petition for Development of a Safety Standard for Protective Batting Helmets. The petition, which was originally submitted on October 12, 1994 by the American Academy of Facial Plastic and Reconstructive Surgery, requests that the Consumer Product Safety Commission adopt a consumer product safety standard requiring that all protective batting helmets intended to be used by children under the age of 15 be manufactured with a face guard that conforms to Standard F910 of the ASTM.

     Lack of Market Acceptance; Redesigned Product. The Company was unsuccessful in generating any significant level of sales of the Fielders-Guard as a result of its initial marketing efforts. Management concluded that the Company had insufficient resources to fully implement its marketing campaign or complete a roll out of its Fielders-Guard product. Between March and June of 1996, the Company raised $118,880 from a private offering of convertible notes in order to provide working capital for the wholesale and retail marketing of the Fielders-Guard product. Despite the Company's continued marketing efforts, the Company achieved only minimal sales of the Fielders-Guard during the nine month period ended June 30, 1996.

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

     The Company has produced approximately 25 prototypes of the redesigned Fielders-Guard, using a vacuum mold, for use in obtaining a preliminary indication of market acceptance and establishing relationships with potential dealers. The Company has received confirmation from its patent counsel that the redesigned Fielders-Guard is protected by the existing Patent for the Fielders-Guard. There can be no assurance that the redesigned Fielders-Guard will receive market acceptance or that the Company will be able to generate any meaningful level of sales of the redesigned Fielders-Guard product.

     The Company's current cash position is not sufficient to fund completion of the redesign of the Fielders-Guard product, to fund the purchase of the injection molds or to fund continued operations, including the advertising and marketing expenses which management believes will be necessary to introduce the redesigned product. See, "Item 6. Management's Discussion and Analysis or Plan of Operation."

     CONTRACT MANUFACTURING

     The mask of the Fielders-Guard is manufactured using a polycarbonate injection mold. The Company's first mold is a single cavity production mold capable of producing a minimum of 9,000 units per week. The cost of the injection mold was approximately $32,000. Additional molds, including, if necessary, a two cavity mold, will be purchased as sales volumes require.

     The Fielders-Guard mask is manufactured for the Company on a purchase order basis by Reiss Corporation, Thermoplastic Subsystems Group, of Blackstone, Virginia. To date, the only variance in pricing has been due to price fluctuations for polycarbonate materials. The Company also contracts with another division of Reiss Corporation for assembly of the Fielders-Guard components into finished product, as well as for inventory storage and shipment. The Company believes that its arrangements with Reiss Corporation are adequate for current and anticipated production requirements, however, the Company has identified two alternate manufacturers.

     The Company has also entered into an agreement with Revere Mold and Engineering of Chester, Virginia, for production of the injection mold for the redesigned Fielders-Guard. The new injection mold will cost $35,000 and is expected to be completed approximately January 15, 1997. Management intends to engage Reiss Corporation to begin contract manufacturing of the redesigned Fielders-Guard mask immediately following completion of the new injection mold. The redesigned pads for the Fielders-Guard will be produced by Rubatex Corporation of Bedford, Virginia, using the Company's existing inventory of pads for initial production. Product assembly and packaging services will continue to be provided on a contract basis by Reiss Corporation.

     DISTRIBUTION AND MARKETING

     The Company intends to market the Fielders-Guard throughout the United States to both wholesale and retail/consumer customers. The suggested retail price of the Fielders-Guard is $59.95, plus $4.50 postage and handling, plus sales tax where applicable.

     The Company plans to make wholesale sales through attendance at national tradeshows, advertisements in industry publications and contact with youth, adult and senior baseball and softball organizations and sporting goods wholesalers and retailers. The Company does not intend, at least initially, to engage distributors or to sublicense to sporting goods manufacturers, however, the Company is working to establish network of agents to identify dealers in Virginia, North Carolina and Maryland to market the Fielders-Guard through display and league salespersons who will contact athletic directors, trainers, training camps and coaches. The Company also plans to make sales directly to the consumer through print, radio and television advertisements which include a toll-free telephone number. The Company also plans to engage one (1) additional person to assist in implementing the Company's marketing plan and managing the regional dealer network.

     All of the Company's marketing plans are dependent on the availability of sufficient working capital and are subject to change.

     In November 1995, the Company implemented a comprehensive public relations and advertising campaign. Over 800 media packets were sent to 200 newspapers, major network news programs, 40 television stations and numerous magazines. In addition, a video news release was produced and transmitted via satellite to television stations across the country. As a result, approximately 20 television, radio and print reports on the Fielders-Guard have been produced, and based upon the level of follow-up telephone calls received, management believes that interest in future coverage is strong. Consumer reaction has been generally favorable, and questionable feedback has generally involved consumers who have not actually seen the product and requested additional information.

     The Company acquired its initial inventory of Fielders-Guards in March 1996, and through April 30, 1996, 41 units were sold. Management believes that sluggish sales to date are a result of lack of advertising.

     The success of the Fielders-Guard will depend upon the Company's ability to achieve market exposure and acceptance for the product. The Company's advertising and marketing program is designed to educate potential buyers about the advantages of the Fielders-Guard in order to achieve acceptance of the product. The Company intends to try to develop public awareness of the Fielders-Guard product through a public relations effort directed to syndicated writers, newspapers, radio, television talk and sports shows, magazines and trade articles. Efforts will be made to gain support of the Consumer Products Safety Commission, medical eye, dental and reconstructive surgeons and sports-safety organizations.

     The Company has not undertaken any market research to date to determine the nature and extent of the market for its product. There can be no assurance that the Company's current marketing plan will result in significant sales of the Fielders-Guard.

     Although product testing has not indicated a significant likelihood of liability claims related to the Fielders-Guard, the Company plans to obtain a $1,000,000 product liability insurance policy for the Fielders-Guard. The Company has obtained a quotation for the policy and plans to implement coverage as soon as cash flow from operations or outside financing permits.

     COMPETITION

     The Company has no known direct competitor currently marketing a similar comprehensive protective face guard product. There are companies marketing helmets and protective gear for baseball batters and base-runners. The only safety equipment known to the Company currently offered to the defensive baseball player for protection of the face are goggles or safety glasses and mouth-guards. The Company is aware of an August 1994 patent issued for a baseball infielder's mask, however, to the Company's knowledge, the device is not currently being marketed and management believes that it does not provide the same protection as the Fielders-Guard. The Company is currently reviewing whether the device infringes on the Patents. The Company believes that the United States patents covering the Fielders-Guard invention, to which the Company holds exclusive licenses, will provide significant barriers to entry for other companies desiring to market a similar product. See "Patents and Trademark" and "Licensing Arrangements" below.

     RAW MATERIALS

     The forehead pad, mouth pad, head harness and lip guard components of the Fielders-Guard are readily available from existing manufacturers with a minimum of modification before assembly. The mask is produced by a contract manufacturer using the Company's polycarbonate injection mold. (See "Contract Manufacturing" above.)

     PATENTS AND TRADEMARK

     The Fielders-Guard face guard invention is protected by United States Patent Nos. 5,206,955 and 5,267,353 (the "Patents") which are exclusively licensed to the Company. (See "Licensing Arrangements" below.) The Company has received confirmation from its patent counsel that the redesigned Fielders-Guard is protected by the Patents. One of the Patents covers an alternative design providing for a mask comprised of a matrix of metallic rods coated with a resilient material.

     The Company believes that it could assert the Patents to prevent other persons from manufacturing, selling, or using the Fielders-Guard or similar products, as covered by the claims in the Patents, in the United States. However, the Company has not yet undertaken any research to determine whether, and cannot provide any assurances that: (1) the Patents will be enforceable and adequate to protect the Company from the sale in the United States, or importation into the United States from any other country, of a competing product by another person; (2) the manufacture, sale or distribution of the product will not infringe upon the patent or other proprietary rights of another person in the United States; or (3) the Company will be financially capable of prosecuting or defending any infringement action with respect to the patents or rights of other persons.

     On April 14, 1995, the United States Patent and Trademark Office issued a Notice of Publication of the trademark of the name "Sports-Guard," which is exclusively licensed to the Company. (See "Licensing Arrangements" below.) However, there can be no assurance that the Company will be financially capable of prosecuting or defending any infringement action with respect to the trademark, or the trademark rights of others.

     LICENSING ARRANGEMENTS

     The Company holds an exclusive license to the Patents. The Patents are owned by the Company's founder, President and majority shareholder, Norman O. Milligan ("Milligan") and have been licensed to the Company for an initial term of ten (10) years expiring in July 2004, with an option to renew for the life of the Patents, pursuant to a Patent License Agreement (the "Patent License Agreement"). The Patent License Agreement also provides the Company with the exclusive license to use the trademark "Sports-Guard" (the "Trademark"), which is also owned by Mr. Milligan, in connection with the Fielders-Guard product, as well as a right of first refusal for use of the Trademark in connection with any other product. The Patent License Agreement provides that during the term of Mr. Milligan's employment by the Company as its President, all royalties under the Patent License Agreement are waived by Mr. Milligan.

     In the event that Mr. Milligan's employment as President of the Company is terminated, royalties are payable under the Patent License Agreement of $1.00 per unit during the initial term of the agreement and $1.50 per unit during the renewal term. Mr. Milligan may terminate the Patent License Agreement in the event of a breach by the Company which is uncured for a period of 10 days after written notice, the bankruptcy or insolvency of the Company, or certain transactions involving a change of control. The Patent License Agreement is binding on the heirs, successors and assigns of Mr. Milligan.

     RESEARCH AND DEVELOPMENT

     Research and development costs related to the original Fielders-Guard invention were not borne by the Company, as the invention is licensed to the Company. Since its inception, the Company has been primarily engaged in the preparation for production of the Fielders-Guard product, including the design, production and testing of prototypes and the production of an injection mold for use in manufacturing the mask for the Fielders-Guard. Recently, the Company has undertaken the redesign of the Fielders-Guard. The Company's President has expended significant effort in connection with the redesign of the Fielders-Guard and the Company estimates that its out-of-pocket design costs will range from $5,000 to $10,000 and the cost of the injection mold is expected to be $35,000.

     EMPLOYEES

     The Company currently has only one employee, its President. To date, all sales, marketing, advertising and other services not performed by Mr. Milligan have been performed by independent third party contractors. The Company intends to hire one additional employee to perform marketing sales, production and administrative services as revenues from operations permit. Although the Company generally does not intend to engage additional personnel until sales of the Company's product will support the current level of operating expenses, the Company is currently attempting to identify potential candidates with national experience in sports products and marketing.


ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains is principal office and warehouse distribution facility in Richmond, Virginia. The approximately 4,000 square foot facility is leased from David R. Milligan, a director of the Company, under a five year lease which terminates on November 14, 2000. The rent under the lease is $40,000 per annum for the term of the lease, and includes all parking, utilities, cleaning and building maintenance. Management believes that its current facilities will be sufficient for the Company's purposes for the next twelve months, and that additional office or warehouse facilities will be available in the Richmond area when needed.


ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to July 1996, there was no trading activity in the Company's common stock. The Company's common stock may be traded in the over-the-counter market and quoted in what are commonly referred to as on the "pink sheets", which reports quotations by brokers or dealers in particular securities. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in the Company's stock is reported under the symbol SPGU.

     The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock from July 29, 1996 (the date for which quotations are first available) through September 1996.

                                                                             HIGH                     LOW
                                                                        ---------------        -----------------
YEAR ENDED SEPTEMBER 30, 1996
     First Quarter....................................................          --                      --

     Second Quarter...................................................          --                      --

     Third Quarter....................................................          --                      --

     Fourth Quarter...................................................       2-5/8                       1


     These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and does not necessarily represent actual transactions.

     As of January 6, 1997, there were approximately 420 record holders of the Company's common stock.

Common Stock

     The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $.01 par value ("Common Stock"), of which, as of January 6, 1997, 5,981,923 shares of Common Stock were issued and outstanding and held of record by approximately 420 persons. Each holder of shares of Common Stock is entitled to one vote for each share held on all matters to be voted upon by the shareholders generally. The shares do not have cumulative voting rights which means that holders of more than 50% of the shares of Common Stock voting for the election of directors can elect all the directors, and that in such an event the holders of the remaining shares would not be able to elect a single director. The approval of proposals submitted to shareholders at a meeting requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters where Delaware law requires the favorable vote of at least a majority of all outstanding shares. Shareholders are entitled to receive such dividends as may be declared from time by the Board of Directors out of funds legally available therefor, and in the event of liquidation, dissolution or winding up of the Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no preemptive, conversion or subscription rights.

Common Stock Purchase Warrants

     In connection with the Company's 1995 private placement, warrants to purchase an aggregate of 375,000 shares of Common Stock were issued ("Warrants"). Each Warrant outstanding entitles the holder to purchase one (1) share of Common Stock for an exercise price of $1.00. The Warrants are exercisable beginning upon the date of issuance and continuing for a period of three (3) years. The shares of Common Stock underlying the Warrants carry piggyback registration rights which entitle the holder to elect to have his or her shares of Common Stock issued upon exercise of the Warrants registered under the Securities Act of 1933 in the event that the Company files a registration statement under such act, subject to certain limitations.

10% Convertible Notes

     Between March and June 1996, the Company conducted a private placement of up to $200,000 in principal amount of 10% convertible promissory notes ("Notes") resulting in gross proceeds of $118,880. The Notes have a term of two years and are convertible into Common Stock at the election of the holder at a price of $1.00 per share. The shares of Common Stock underlying the Notes carry piggyback registration rights which entitle the holder to elect to have his or her shares of Common Stock issued upon exercise of the Notes registered under the Securities Act of 1933 in the event that the Company files a registration statement under such act, subject to certain limitations.

Transfer Agent

     The Transfer Agent for the Company's Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     The Company plans to conduct a private offering of Common Stock to raise funds necessary in order to continue its operations. The Company intends to offer an aggregate of 1,000,000 shares of its Common Stock to accredited investors only at a price of $.50 per share. From June 30, 1996 to the date of this report, operations were funded by advances aggregating $125,000 from Norman
O. Milligan, the Company's President and principal stockholder. Mr. Milligan received the funds he advanced to the Company as loans from business associates. These persons have indicated that they desire to participate in the private offering by assigning Mr. Milligan's loan obligations to the Company (with the result that the Company's obligation to Mr. Milligan will be extinguished). In order to prevent dilution to the current stockholders of the Company as a result of this new offering, Mr. Milligan has agreed to contribute to capital a number of shares of Common Stock held by him equal to the number of shares sold in the private offering (up to 1,000,000 shares). The Common Stock Purchase Agreement to be entered into in connection with the private offering provides that in the event that the Company fails to achieve fiscal 1997 sales of at least 5,000 units of the Fielders-Guard, Mr. Milligan will enter into a change of control agreement whereby all of the shares of Common Stock owned by him will be exchanged for certain operating assets, including inventory and license rights related to the Fielders-Guard. In addition, Mr. Milligan will resign as an officer and director, and cause the remainder of the board to be replaced. Upon such a change of control, Ronald K. Stack and Troy D. Wiseman or their designees will be appointed as trustees to carry out the search for a new operating company to merge with the Company.

     During the next twelve months, general and administrative expenses are expected to substantially increase due to product development costs, advertising costs related to continuation of the Company's marketing plan, legal and accounting fees related to maintaining the Company reporting status with the Securities and Exchange Commission and other expenses related to the Company's marketing efforts. Although management does not expect to engage any significant additional personnel until such time as sales of the Company's product will support the current level of operating expenses, the Company is currently attempting to identify potential candidates with national experience in sports products and marketing. If the Company generates large sales volumes of the Fielders-Guard, the Company may require additional working capital to finance increased inventory requirements.

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


ITEM 7.  FINANCIAL STATEMENTS.

                               SPORTS-GUARD, INC.
                          (A Development Stage Company)
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Auditors...................................................................................  12
Balance Sheets as of September 30, 1996 and 1995.................................................................  13
Statements of Operations for the years ended September 30, 1996 and 1995 and for the period from Inception (July 11, 1994)
     through September 30, 1996..................................................................................  14
Statements of Stockholders' Equity (Deficit) for the period from Inception (July 11, 1994)
     to September 30, 1996.......................................................................................  15
Statements of Cash Flows for the years ended September 30, 1996 and 1995 and for the period from Inception (July 11, 1994)
     through September 30, 1996..................................................................................  17
Notes to Financial Statements....................................................................................  18

                    [LETTERHEAD OF GOODMAN & COMPANY, L.L.P.]





                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
SPORTS-GUARD, INC.


         We have audited the accompanying balance sheets of SPORTS-GUARD, INC. (a development stage company) as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception, July 11, 1994, to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPORTS-GUARD, INC. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from inception, July 11, 1994, to September 30, 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern unless the Company successfully completes its proposed private offering or arranges alternative financing as discussed in Note 4. Management's plans in regard to those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Goodman & Company LLP



7301 Forest Avenue
Richmond, Virginia
December 12, 1996

SPORTS-GUARD, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

==========================================================================================
September 30,                                                       1996          1995
------------------------------------------------------------------------------------------
                          ASSETS
Current assets
  Cash                                                           $  22,832     $  84,746
  Inventory                                                         29,744            --
  Prepaid expenses                                                      75            --
                                                                 ---------     ---------
      Total current assets                                          52,651        84,746

Property and equipment (net of accumulated depreciation
    of $4,724 and $0)                                               39,640        28,100
Deferred charges                                                        --        16,284
Other assets - deposit                                                  --           100
                                                                 ---------     ---------
                                                                 $  92,291     $ 129,230
                                                                 =========     =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable - trade                                       $  37,030     $   1,936
  Accrued expenses                                                   7,809        20,203
  Accounts payable - stockholder                                   126,855        20,085
                                                                 ---------     ---------
      Total current liabilities                                    171,694        42,224
                                                                 ---------     ---------
Long-term liabilities
  Convertible notes                                                118,880            --
                                                                 ---------     ---------
      Total long-term liabilities                                  118,880            --
                                                                 ---------     ---------
        Total liabilities                                          290,574        42,224
                                                                 ---------     ---------
Stockholders' equity (deficit)
  Common stock, $.01 par value, 20,000,000 shares authorized,
    5,854,923 and 4,452,000 shares issued and outstanding           58,549        44,520
  Common stock subscriptions                                            --       170,000
  Additional paid-in capital                                       352,912       (30,946)
  Deficit accumulated during the development stage                (609,744)      (96,568)
                                                                 ---------     ---------
    Total stockholders' equity (deficit)                          (198,283)       87,006
                                                                 ---------     ---------
                                                                 $  92,291     $ 129,230
                                                                 =========     =========

The accompanying notes are an integral part of these financial statements.

SPORTS-GUARD, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
================================================================================

                                                                     July 11, 1994
                                      Year Ended       Year Ended   (Inception) to
                                     September 30,   September 30,   September 30,
                                         1995            1996            1996
                                       ---------       ---------       ---------
Sales                                  $      --       $   1,495       $   1,495
Cost of sales                                 --             317             317
                                       ---------       ---------       ---------
    Gross profit                              --           1,178           1,178
                                       ---------       ---------       ---------

Expenses
  Advertising                          $      --       $ 143,087       $ 143,087
  Legal and accounting fees               16,940          73,292          90,821
  Consulting fees                         13,000          62,560          75,560
  Executive compensation                      --          72,000          72,000
  Executive compensation - waived         24,000          24,000          48,000
  Rent                                     4,952          37,088          45,547
  Travel                                   5,490          11,896          18,736
  Auto expenses                            5,021           4,306          15,844
  Telephone                                1,742          12,209          15,298
  Contracted labor                           418          14,343          14,761
  Office expenses                          2,014           9,651          12,692
  License and fees                           244          10,275          10,519
  Interest                                    --           6,936           6,936
  Payroll taxes                               --           5,710           5,710
  Printing                                    --           5,680           5,680
  Meals and entertainment                  1,819           2,606           5,640
  Testing                                    990           4,171           5,161
  Depreciation                                --           4,724           4,724
  Postage                                    666           3,569           4,496
  Supplies                                 3,027              --           3,027
  Equipment rental                            --           2,327           2,327
  Dues and subscriptions                     591           1,212           1,992
  Insurance                                  400              --           1,344
  Taxes                                      150           1,025           1,175
  Miscellaneous                               --             978             978
  Utilities                                   --             609             609
  Donations                                   25             100             125
  Repairs                                     31              --              31
                                       ---------       ---------       ---------

    Total expenses                        81,520         514,354         612,820
                                       ---------       ---------       ---------

    Net loss                           $ (81,520)      $(513,176)      $(611,642)
                                       =========       =========       =========

Loss per share                              0.02            0.09            0.12
                                       =========       =========       =========

The accompanying notes are an integral part of these financial statements.

SPORTS-GUARD, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

================================================================================

FROM INCEPTION, JULY 11, 1994 THROUGH SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                                                                                                              DEFICIT
                                                                                                             ACCUMULATED
                                                                                    COMMON       ADDITIONAL  DURING THE
                                                                         COMMON      STOCK        PAID-IN    DEVELOPMENT
                                                                         STOCK    SUBSCRIPTIONS   CAPITAL       STAGE        TOTAL
                                                                        ------------------------------------------------------------
BALANCE, JULY 11, 1994 (INCEPTION)                                      $    --   $      --      $     --    $     --     $      --

Common stock-issued                                                       6,300          --            --          --         6,300

Syndication costs incurred as an S Corporation during the development
  stage                                                                      --          --       (10,576)         --       (10,576)

Net loss incurred as an S Corporation                                        --          --            --     (16,946)      (16,946)
                                                                        ------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1994                                               6,300          --       (10,576)    (16,946)      (21,222)

Syndication costs incurred as an S Corporation during the development
  stage                                                                      --          --        (4,252)         --        (4,252)

Conversion of common stock previously issued to $.01 par value,
  20,000,000 shares authorized, 4,452,000 shares issued on
  July 18, 1995, at a rate of 2,120 shares issued for each previous
  share of common stock outstanding                                      38,220          --            --     (38,220)           --

Common stock subscriptions received for 170,000 units sold at $1 per unit consisting of one share of the Company's common stock, $.01
  par value and a common stock purchase warrant                              --     170,000            --          --       170,000

Executive compensation waived during the Company's tax status as an
  S Corporation                                                              --          --         8,000          --         8,000

Net loss incurred during the development stage through July 24, 1995,
  effective date of S Corporation termination                                --          --            --     (23,172)      (23,172)

Reclassification of S Corporation development stage net loss during the development stage from inception, July 11, 1994, through July 24,
  1995, effective date of S Corporation termination                          --                   (40,118)     40,118            --

Net loss incurred as a C Corporation from July 25, 1995, through
  September 30, 1995                                                         --          --            --     (58,348)      (58,348)

Executive compensation waived during the Company's tax status as
  a C Corporation                                                            --          --        16,000          --        16,000
                                                                        ------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995 (CARRIED FORWARD)                           $44,520   $ 170,000      $(30,946)   $(96,568)    $  87,006
                                                                        ============================================================

SPORTS-GUARD, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
================================================================================
FROM INCEPTION, JULY 11, 1994 THROUGH SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                                                                    COMMON      ADDITIONAL   DURING THE
                                                                         COMMON      STOCK       PAID-IN     DEVELOPMENT
                                                                         STOCK   SUBSCRIPTIONS   CAPITAL        STAGE      TOTAL
                                                                        ------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995 (BROUGHT FORWARD)                           $44,520    $ 170,000    $(30,946)    $ (96,568)   $  87,006

  Common stock subscriptions received for 205,000 units sold at $1 per unit consisting of one share of the Company's common stock, $.01
    par value and a common stock purchase warrant                            --      205,000          --            --      205,000

  Converted 375,000 units of common stock subscriptions to 375,000
    shares of common stock with a par value of $.01                       3,750     (375,000)    371,250            --           --

  Syndication costs incurred during the development stage                    --           --      (1,113)           --       (1,113)

  Issued 1,027,923 shares of $.01 par value common stock for all of the
    outstanding shares of Skate Publishing Corporation                   10,279           --     (10,279)           --           --

  Net loss                                                                   --           --          --      (513,176)    (513,176)

  Executive compensation waived                                              --           --      24,000            --       24,000
                                                                        ------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1996                                             $58,549    $      --    $352,912    $ (609,744)   $(198,283)
                                                                        ============================================================


   The accompanying notes are an integral part of these financial statements.

SPORTS-GUARD, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
================================================================================

                                                                                                  JULY 11, 1994
                                                                  YEAR ENDED       YEAR ENDED    (INCEPTION) TO
                                                                 SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                     1995             1996             1996
                                                                ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net loss                                              $ (81,520)       $(513,176)       $(611,642)
            Adjustment to reconcile to net cash used
              in operating activities:
            Depreciation                                                 --            4,724            4,724
            Waived compensation                                      24,000           24,000           48,000
                Changes in:
                  Accounts payable                                    1,936           35,094           37,030
                  Accrued expenses                                   20,203          (12,394)           7,809
                  Organizational costs paid                         (15,310)          16,284               --
                  Inventory                                              --          (29,744)         (29,744)
                  Prepaid expenses                                       --              (75)             (75)
                                                                 -----------------------------------------------
                    NET CASH USED IN OPERATING
                     ACTIVITIES                                     (50,691)        (475,287)        (543,898)
                                                                 -----------------------------------------------
          CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of equipment                                (28,100)         (16,264)         (44,364)
            Deposits                                                   (100)             100               --
                                                                 -----------------------------------------------
                    NET CASH USED IN INVESTING
                     ACTIVITIES                                     (28,200)         (16,164)         (44,364)
                                                                 -----------------------------------------------
          CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from notes payable                                  --           10,000           10,000
            Repayments of notes payable                                  --          (10,000)         (10,000)
            Proceeds from convertible notes                              --          118,880          118,880
            Common stock subscriptions (net of
              syndication costs of $4,252, $1,113
              and $15,941)                                          165,748          203,887          359,059
            Issuance of common stock                                     --               --            6,300
            Borrowings from shareholder                              25,389          126,280          173,865
            Repayments of borrowings from shareholder               (27,500)         (19,510)         (47,010)
                                                                 -----------------------------------------------
                    NET CASH PROVIDED BY FINANCING
                     ACTIVITIES                                     163,637          429,537          611,094
                                                                 -----------------------------------------------
          NET (DECREASE) INCREASE IN CASH                            84,746          (61,914)          22,832

          CASH AT BEGINNING OF PERIOD                                    --           84,746               --
                                                                 -----------------------------------------------
          CASH AT END OF PERIOD                                   $  84,746        $  22,832        $  22,832
                                                                 ===============================================
          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid for interest                                $       --       $   6,612        $   6,612
                                                                 ===============================================


   The accompanying notes are an integral part of these financial statements.

SPORTS-GUARD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

         SPORTS-GUARD, INC. (the "Company") was incorporated in Virginia in July 1994 and reincorporated in July 1995 as a Delaware corporation. It is the Company's plan to distribute a patented face guard to be used primarily by defensive players in the sports of baseball and softball.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF ACCOUNTING

         The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement and federal income tax purposes.

         PROPERTY AND EQUIPMENT

         Property and equipment includes equipment used for the manufacture of sports safety equipment. Depreciation is computed using straight-line or accelerated methods over the assets' expected useful lives.

         DEFERRED CHARGES

         Deferred charges, consisting of organizational costs, are being amortized using the straight-line method over five years. Amortization will be recognized when production commences.

         INVENTORY

         Inventory is accounted for using the first-in, first-out (FIFO) method.

         INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and those which are deferred. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. These differences are measured by the average tax rates expected to apply to taxable income in the years when these differences reverse. Changes in deferred tax assets or liabilities are recognized in operations in the year in which they occur. The principal types of differences between tax assets and liabilities for financial statement and tax return purposes are start-up costs and net operating losses. A deferred tax asset has been recognized in the amount of $117,391 and $14,525, at September 30, 1996 and 1995 for which a valuation allowance has been fully established. The Company has net operating losses in the amount of $526,225 that are available to offset taxable income through 2011.

         USE OF ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


                         (Notes continued on next page)

         CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions. As of September 30, 1996, the Company had no significant concentrations of credit risk.

         EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during 1996 and since inception were 5,481,460 and 4,925,920, respectively.


NOTE 3 - INVENTORY


         Inventory consisted of the following at September 30, 1996:

                     Raw materials          $  20,749
                     Finished goods             8,995
                                            ---------
                                            $  29,744
                                            =========


NOTE 4 - DEVELOPMENT STAGE OPERATIONS

         The Company is a development stage entity which plans to engage in the manufacture, sale and distribution of sports safety equipment. The Company's first product, known as the Fielders-Guard, is a polycarbonate face guard to be used primarily, although not exclusively, by defensive players in the sports of baseball and softball. The Company commenced its development stage operations as a Virginia corporation on July 11, 1994, with the issuance of 2,100 shares (3,000 shares were authorized) of $3 par value stock to its then sole shareholder, Norman O. Milligan. For the first year of its development, start up costs were incurred primarily for professional fees associated with obtaining the financing and initial equipment necessary to develop the molds to be used in the manufacture of the face protection products. During this development phase, the Company was treated as an S Corporation for income tax reporting purposes. The Company was reorganized as a Delaware corporation on July 25, 1995. In this reorganization, one share of Sports-Guard, Inc. (Virginia) stock was converted into 2,120 shares of Sports-Guard, Inc. (Delaware) stock. After this reorganization, the Company was provided the authority to issue 20,000,000 shares of common stock and, upon conversion of the previous 2,100 Virginia shares outstanding, 4,452,000 shares of the reorganized Company were outstanding.

         Also in conjunction with the reorganization, a Confidential Private Placement Memorandum (CPOM) was offered for the sale of 400,000 units each consisting of one share of the Company's common stock, $.01 par value, and a common stock purchase warrant. The purchase warrant provides for the holder of the warrant to be eligible to purchase an additional number of shares not to exceed 100% of the holder's original number of shares, par value $.01, for a three-year period at the price of $1.00 per share. The CPOM required eligible participants to enter into a subscription agreement, which after acceptance by the Company, would result in the issuance of the appropriate shares of common stock and stock purchase warrants. At September 30, 1995, 170,000 units had been subscribed and fully paid. During October 1995, an additional 205,000 units were subscribed and fully paid. The offering was concluded with the final issuance of shares on November 10, 1995. The amount of units issued pursuant to the CPOM was 375,000 units with $375,000 of capital provided to the Company. The proceeds were used primarily to complete production of an injection mold for the Fielders-Guard, to manufacture prototypes and inventory, for research and development of improvements on the Fielders-Guard product, for the payment of advertising and marketing expenses and general operating expenses. In addition, the proceeds were used for legal and accounting fees related to initiating Securities and Exchange Commission reporting by the Company.


                         (Notes continued on next page)

         On February 2, 1996, the Company issued 1,027,923 shares of its common stock for all of the outstanding shares of Skate Publishing Corporation, a Delaware corporation. Skate Publishing had been inactive since its formation, had never conducted any business and had no significant assets at the time of the merger. The estimated fair value of the net assets acquired with Skate Publishing Corporation was used to determine the cost assigned to stock issued. The Company acquired Skate Publishing Corporation in order to increase its shareholder base.

         The Company was unsuccessful in generating any significant level of sales of the Fielders-Guard as a result of its initial marketing efforts. Management concluded that the proceeds of the CPOM were not sufficient to permit the Company to fully implement its marketing campaign or complete a roll out of its Fielders-Guard product. Between March and June of 1996, the Company raised gross proceeds of $118,880 from the private offering of convertible notes in order to provide working capital for the wholesale and retail marketing of its product and the continuation of its business. The notes have a term of two years and are convertible into shares of the Company's common stock at the election of the holder at a price of $1.00 per share. (see note 10)

         Despite the Company's continued marketing efforts, the Company achieved only minimal sales of the Fielders-Guard during the year ended September 30, 1996. Management determined, based upon various factors, including customer feedback, that the design of the Fielders-Guard was a significant factor in the lack of market acceptance of the product. The Company received positive feedback on the safety related goals of its product, but a negative response to the actual design. As a result, since June 30, 1996, the Company has developed a plan to redesign its product in order to attempt to attain market acceptance. The Company engaged Advanced Design Corporation of Newington, Virginia, to develop structural improvements in the Fielders-Guard while reducing the overall size and thickness of the polycarbonate mask and impact pads. The redesigned Fielders-Guard has a projection for the nose area and a more open design allowing more ventilation and easier communication between players. The redesigned Fielders-Guard is lighter-weight and is a clear polycarbonate injection molded mask which allows for clearer visibility of the player's face.

         The Company has produced approximately 25 prototypes of the redesigned Fielders-Guard, using a vacuum mold, for use in obtaining a preliminary indication of market acceptance and establishing relationships with potential dealers. The Company has received confirmation from its patent counsel that the redesigned Fielders-Guard is protected by the existing patent for the Fielders-Guard. The Company also entered into an agreement with Revere Mold and Engineering of Chester, Virginia, for production of the injection mold for the redesigned Fielders-Guard. The new injection mold will cost $35,000 and is expected to be completed approximately January 15, 1997. Management intends to engage Reiss Corporation of Blackstone, Virginia to begin contract manufacturing of the Fielders-Guard mask immediately following completion of the new injection mold. The redesigned pads for the Fielders-Guard will be produced by Rubatex Corporation of Bedford, Virginia, using the Company's existing inventory of pads for initial production. Product assembly and packaging services will continue to be provided on a contract basis by Reiss Corporation.

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


                         (Notes continued on next page)

         The Company plans to conduct a private offering of Common Stock to raise funds necessary in order to continue its operations. The Company intends to offer an aggregate of 1,000,000 shares of its Common Stock to accredited investors only at price of $.50 per share. From June 30, 1996 to the date of this report, operations were funded by advances aggregating $125,000 from Norman
O. Milligan, Sr., the Company's president and principal stockholder. Mr. Milligan received the funds he advanced to the Company as loans from business associates. These persons have indicated that they desire to participate in the private offering by assigning Mr. Milligan's loan obligations to the Company (with the result that the Company's obligation to Mr. Milligan will be extinguished). In order to prevent dilution to the current stockholders of the Company as a result of this new offering, Mr. Milligan has agreed to contribute to capital a number of shares of Common Stock held by him equal to the number of shares sold in the private offering (up to 1,000,000 shares).

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

         The Company does not anticipate incurring any significant research and development activities, other than the redesign of the Fielders-Guard, until such time as revenues from operations will support such activities. Absent sales revenue or receipt of additional financing, the Company has no plans for any significant capital expenditures for plant or equipment during the next twelve months.

         There is no assurance that the Company will be successful in raising additional capital, that the redesigned Fielders-Guard will result in market acceptance, that the Company will be able to generate any meaningful level of sales of the redesigned Fielders-Guard product or that the Company will be able to continue its ongoing operations.


NOTE 5 - EMPLOYMENT AGREEMENT

         The Company has entered into an employment agreement with Mr. Norman Milligan, who is also the majority stockholder and Chief Executive Officer of the Company, for an initial period ending June 30, 2000. The agreement automatically renews for successive one-year periods unless certain notifications are made by either party at least sixty days prior to the expiration date. The agreement contains basic compensation for future fiscal years as follows:

          September 30, 1997                      $   96,000
          September 30, 1998                          96,000
          September 30, 1999                          96,000
          June 30, 2000                               72,000
                                                  ----------
                                                  $  360,000
                                                  ==========

         Mr. Milligan waived his right to receive compensation through the initial six-months of this agreement.

         In addition, the agreement contains bonus formulas based upon the Company's performance and customary non-taxable fringe benefits.


                         (Notes continued on next page)

NOTE 6 - PATENT LICENSE AGREEMENT

         The patents covering the protective face guards the Company will provide and distribute are owned by Mr. Milligan. The Company has executed a patent license agreement with Mr. Milligan which provides the Company with the exclusive license to manufacture, sell, and distribute the products under the patents for an initial term of ten years. The license agreement provides for the payment of royalties to Mr. Milligan, such payment being waived by Mr. Milligan while he is employed by the Company as its President.


NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

         Accounts payable owed to Mr. Milligan in the amount of $126,855 are payable on demand with no interest.(see Note 4) The amounts advanced by Mr. Milligan to the Company during the year totaled $126,280. These funds were used for working capital. During 1996, repayments of $19,510 were made by the Company to Mr. Milligan.


NOTE 8 - RISKS AND UNCERTAINTIES

         The Company was recently formed and has limited operating history. The success of the face protection sports gear is dependent on the Company's ability to achieve market acceptance for the product. The product is new and the Company has not previously manufactured, sold or distributed this product. The Company has not, at this time, undertaken any extensive market research or broad test marketing to determine the nature and extent of the market for the product. Although the Company anticipates that its full scale operations will commence in the near term (within one year), there can be no assurance that factors outside the control of the Company will not result in delays. The Company will not be able to diversify its activities in the event there is insufficient market acceptance of its product.

         The Company is dependent upon the services of Mr. Milligan. The loss of Mr. Milligan's services could have a materially adverse effect on the operations of the Company. Although Mr. Milligan has worked in commercial and industrial construction management for approximately 30 years and has been actively involved in the administration of youth softball and baseball activities for the last 25 years, he does not have any experience or expertise in the manufacture, sale or distribution of sports products or in any other aspect of the sporting goods industry.

         In the event of increased manufacturing expenses, cost overruns, delays or unanticipated low sales volume, the Company may not have sufficient cash to operate in the near term. If any of the aforementioned events occur, additional financing would probably be necessary to fund continuing operations. Additionally, there can be no assurance that the Company will be able to obtain such additional debt or equity financing. If such financing were available, it might not be on terms which are acceptable to the Company.

         The Company has obtained the rights to United States Patents issued on May 4, 1993, and December 7, 1993, under the U.S. Patent Office Number 5,206,955 and 5,267,353, for its protective face guards. The Company believes that it could assert the Patents to prevent other persons from manufacturing, selling, or using the product or similar products, as covered by the claims in the Patents, in the United States. However, the Company has not yet undertaken any research to determine whether, and cannot provide any assurances that: (1) the Patents will be enforceable and adequate to protect the Company from the sale in the United States, or importation into the United States from any other country, of a competing product by another person; (2) the manufacture, sale or distribution of the product will not infringe upon the patent or other proprietary rights of another person in the United States; or (3) the Company will be financially capable of prosecuting or defending any infringement action with respect to the patents or the rights of other persons.


                         (Notes continued on next page)

         On April 14, 1995, the United States Patent and Trademark Office issued a Notice of Publication of the trademark of the name "Sports-Guard" (the "Trademark") which is owned by Mr. Milligan and licensed to the Company. However, there can be no assurance that the Company will be financially capable of prosecuting or defending any infringement action with respect to the Trademark or the trademark rights of others. Neither the Company nor Mr. Milligan has filed any applications to register the Trademark with the Commonwealth of Virginia or any other jurisdictions.


NOTE 9 - LEASE AGREEMENTS

         On September 21, 1995, the Company entered into a five year lease for its principal office and warehouse facility of approximately 4,000 square feet in Richmond, Virginia with David R. Milligan, a director of the Company. The lease, with annual rent of $40,000 including all parking, utilities, cleaning and building maintenance, terminates on November 14, 2000.

         On July 11, 1996, the Company entered into a 36 month operating lease for its copier and fax machine in their principal office with the Great American Leasing Corporation. The lease is a monthly rent of $145 and will terminate on July 11, 1999.


NOTE 10 - CONVERTIBLE NOTES

         As noted in note 4, during the third quarter, the Company issued convertible promissory notes in the amount of $118,880 to an accredited investor in a private offering. The notes bear interest at the rate of 10% per annum and are due 24 months from the date of issuance. Interest is payable on the notes quarterly and in arrears beginning on June 30, 1996. The notes are convertible, at the option of the holder, into the Company's $.01 par value common stock, at an initial conversion price of $1.00 per share. The Company used the entire proceeds for working capital purposes, including payment of advertising and marketing expenses, and general and administrative expenses.


                                    * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Inapplicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:

        NAME                   AGE                        POSITION
Norman O. Milligan             68                President, Chief Financial
                                                 Officer, Secretary and Director

Ronald K. Milligan             40                Director

David R. Milligan              37                Director

Norman O. Milligan, Jr.        41                Director

     NORMAN O. MILLIGAN is the founder of the Company and has served as a director and sole officer since its inception. Milligan spent over 35 years in the industrial and commercial contracting business before retiring in 1990. Shortly thereafter, he began development of the Fielders-Guard, for which he received a patent in 1993, and subsequently founded the Company. Milligan has served in various positions, including coach, league president, district administrator and state official, of Little League Baseball in Virginia from 1968 to the present. Milligan also serves as a member of the Sports and Equipment Committee of the American Society of Testing Materials. He attended Norfolk Division College of William & Mary from 1949-1952, following three years of service in the United States Air Force from 1946-1949.

     RONALD K. MILLIGAN has been a director of the Company since its inception. From 1982 to the present he has been employed in various capacities by Blue Cross/Blue Shield of Virginia, including Supervisor of Claims Administration, Field Marketing and currently serves as Director of Marketing, Totals Programs Administrators. He received a B.A. in History from Virginia Military Institute in 1978.

     DAVID R. MILLIGAN has been a director of the Company since its inception. Since 1989, he has served as the president of James River Interiors, Inc., a commercial and industrial drywall, acoustical and exterior coating contractor. From 1985 to 1988, he served as a construction manager for MR Interiors, Inc. He received a B.A. in Economics from the University of Richmond in 1983.

     NORMAN O. MILLIGAN, JR. has been a director of the Company since its inception. He served as a Center Manager for J.B. Acoustical Co. of Richmond, Virginia, a subsidiary of U.S. Gypsum Co., from 1987 to 1993 when it merged with Building Supply, Inc. He now serves as an Area Sales Representative for Building Supply, Inc.

     All directors serve a term of one year or until their successors have been duly elected and qualified.

Family Relationships.

     Norman O. Milligan is the father of Ronald K. Milligan, David R. Milligan and Norman O. Milligan, Jr.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. During the fiscal year ended September 30, 1996, each of the directors or officers filed the Initial Statement of Beneficial Ownership of Securities two (2) days following the required due date. No directors or officers failed to file any other required report on a timely basis.


ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Officers.

     No executive officer of the Company was paid cash or non-cash compensation in excess of $100,000 during the fiscal years ended September 30, 1996 and 1995 or during the period from inception to September 30, 1994. The Company had and has no compensation plans in place and no officer has received non-cash compensation. The following table sets forth the compensation paid by the Company to its chief executive officer for services rendered during fiscal 1996 and 1995, and during the period from inception to September 30, 1994.

                                                                        ANNUAL COMPENSATION
                                                          -----------------------------------------------
                                                                                          OTHER ANNUAL
NAME AND PRINCIPAL POSITION                      YEAR      SALARY ($)      BONUS ($)      COMPENSATION
--------------------------------------------   --------   -------------   -----------   -----------------
Norman O. Milligan, President...............     1996        $72,000          ---              ---
                                                 1995        $ -0-            ---              ---
                                                 1994*       $ -0-            ---              ---

--------------------
         *Represents the period from inception (July 11, 1994) to September 30, 1994.

Compensation of Directors.

         Directors receive no compensation for their services as such.

Employment Agreement.

         The Company and Mr. Milligan have entered into a five (5) year employment agreement (the "Employment Agreement") which commenced July 1, 1995. The Employment Agreement provides for a base salary of $8,000 per month and incentive compensation based upon the Company's gross sales. The incentive compensation formula provides for an annual payment to Mr. Milligan equal to one-half percent (0.5%) of annual gross sales in excess of $1 million and less than or equal to $2 million, plus one percent (1%) of annual gross sales in excess of $2 million and less than or equal to $3 million, plus one and one-half percent (1.5%) of annual gross sales in excess of $3 million. In consideration of the incentive compensation provided by the Employment Agreement, Mr. Milligan has agreed, and the Patent License Agreement provides, that all royalties due to Mr. Milligan for the Patents and Trademark are waived for so long as Mr. Milligan is employed as President of the Company. (See Item
1. Description of Business--Business of the Issuer--Licensing Arrangements.) The Employment Agreement also provides that Mr. Milligan is entitled to a motor vehicle for his use and reimbursement of out-of-pocket business expenses. Mr. Milligan is also entitled to participate in any group life or health insurance policies or programs as may be maintained by the Company from time to time at no cost. Mr. Milligan agreed to waive all salary payable during the first six months of the term of the Employment Agreement (through December 31, 1995). The Company commenced paying Mr. Milligan's salary in accordance with the Employment Agreement on January 1, 1996. The Employment Agreement automatically renews for successive one year terms unless either party delivers notice of its intention not to renew 60 days prior to the expiration of the current term.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the ownership of the Company's common stock, $.01 par value ("Common Stock") as of January 6, 1997, (i) by each person who is known by the Company to be the beneficial owner of more than 5% of its Common Stock; (ii) by each of the Company's directors and officers; and (iii) by all of the Company's directors and officers as a group:

Shareholder(1)                        No. of Shares         Percentage
--------------                        -------------         ----------
Norman O. Milligan                     4,452,000              74.42%

Apportum Consulting Corp.(2)             573,734               9.59%

Ronald K. Milligan                             0                  -

David R. Milligan                              0                  -

Norman O. Milligan, Jr.                        0                  -

All officers and directors as a        4,452,000              74.42%
group (4 persons)

--------------------

(1)      The addresses of these shareholders are as follows: Norman O. Milligan:
         3212 Skipwith Road, Suite G-1, Richmond, Virginia 23294. Apportum Consulting Corp.: 90 Park Avenue, 16th Floor, New York, New York 10016.

(2) Includes 50,000 shares held of record by The Wiseman Family Trust, a shareholder of Apportum Consulting Corp. as well as 40,000 shares held by another entity in which such shareholder is a greater than 10% beneficial owner. Neither Apportum Consulting Corp., The Wiseman Family Trust nor their respective shareholders or beneficiaries are officers, directors or affiliates of the Company. Does not include 118,880 shares issuable upon conversion of outstanding indebtedness.

         The Company plans to conduct a private offering of Common Stock to raise funds necessary in order to continue its operations. The Company intends to offer an aggregate of 1,000,000 shares of its Common Stock to accredited investors only at a price of $.50 per share. From June 30, 1996 to the date of this report, operations were funded by advances aggregating $125,000 from Norman
O. Milligan, the

Company's President and principal stockholder. Mr. Milligan received the funds he advanced to the Company as loans from business associates. These persons have indicated that they desire to participate in the private offering by assigning Mr. Milligan's loan obligations to the Company (with the result that the Company's obligation to Mr. Milligan will be extinguished). In order to prevent dilution to the current stockholders of the Company as a result of this new offering, Mr. Milligan has agreed to contribute to capital a number of shares of Common Stock held by him equal to the number of shares sold in the private offering (up to 1,000,000 shares). The Common Stock Purchase Agreement to be entered into in connection with the private offering provides that in the event that the Company fails to achieve fiscal 1997 sales of at least 5,000 units of the Fielders-Guard, Mr. Milligan will enter into a change of control agreement whereby all of the shares of Common Stock owned by him will be exchanged for certain operating assets, including inventory and license rights related to the Fielders-Guard. In addition, Mr. Milligan will resign as an officer and director, and cause the remainder of the board to be replaced. Upon such a change of control, Ronald K. Stack and Troy D. Wiseman or their designees will be appointed as trustees to carry out the search for a new operating company to merge with the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Norman O. Milligan, an officer, director and the principal shareholder of the Company, is the owner of the Patents for the Fielders-Guard and the Trademark for the name Sports-Guard. (See Part I. Item 1. Description of Business--Business of the Issuer--Patents and Trademark.) The Company holds an exclusive world-wide license for the Patents and for use of the Trademark in connection with the Fielders-Guard product (as well as a right of first refusal for use of the Trademark in connection with any other product). (See Part I.
Item 1. Description of Business--Business of the Issuer--Licensing Arrangements.) The Patent License Agreement has an initial term of ten (10) years expiring in July 2004, with an option to renew for the life of the Patents. The Patent License Agreement provides that, during the term of Mr. Milligan's employment as President of the Company, all royalties under the Patent License Agreement are waived by Mr. Milligan.

         The Company and Mr. Milligan have entered into an Employment Agreement, effective July 1, 1995, with a term of five (5) years and providing for a base salary of $96,000 per annum and incentive compensation based on the Company's gross sales. (See Part III. Item 10. Executive Compensation--Employment Agreement.)

         On September 21, 1995, the Company entered into a five year lease for its principal office and warehouse facility in Richmond, Virginia with David R. Milligan, a director of the Company. (See Part I. Item 2. Description of Property.)

         Since the Company's inception, Norman O. Milligan has periodically made advances to the Company to cover operating expenses. At September 30, 1995, the balance owed to Mr. Milligan for such advances was $20,203 (with no stated rate of interest). During fiscal 1995, Mr Milligan advanced $25,389 to the Company and was repaid an aggregate of $27,500. At December 31, 1995, the balance owed to Mr. Milligan for such advances was $1,685. At September 30, 1996, the balance owed to Mr. Milligan for such advances was $126,855 (with no stated rate of interest). During fiscal 1996, Mr Milligan advanced $126,280 to the Company and was repaid an aggregate of $19,510.

         The Company believes that all of the transactions entered into by it were fair and reasonable, and intends that all future transactions, if any, with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS AND INDEX OF EXHIBITS.

                                                                            Page

2.1*     Certificate of Incorporation of the Company

2.2*     Bylaws of the Company.

3.1*     Specimen Common Stock Certificate.

3.2*     (Form of) Stock Purchase Warrant.

3.3**    (Form of) 10% Convertible Notes.

6.1*     Patent License Agreement dated July 15, 1995 between the
         Company and Norman O. Milligan.

6.2*     Employment Agreement dated July 1, 1995 between the
         Company and Norman O. Milligan.

6.3*     Office Lease dated September 21, 1995 between the
         Company, as lessee, and David R. Milligan, as lessor.

27       Financial Data Schedule.

----------------------

*Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed February 23, 1996.

**Incorporated herein by reference to the Company's Registration Statement on Form 10-SB/A filed June 3, 1996.

         (b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 10, 1997                    SPORTS-GUARD, INC.



                                            By: /s/Norman O. Milligan
                                                --------------------------------
                                                Norman O. Milligan, President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/Norman O. Milligan           President (Principal Executive          January 10, 1997
-----------------------------   Officer, Principal Financial Officer)
NORMAN O. MILLIGAN              and Director




/s/Ronald K. Milligan           Director                                January 10, 1997
-----------------------------
RONALD K. MILLIGAN



/s/David R. Milligan            Director                                January 10, 1997
-----------------------------
DAVID R. MILLIGAN



/s/Norman O. Milligan, Jr.      Director                                January 10, 1997
-----------------------------
NORMAN O. MILLIGAN, JR.