Form 10QSB
period 1997-03-31
SPORTS GUARD INC
filed 1997-05-15
CIK 1000285

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                  FORM 10-QSB

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ---------

Commission File Number 0-27842

                             SPORTS-GUARD, INC.

      (Exact name of small business issuer as specified in its charter)

         Delaware                                                      54-1778587
(State or other jurisdiction                                        (IRS Employer
of incorporation or organization)                                   Identification No.


            3212 Skipwith Road, Suite G-1, Richmond, Virginia  23294
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

                        [X] Yes                  No  [ ]

         At March 31, 1997, 5,854,923 shares of the Company's common stock were outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

         (a)     Balance Sheets (Unaudited) March 31, 1997 and September 30,
                 1996.

         (b) Statements of Operations (Unaudited) - Three and Six Month Periods Ended March 31, 1997 and 1996 and Period from Inception (July 11 1994) to March 31, 1997

         (c) Statements of Cash Flows (Unaudited) - Six Month Periods Ended March 31, 1997 and 1996 and Period from Inception (July 11,
                 1994) to March 31, 1997.

         (d)     Notes to Unaudited condensed Financial Statements

ITEM 2.          Management's Discussion and Analysis or Plan of Operation

PART II          OTHER INFORMATION

SPORTS-GUARD, INC.



                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS


                                                                       March 31,           September 30,
                                                                         1997                  1996
                                                                   ----------------      ----------------
Cash                                                               $            47       $        22,832

Inventory                                                                   41,010                29,744

Prepaid Expenses                                                             5,782                    75

Property and equipment (net of accumulated
  depreciation of $7,922 and $4,724)                                        38,041                39,640

Deposits                                                                    11,670                -
                                                                   ----------------      ----------------

                                                                   $        96,550       $        92,291
                                                                   ================      ================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Accounts payable - trade                                           $       101,258       $        37,030
Accrued expenses                                                            34,357                 7,809
Notes payable                                                              118,880               118,880
Accounts payable - stockholder                                             178,202               126,855
                                                                   ----------------      ----------------
        Total liabilities                                          $       432,697       $       290,574
                                                                   ----------------      ----------------


Stockholders' equity

Common stock, $.01 par value                                                59,819                58,549
Additional paid-in capital                                                 415,142               352,912
Deficit accumulated during the development stage                          (811,108)             (609,744)
                                                                   ----------------      ----------------
        Total deficit in stockholders' equity                      $      (336,147)      $      (198,283)
                                                                   ----------------      ----------------

                                                                   $        96,550       $        92,291
                                                                   ================      ================

SPORTS-GUARD, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                       Three        Three         Six          Six        July 11,
                                       Months       Months       Months       Months       1994
                                       Ended        Ended        Ended        Ended    (Inception) to
                                     March 31,    March 31,     March 31,    March 31,    March 31,
                                       1996          1997         1996         1997         1997
                                    ---------     ---------   ----------   ----------    ----------
Sales                               $    839      $      0    $     839    $       0     $   1,495
Cost of sales                            130                        130                        317
                                    ---------     ---------   ----------   ----------    ----------
    Gross profit                         709             0          709            0         1,178
                                    ---------     ---------   ----------   ----------    ----------

Expenses:
    Advertising                        5,388                    112,999                    143,087
    Legal and accounting fees          6,424        18,668       11,986       30,954       121,776
    Consulting Fees                    7,866                     27,616       58,000       133,560
    Executive compensation            24,000        24,000       24,000       48,000       120,000
    Executive compensation-waived                                24,000                     48,000
    Rent                              10,000        10,000       17,088       20,000        65,547
    Travel                             1,202           226        5,435        2,374        21,110
    Auto expenses                      1,936         1,155        3,202        3,619        19,463
    Telephone                          6,812         1,069        8,870        2,126        17,424
    Contract labor                     2,724         1,198        6,157        3,616        18,376
    Office expenses                    8,016           572        8,666        1,075        13,767
    License and fees                     408         3,900          805        5,885        16,404
    Interest                             329         7,743          329       14,272        21,208
    Payroll taxes                      1,836         1,892        1,836        3,151         8,861
    Printing                             470                      4,318                      5,680
    Meals and entertainment              415           167        1,498        1,122         6,763
    Testing                                                         700        1,740         6,901
    Depreciation                       2,302         1,622        2,302        3,198         7,922
    Postage                            1,487            79        2,062          314         4,810
    Supplies                                                                                 3,027
    Equipment rental                     902           428        1,592          863         3,190
    Dues and subscriptions               163           420          509          695         2,686
    Insurance                                                                                1,344
    Taxes                                220                        220                      1,175
    Miscellaneous                                       26          203          171         1,149
    Utilities                             54                        235          160           770
    Donations                                                                                  125
    Repairs                                             31                        31            62
                                    ---------     ---------   ----------   ----------    ----------
         Total Expenses               82,954        73,196      266,628      201,366       814,185
                                    ---------     ---------   ----------   ----------    ----------

         Net loss                   $(82,245)     $(73,196)   $(265,919)   $(201,366)    $(813,007)
                                    ---------     ---------   ----------   ----------    ----------

SPORTS-GUARD, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                          Six                  Six                July 11,
                                                        Months               Months                 1994
                                                         Ended                Ended             (Inception) to
                                                       March 31,            March 31,             March 31,
                                                         1996                 1997                  1997
                                                  ----------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $     (265,919)      $      (201,366)      $      (813,008)
  Adjustment to reconcile to net
    cash used in operating activities:
  Depreciation                                              2,302                 3,198                 7,922
  Waived compensation                                      24,000                                      48,000
     Changes in:
       Accounts payable                                    17,789                64,228               101,258
       Other payables                                                            10,355                10,355
       Accrued expenses                                       200                16,194                24,003
       Inventory                                          (20,824)              (11,265)              (41,009)
       Prepaid expenses                                   (28,225)               (5,707)               (5,782)
                                                  ----------------     -----------------     -----------------
           NET CASHED USED IN
             OPERATING ACTIVITIES                  $     (270,677)      $      (124,363)      $      (668,261)
                                                  ----------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Acquisition) disposal of equipment                      (9,338)               (1,599)              (45,963)
  Deposits                                                    100               (11,670)              (11,670)
                                                  ----------------     -----------------     -----------------
           NET CASHED USED IN
             INVESTING ACTIVITIES                          (9,238)              (13,269)              (57,633)
                                                  ----------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                              10,000                                      10,000
  Repayments of notes payable                                                                         (10,000)
  Proceeds from convertible notes                                                                     118,880
  Common stock subscriptions (net of
    syndication costs of  $0 and $15,941)                 203,887                                     359,059
  Issuance of common stock                                                       63,500                69,800
  Borrowings from shareholder                                                    56,447               230,312
  Repayments of borrowings from shareholder               (18,400)               (5,100)              (52,110)
                                                  ----------------     -----------------     -----------------
           NET CASHED PROVIDED BY
             FINANCING ACTIVITIES                         195,487               114,847               725,941
                                                  ----------------     -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                           (84,428)              (22,785)                   47

CASH AT BEGINNING OF PERIOD                                84,746                22,832             -
                                                  ----------------     -----------------     -----------------

CASH AT END OF PERIOD                              $          318       $            47       $            47
                                                  ================     =================     =================

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

        The Sports-Guard, Inc. (Company) unaudited condensed balance sheet as of March 31, 1997, and September 30, 1996, and the interim unaudited condensed statements of operations for the three and six month periods ended March 31, 1997 and 1996, and the related unaudited condensed statements of cash flows have been prepared by the Company without audit. In the opinion of management, all adjustments considered necessary to present fairly the financial position at March 31, 1997, and September 30, 1996, and the results of operations and cash flows of the Company for each of the quarters and six months ended March 31, 1997 and 1996, have been made.

        Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted from the Company's unaudited financial statements. The financial statements and notes thereto for the period ended September 30, 1996, should be referred to by the reader.

Inventory

        Inventory consisted of the following at March 31, 1997:


                                Raw materials             $    2,555
                                Finished Goods                38,455
                                                              ------
                                                          $   41,010
                                                              ------

Convertible Notes Payable
        During the quarter ended June 30, 1996, the Company issued convertible promissory notes in the amount of $118,880 to an accredited investor in a private offering. The notes bear interest at the rate of 10% per annum and are due 24 months from the date of issuance. Interest is payable on the notes quarterly and in arrears beginning on June 30, 1996. The notes are convertible, at the option of the holder, into the Company's $.01 par value common stock, at an initial conversion price of $1.00 per share. The Company used the entire proceeds for working capital purposes, including payment of advertising and marketing expenses, and general and administrative expenses.

Shareholders' Equity

        The company has the authority to issue 20,000,000 shares of common stock, $.01 par value. At February 2, 1996, the Company issued 1,027,923 shares of common stock for all of the outstanding shares of Skate Publishing Corp., a Delaware corporation. Skate Publishing Corp. had been inactive since its formation, had never conducted any business and had no significant assets at the time of the merger. The estimated fair value of the net assets acquired with Skate Publishing Corp. was used to determine the cost assigned to stock issued. The Company acquired Skate Publishing Corp. in order to increase its shareholder base. During the quarter ended December 31, 1996, 127,000 shares of common stock were issued to individuals for 1) consulting services provided to the Company ($58,500) and 2) as part of a prepaid marketing services agreement ($5,000). At March 31, 1997, there were 5,981,923 shares of common stock of the Company outstanding.

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

         Despite the Company's continued marketing efforts, the Company achieved only minimal sales of the Fielders-Guard during the period ended March 31, 1997. Management determined, based upon various factors, including customer feedback, that the design of the Fielders-Guard was a significant factor in the lack of market acceptance of the product. The Company received positive feedback on the safety related goals of its product, but a negative response to the actual design. As a result, since June 30, 1996, the Company has developed a plan to redesign its product in order to attempt to attain market acceptance. The Company engaged Advanced Design Corporation of Newington, Virginia, to develop structural improvements in the Fielders-Guard while reducing the overall size and thickness of the polycarbonate mask and impact pads. The redesigned Fielders-Guard is lighter weight and is constructed with a clear polycarbonate injection molded mask which allows for clearer visibility of the player's face.

         The Company has produced approximately 25 prototypes of the redesigned Fielders-Guard, using a vacuum mold, for use in obtaining a preliminary indication of market acceptance and establishing relationships with potential dealers. The Company has received confirmation from its patent counsel that the redesigned Fielders-Guard is protected by the existing patent for the Fielders-Guard. The Company also entered into an agreement with Revere Mold and Engineering of Chester, Virginia, for production of the injection mold for the redesigned Fielders-Guard. The new injection mold will cost $35,000 and is expected to be completed approximately May 30, 1997. Management intends to contact Reiss Corporation of Blackstone, Virginia to bid manufacturing of the Fielders-Guard mask immediately following completion of the new injection mold. The redesigned pads for the Fielders-Guard will be produced by Rubatex Corporation of Bedford, Virginia, using the Company's existing inventory of pads for initial production. Product assembly and packaging services will continue to be provided on a contract basis.

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

         The Company conducted an unsuccessful private offering of Common Stock to raise funds necessary in order to continue its operations. The Company offered an aggregate of $1,000,000 shares of its Common Stock to accredited investors only at a price of $.50 per share. From June 30, 1996 to the date of this report, operations were funded by advances aggregating $125,000 from Norman O. Milligan, Sr., the Company's president and principal stockholder.
Mr. Milligan received the funds he advanced to the Company as loans from business associates. These persons indicated that they desired to participate in the private offering by assigning Mr. Milligan's loan obligations to the Company (with the result that the Company's obligation to Mr. Milligan will be extinguished). As of March 31, 1997, the closing date of the offering, these persons had not notified the Company as to whether they would participate in the offering. In order to prevent dilution to the current stockholders of the Company as a result of this new offering, Mr. Milligan has agreed to contribute to capital a number of shares of Common Stock held by him equal to the number of shares sold in the private offering (up to 1,000,000 shares).

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

Item 1.          Legal proceedings

                 Inapplicable

Item 2.          Changes in Securities.

                 Inapplicable.

Item 3.          Defaults Upon Senior Securities.

                 Inapplicable.

Item 4.          Submission of Matters to a Vote of Security
                 Holders.

                 Inapplicable.

Item 5.          Other Information.

                 Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K

            a)   Exhibits

                 Inapplicable.

            b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the period covered by this report.


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SPORTS-GUARD, INC.
                                    (Registrant)



Dated: May 13, 1997                 By /s/ Norman O. Milligan, Sr.
                                      ------------------------------
                                      Norman O. Milligan, Sr.
                                      Chief Financial Officer