Form 10QSB
period 1996-12-31
SPORTS GUARD INC
filed 1997-10-23
CIK 1000285

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

   [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________


Commission File Number 0-27842

                                SPORTS-GUARD, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          54-1778587
---------------------------                      ------------------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

                3212 Skipwith Road, Suite G-1, Richmond, Virginia 23294
-------------------------------------------------------------------------------
                       (Address of principal executive offices)


                                 (804) 967-0500
                           ---------------------------
                           (Issuer's telephone number)



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes                 No   X
                                -----              -----

   At December 31, 1996, 5,981,923 shares of the Company's common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
ITEM 1.   Financial Statements

   (a)    Balance Sheets - December 31, 1996 (Unaudited) and
          September 30, 1996................................................2

   (b)    Statements of Operations (Unaudited) - Three Month
          Periods Ended December 31, 1996 and 1995 and Period from
          Inception (July 11, 1994) to December 31, 1996....................3

   (c)    Statements of Cash Flows (Unaudited) - Three Month
          Periods Ended December 31, 1996 and 1995 and Period from
          Inception (July 11, 1994) to December 31, 1996....................4

   (d)    Notes to Unaudited Condensed Financial Statements.................5

ITEM 2.   Management's Discussion and Analysis or
          Plan of Operation.................................................6

PART II - OTHER INFORMATION.................................................7

                                SPORTS-GUARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                      ASSETS
                                              December 31,
                                                  1996           September 30,
                                               (Unaudited)            1996
                                              --------------     --------------
Cash                                          $         366      $      22,832
Inventory                                            40,755             29,744
Prepaid Expenses                                      5,707                 75
Property and equipment (net of accumulated           34,184             39,640
depreciation of $4,740 and $4,724)
Deposits                                             11,670                -
                                              --------------     --------------
                                              $      92,682      $      92,291
                                              ==============     ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable - trade                      $      64,349      $      37,030
Accrued expenses                                     25,951              7,809
Notes payable                                       118,880            118,880
Accounts payable - stockholder                      146,452            126,855
                                              --------------     --------------
   Total liabilities                          $     355,632      $     290,574
                                              --------------     --------------
Stockholders' equity
Common stock, $.01 par value                         59,819             58,549
Additional paid-in capital                          415,142            352,912
Deficit accumulated during the development stage   (737,911)          (609,744)
                                              --------------     --------------
   Total deficit in stockholders' equity      $    (262,950)     $    (198,283)
                                              --------------     --------------
                                              $      92,682      $      92,291
                                              ==============     ==============

                                         SPORTS-GUARD, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                                                                  July 11,
                                       Three          Three         1994
                                       Months         Months    (Inception)
                                       Ended          Ended         to
                                      December       December     December
                                       31,1995       31, 1996     31,1996
                                     -----------   -----------   -----------
Sales                                $        0    $        0    $    1,495
Cost of sales                                 0             0           317
                                     -----------   -----------   -----------
   Gross profit                               0             0         1,178
                                     -----------   -----------   -----------
Expenses:
    Advertising                         107,611                     143,087
    Legal and accounting fees             5,562        12,287       103,108
    Consulting fees                      19,750        58,000       133,560
    Executive compensation                             24,000        96,000
    Executive compensation               24,000                      48,000
   (waived)
    Rent                                  7,088        10,000        55,547
    Travel                                4,233         2,148        20,884
    Auto expenses                         1,266         2,464        18,308
    Telephone                             2,058         1,057        16,355
    Contract labor                        3,433         2,417        17,178
    Office expenses                         650           503        13,195
    License and fees                        397         1,985        12,504
    Interest                                            6,529        13,465
    Payroll taxes                                       1,259         6,969
    Printing                              3,848                       5,680
    Meals and entertainment               1,083           956         6,596
    Testing                                 700         1,740         6,901
    Depreciation                                        1,576         6,300
    Supplies                                                          3,027
    Equipment rental                        690           435         2,762
    Dues and subscriptions                  346           274         2,266
    Insurance                                                         1,344
    Taxes                                                             1,175
    Miscellaneous                           203           145         1,123
    Utilities                               181           161           770
    Donations                                                           125
    Repairs                                                              31
                                     -----------   -----------   -----------
   Total Expenses                    $  183,674    $  128,169    $  740,989
                                     -----------   -----------   -----------
   Net Loss                          $ (183,674)   $ (128,169)   $ (739,811)
                                     ===========   ===========   ===========


                                          SPORTS-GUARD, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CASH FLOWS
                                               (UNAUDITED)
                                                                                    July 11, 1994
                                              Three Months        Three Months      (Inception) to
                                             Ended December       Ended December      December 31,
                                                31, 1995            31, 1996             1996
                                           -----------------   -----------------   -----------------
Cash flows from operating activities:
    Net loss                               $       (183,674)   $       (128,169)   $       (739,811)
    Adjustment to reconcile to net
        cash used in operating activities:
        Depreciation                                                      1,576               6,300
        Waived compensation                          24,000                                  48,000
        Changes in:
            Accounts payable                            847              27,320              64,350
            Other payables                                               10,355              10,355
            Accrued expenses                        (20,203)              7,788              15,597
            Inventory                               (15,100)            (11,010)            (40,754)
            Prepaid expenses                        (28,300)             (5,632)             (5,707)
                                           -----------------   -----------------   -----------------
Net cash used in operating activities:     $       (222,430)   $        (97,772)   $       (641,670)
                                           -----------------   -----------------   -----------------
Cash flows from investing activities:
    (Acquisition) disposal of equipment              (8,703)              3,880             (40,484)
    Deposits                                        (13,600)            (11,670)            (11,670)
                                           -----------------   -----------------   -----------------
Net cash used in investing activities:              (22,303)             (7,790)            (52,154)
                                           -----------------   -----------------   -----------------
Cash flows from financing activities:
    Proceeds from notes payable                      13,750                                  10,000
    Repayments of notes payable                                                             (10,000)
    Proceeds from convertible notes                                                         118,880
    Common stock subscriptions (net of
    syndication costs of $1,113 and
    $15,941)                                        203,887                                 359,059
    Issuance of common stock                                             63,500              69,800
    Borrowings from shareholder                                          23,296             197,161
    Repayments of borrowings from
    shareholder                                     (18,400)             (3,700)            (50,710)
                                           -----------------   -----------------   -----------------
Net cash provided by financing activities:          199,237              83,096             694,190
                                           -----------------   -----------------   -----------------
Net increase (decrease) in cash                     (45,496)            (22,466)                366
Cash at beginning of period                          84,746              22,832                 -
                                           -----------------   -----------------   -----------------
Cash at end of period                      $         39,250    $            366    $            366
                                           =================   =================   =================


                                                 -4-

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

   The Company's unaudited condensed balance sheet as of December 31, 1996 and September 30, 1996, and the interim unaudited condensed statements of operations for the three month periods ended December 31, 1996 and 1995, and the related unaudited condensed statements of cash flows have been prepared by the Company without audit. In the opinion of management, all adjustments considered necessary to present fairly the financial position at December 31, 1996 and September 30, 1996, and the results of operations and cash flows of the Company for each of the quarters ended December 31, 1996 and 1995, have been made.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted from the Company's unaudited financial statements. The audited financial statements and notes thereto for the period ended September 30, 1996 should be referred to by the reader.

Inventory
---------

   Inventory consisted of the following at December 31, 1996:

         Raw Materials        $   2,300
         Finished Goods          38,455
                              ---------
         Total                $  40,755
                              =========

Convertible Notes Payable
-------------------------

   During the quarter ended June 30, 1996, the Company issued convertible promissory notes in the amount of $118,880 to an accredited investor in a private offering. The notes bear interest at the rate of 10% per annum and are due 24 months from the date of issuance. Interest is payable on the notes quarterly and in arrears beginning on June 30, 1996. The notes are convertible, at the option of the holder, into the Company's common stock at an initial conversion price of $1.00 per share. The Company used the entire proceeds for working capital purposes, including the payment of advertising and marketing expenses, and general and administrative expenses.

Shareholders' Equity
--------------------

   The Company has the authority to issue 20,000,000 shares of common stock, $.01 par value. During the quarter ended December 31, 1996, 127,000 shares of common stock were issued to individuals for the following: (1) consulting services provided to the Company ($58,500); and (2) as part of a prepaid marketing services agreement ($5,000). At December 31, 1996 there were 5,981,923 shares of common stock of the Company outstanding.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

   The Company is a development stage entity engaged in the design and distribution of sports safety equipment. The Company's first product, known as the Fielders-Guard, is a polycarbonate face guard for use primarily by defensive players in the sports of baseball and softball.

   Despite the Company's continued marketing efforts, the Company had no sales of the Fielders-Guard and, consequently, no revenues during the three month periods ended December 31, 1996 and 1995. General and administrative expenses decreased by approximately 30%. Management has determined that the design of the Fielders-Guard was a significant factor in the lack of market acceptance of the product. Consequently, the Company developed a plan to redesign its product in an effort to attain market acceptance. The Company engaged Advanced Design Corporation of Newington, Virginia to develop structural improvements in the Fielders-Guard while reducing the overall size and thickness of the polycarbonate mask and impact pads. The redesigned Fielders-Guard has a projection for the nose area and a more open design allowing for better ventilation and easier communication between players and it is lighter-weight and constructed with a clear polycarbonate injection molded mask which allows for clearer visibility of the player's face.

   The Company produced approximately 25 prototypes of the redesigned Fielders-Guard, using a vacuum mold, for use in obtaining a preliminary indication of market acceptance and establishing relationships with potential dealers. The Company also entered into an agreement with Revere Mold and Engineering of Chester, Virginia for production of the injection mold which will cost $35,000 and is expected to be completed by May 30, 1997. Subject to the availability of funds, management intends to engage Reiss Corporation of Blackstone, Virginia to begin contract manufacturing of the Fielders-Guard mask following completion of the new injection mold, as well as product assembly and packaging services. The redesigned pads for the Fielders-Guard will be produced by Rubatex Corporation of Bedford, Virginia, using the Company's existing inventory of pads for initial production.

   The Company's current cash position is not sufficient to fund redesign of the product or continued operations, including the advertising and marketing expenses which management believes will be necessary to introduce the redesigned product. There can be no assurance that the redesigned product will result in market acceptance or any meaningful level of sales. During the next twelve months, general and administrative expenses are expected to substantially increase due to product development costs, advertising costs related to continuation of the Company's marketing plan, legal and accounting fees related to maintaining the Company's reporting status with the Securities and Exchange Commission and other expenses related to the Company's marketing efforts.

   During the three month period ended December 31, 1996, the Company's cash position decreased by $22,466 to $366 at December 31, 1996. The Company also has a deficiency in working capital which increased from a deficit of $237,923 at September 30, 1996 to a deficit of $297,134 at December 31, 1996. The decrease in the Company's liquidity is primarily due to the continued expenditure of funds for general and administrative expenses with insufficient revenues from operations to offset such expenses. Inventory levels increased from $29,744 to $40,755 during the three month period ended December 31, 1996.

   There is no assurance that the Company will be successful in raising additional capital, that the redesigned Fielders-Guard will result in market acceptance, that the Company will be able to generate any meaningful level of sales of the redesigned Fielders-Guard product or that the Company will be able to continue its ongoing operations.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

          Inapplicable

Item 2.   Changes in Securities.
          ---------------------

          Inapplicable.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          Inapplicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          Inapplicable.

Item 5.   Other Information.
          -----------------

          Inapplicable.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

   (a)    Exhibits
          --------

          Inapplicable.

   (b)    Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPORTS-GUARD, INC.
                                          (Registrant)



Dated:  October 20 , 1997                 By:  /s/ NORMAN O. MILLIGAN, SR.
                                               ---------------------------
                                               Norman O. Milligan, Sr.,
                                               Chief Financial Officer