Form 10QSB
period 1997-06-30
SPORTS GUARD INC
filed 1997-10-23
CIK 1000285

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

   [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

   At June 30, 1997, 5,981,923 shares of the Company's common stock were outstanding.

                         PART 1 - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
ITEM 1.   Financial Statements

   (a)    Balance Sheets - June 30, 1997 (Unaudited) and September 30,
          1996.............................................................2

   (b) Statements of Operations (Unaudited) - Three and Nine Month Periods Ended June 30, 1997 and 1996 and Period from
          Inception (July 11, 1994) to June 30, 1997.......................3

   (c)    Statements of Cash Flows (Unaudited) - Nine Month
          Periods Ended June 30, 1997 and 1996 and Period from
          Inception (July 11, 1994) to June 30, 1997.......................4

   (d)    Notes to Unaudited Condensed Financial Statements................5

ITEM 2.   Management's Discussion and Analysis or
          Plan of Operation................................................6

PART II - OTHER INFORMATION................................................7

                                SPORTS-GUARD, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                      ASSETS
                                              June 30, 1997      September 30,
                                               (Unaudited)           1996
                                              --------------     --------------
Cash                                          $         392      $      22,832
Inventory                                             2,554             29,744
Prepaid Expenses                                        537                 75
Property and equipment (net of accumulated           49,323             39,640
depreciation of $4,740 and $4,724)
Deposits                                                  0                  0
                                              --------------     --------------
                                              $      52,806      $      92,291
                                              ==============     ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable - trade                      $     147,680      $      37,030
Accrued expenses                                     41,128              7,809
Notes payable                                       118,880            118,880
Accounts payable - stockholder                      204,392            126,855
                                              --------------     --------------
   Total liabilities                          $     512,080      $     290,574
                                              --------------     --------------
Stockholders' equity
Common stock, $.01 par value                         59,819             58,549
Additional paid-in capital                          415,142            352,912
Deficit accumulated during the development stage   (934,235)          (609,744)
                                              --------------     --------------
   Total deficit in stockholders' equity      $    (459,274)     $    (198,283)
                                              --------------     --------------
                                              $      52,806      $      92,291
                                              ==============     ==============


                                                    SPORTS-GUARD, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF OPERATIONS
                                                        (UNAUDITED)


                                Three Months  Three Months Nine Months    Nine Months  July 11, 1994
                                 Ended June    Ended June   Ended June    Ended June  (Inception) to
                                  30, 1996      30, 1997      30, 1996      30,1997    June 30, 1997
                                 -----------   -----------   -----------   -----------   -----------
Sales                            $      459    $        0    $    1,298    $        0    $    1,495
Cost of sales                            95                         225                         317
                                 -----------   -----------   -----------   -----------   -----------
   Gross profit                         364             0         1,073             0         1,178
                                 -----------   -----------   -----------   -----------   -----------
Expenses:
    Advertising                      29,430                     142,429                     143,087
    Legal and accounting fees        55,988         5,700        68,788        36,654       127,475
    Consulting fees                  22,136         5,000        49,752        63,000       138,560
    Executive compensation           24,000        24,000        48,000        72,000       144,000
    Executive compensation (waived)                              24,000                      48,000
    Rent                              9,999        10,000        27,087        30,000        75,547
    Travel                            3,890           785         9,325         3,159        21,895
    Auto expenses                        30         1,123         3,232         4,742        20,586
    Telephone                         1,542           848        10,412         2,974        18,272
    Contract labor                    5,141           384        11,298         4,000        18,761
    Office expenses                     737         1,190         9,403         2,265        14,957
    License and fees                  6,221         3,646         7,026         9,531        20,050
    Interest                          2,931         6,911         3,260        21,183        28,119
    Payroll taxes                     2,038                       3,874         3,151         8,861
    Printing                          1,362                       5,680                       5,680
    Meals and entertainment             557            61         2,055         1,183         6,823
    Testing                              82                         782         1,740         6,901
    Postage                           1,026           226         3,088           540         5,036
    Depreciation                      1,576         1,622         3,064         4,820         9,544
    Supplies                                                                                  3,027
    Equipment rental                                  334         1,592         1,197         3,524
    Dues and subscriptions              313           643           822         1,338         3,330
    Insurance                                                                                 1,344
    Taxes                                                           220                       1,175
    Miscellaneous                       455           103           658           274         1,252
    Utilities                           214                         449           160           769
    Donations                                                                                   125
    Repairs                                                                        31            62
                                 -----------   -----------   -----------   -----------   -----------
   Total Expenses                   169,668        62,576       436,296       263,942       876,762
                                 -----------   -----------   -----------   -----------   -----------

Other Expenses
    Loss on Disposal of Equipment                  22,096                      22,096        22,096
    Loss on Disposal of Inventory                  38,455                      38,455        38,455
                                               -----------                 -----------   -----------
   Total Other Expenses                            60,551                      60,551        60,551
                                               -----------                 -----------   -----------

   Net loss                      $ (169,304)   $ (123,127)   $ (435,223)   $ (324,493)   $ (936,135)
                                 ===========   ===========   ===========   ===========   ===========


                                                 -3-



                                          SPORTS-GUARD, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CASH FLOWS
                                               (UNAUDITED)
                                                                                     July 11, 1994
                                          Nine Months Ended   Nine Months Ended  (Inception) to June
                                             June 30, 1996       June 30, 1997         30,1997
                                           -----------------   -----------------   -----------------
Cash flows from operating activities:
    Net loss                               $       (435,223)   $       (324,493)   $       (936,135)
    Adjustment to reconcile to net
    cash used in operating activities:
        Depreciation                                  3,064               4,820               9,544
        Write-off of deferred charges                16,284
        Waived compensation                          24,000                                  48,000
        Changes in:
            Accounts payable                         44,376             110,650             147,680
            Other payables                                               10,355              15,637
            Accrued expenses                        (17,328)             22,964              25,491
            Inventory                               (30,800)             27,190              (2,554)
            Prepaid expenses                           (150)               (462)               (537)
                                           -----------------   -----------------   -----------------
Net cash used in operating activities      $       (395,777)   $       (148,976)   $       (692,874)
                                           -----------------   -----------------   -----------------

Cash flows from investing activities
    Acquisition of equipment                        (12,383)            (36,599)            (80,963)
    Disposal of equipment                                                22,096              22,096
    Deposits                                            100                 -                   -
                                           -----------------   -----------------   -----------------
Net cash used in investing activities               (12,283)            (14,503)            (58,867)
                                           -----------------   -----------------   -----------------

Cash flows from financing activities
    Proceeds from notes payable                      10,000                                  10,000
    Repayments of notes payable                      (3,750)                                (10,000)
    Issuance of notes payable - Apportum            118,880                                 118,880
    Proceeds from convertible notes                                                             -
    Common stock subscriptions (net of
    syndication costs of $0 and $15,941)            203,887                                 359,059
    Issuance of common stock                                             63,500              69,800
    Borrowings from shareholder                      14,100              82,872             256,737
    Repayments of borrowings from shareholder       (18,400)             (5,334)            (52,345)
                                           -----------------   -----------------   -----------------
Net cash provided by financing activities           324,717             141,038             752,131
                                           -----------------   -----------------   -----------------
Net increase (decrease) in cash                     (83,343)            (22,441)                391
Cash at beginning of period                          84,746              22,832                 -
                                           -----------------   -----------------   -----------------
Cash at end of period                      $          1,403    $            391    $            391
                                           =================   =================   =================

                                                 -4-

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

   The Company's unaudited condensed balance sheet as of June 30, 1997 and September 30, 1996, and the interim unaudited condensed statements of operations for the three month and the nine month periods ended June 30, 1997 and 1996, and the related unaudited condensed statements of cash flows have been prepared by the Company without audit. In the opinion of management, all adjustments considered necessary to present fairly the financial position at June 30, 1997 and September 30, 1996, and the results of operations and cash flows of the Company for each of the quarters and nine months ended June 30, 1997 and 1996, have been made.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted from the Company's unaudited financial statements. The audited financial statements and notes thereto for the period ended September 30, 1996 should be referred to by the reader.

Losses on Disposal of Equipment and Inventory
---------------------------------------------

   The Company wrote-off its finished-goods of the old Fielders-Guard masks in the amount of $38,455. The Company also wrote-off the cost of the original mold used to manufacture the old Fielders-Guard masks, in the amount of $26,900.

Inventory
---------

   Inventory consisted of the following at June 30, 1997:

         Raw Material         $ 2,554
         Finished Goods             0
                              -------
         Total                $ 2,554
                              =======

Executive Compensation
----------------------

   The salary for the Company's president was accrued for the quarter ended June 30, 1997 at $24,000.

Shareholders' Equity
--------------------

   The Company has the authority to issue 20,000,000 shares of common stock, $.01 par value. During the quarter ended June 30, 1997, no shares of the Company's common stock was issued.

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

   Despite the Company's continued marketing efforts, the Company had no sales of the Fielders-Guard and, consequently, no revenues during the nine month period ended June 30, 1997. Revenues for the three month period ended June 30, 1997 decreased by approximately 100% over the same period in the prior year, and general and administrative expenses decreased by approximately 63%. Management determined that the design of the Fielders-Guard was a significant factor in the lack of market acceptance of the product. Consequently, the Company developed a plan to redesign its product in order to attempt to attain market acceptance. The Company engaged Advanced Design Corporation of Newington, Virginia to develop structural improvements in the Fielders-Guard while reducing the overall size and thickness of the polycarbonate mask and impact pads. The redesigned Fielders-Guard has a projection for the nose area and a more open design allowing more ventilation and easier communication between players, it is also lighter-weight and is constructed with a clear polycarbonate injection molded mask which allows for clearer visibility.

   The Company took a loss on the disposal of the original mold in the amount of $26,900, and on the disposal of its inventory of the old masks in the amount of $38,455 during the three month period ended June 30, 1997. During the nine month period ended June 30, 1997, the Company's cash position decreased by $22,440 to $392 at June 30, 1997. The Company also had a deficiency in working capital which increased from a deficit of $237,923 at September 30, 1996 to a deficit of $508,597 at June 30, 1997.
The decrease in the Company's liquidity is primarily due to the fact that the Company depleted its cash to pay expenses, and continued to expend funds for general and administrative expenses without adequate revenues from operations to offset such expenses. During the nine month period ended June 30, 1997, the Company's inventory decreased to $2,554 as a result of the disposal of the old Fielders-Guard masks.

   The Company produced approximately 25 prototypes of the redesigned Fielders-Guard, using a vacuum mold, for use in obtaining a preliminary indication of market acceptance and establishing relationships with potential dealers. The Company also entered into an agreement with Revere Mold and Engineering of Chester, Virginia for production of the injection mold for the redesigned Fielders-Guard. Subject to the availability of funds, management intends to engage Reiss Corporation of Blackstone, Virginia to begin contract manufacturing of the Fielders-Guard mask following completion of the new injection mold, as well as to provide product assembly and packaging services. The redesigned pads for the Fielders-Guard will be produced by Rubatex Corporation of Bedford, Virginia, using the Company's existing inventory of pads for initial production.
There can be no assurance that the redesigned product will result in market acceptance or any meaningful level of sales.

   The Company has previously conducted an unsuccessful private offering of Common Stock to raise funds necessary in order to continue its operations. There is no assurance that the Company will be successful in raising additional capital, that the redesigned Fielder-Guard will result in market acceptance, that the Company will be able to generate any meaningful level of sales of the redesigned Fielders-Guard product or that the Company will be able to continue its ongoing operations.

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