Form 10KSB
period 1997-09-30
SPORTS GUARD INC
filed 1998-02-26
CIK 1000285

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------

                         COMMISSION FILE NUMBER: 0-27842

                                  COLMENA CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               Delaware                                 54-1778587
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


           25100 Detroit Road
             Westlake, Ohio
(Address of principal executive offices)                   44145
                                                         (Zip Code)
Issuers's telephone number: (216)871-5000

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                 Name of each exchange on which
                                             registered

               None                                        None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year. $ 0
                                                                     --------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,824,925

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock, $.01 par value, outstanding as of January 29, 1998 was 6,167,700.

         Documents incorporated by reference:  None.

         Transitional Small Business Issuer Format (check one):
         Yes        No  X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.
---------------------

     Colmena Corp., a Delaware corporation, (the "Company") was originally incorporated in the State of Virginia on July 11, 1994 under the name Sports-Guard, Inc. ("Sports-Guard Virginia"). On July 26, 1995, Sports-Guard Virginia reincorporated in the State of Delaware as Sports-Guard, Inc. (the "Reincorporation"). Sports-Guard, Inc. ("Sports-Guard") was incorporated in the State of Delaware on July 17, 1995 to act as the successor in interest to Sports-Guard Virginia following the Reincorporation. On February 2, 1996, the Company completed the acquisition by merger of Skate Publishing Corp., a Delaware corporation ("Skate"). Skate had limited assets and approximately 400 shareholders of record and was acquired by the Company in order to increase its shareholder base. Skate had no active operations at the time of the merger with the Company.

     On November 10, 1997, Norman O. Milligan, Sr. sold his controlling interest in the Company to Invest L'Inc. Partners, LLC, a creditor and shareholder of the Company. Concurrently with this sale, Mr. Milligan acquired certain operating assets and assumed certain liabilities of the Company, and the Company released the exclusive license rights to the patent for the Fielders-Guard product (which is owned by Mr. Milligan) previously distributed by the Company.

     On November 10, 1997, the Company filed a Certificate of Amendment of Certificate of Incorporation in order to change its name from Sports-Guard, Inc. to Colmena Corp. as well as to effect a one-for-ten reverse split of its outstanding common stock. As a result of the reverse split, the outstanding shares of common stock of the Company were reduced to approximately 600,000.

     On November 10, 1997, the Company consummated the acquisition of RCP Enterprises Group, LLC, an Ohio limited liability company ("RCP-Ohio"), through the merger of RCP- Ohio with and into RCP Enterprises Group, Inc., a Delaware corporation ("RCP-Delaware") formed as a wholly-owned subsidiary of the Company for purposes of the acquisition. In exchange for all of the outstanding membership interests in RCP-Ohio, the members of RCP- Ohio received an aggregate of 3,000,000 shares of the Company's common stock. RCP- Ohio was founded in 1997 by Richard C. Peplin, Jr., the current President and controlling stockholder of the Company.

     Also on November 10, 1997, the Company consummated the acquisition of Tio Cigars, Inc., an Ohio corporation ("Tio-Ohio"), through the merger of Tio-Ohio with and into Tio Mariano Cigar Corp., a Delaware corporation ("Tio-Delaware") formed as a wholly-owned subsidiary of the Company for purposes of the acquisition. In exchange for all of the outstanding capital stock of Tio-Ohio, the stockholders of Tio-Ohio received an aggregate of 1,310,000 shares of the Company's common stock. Mr.Peplin was also the founder and controlling stockholder of Tio-Ohio.

     The RCP-Ohio and Tio-Ohio acquisitions were treated, for accounting purposes, as a reverse purchase acquisition where the combined companies of RCP-Ohio and Tio-Ohio, which were under the common control of Richard C. Peplin, Jr., were treated as one accounting acquisition.

     As of the acquisition date, November 10, 1997, the Company had total assets of approximately $29,151 and total equity (deficit) of approximately $(451,798). As of November 10, 1997, RCP-Ohio and Tio-Ohio had combines assets of approximately $909,216 and total shareholders' interest of approximately $213,156.

     The Company's principal executive office is located at 25100 Detroit Road, Westlake, Ohio 44145 and its telephone number is (216) 871-5000.

Business of the Issuer.
-----------------------

     The Company was originally founded in 1994 to engage in the design and distribution of sports-safety equipment. The Company's first product, known as the Fielders-Guard, was a polycarbonate face guard for use primarily by defensive players in the sports of baseball and softball. The Company was unsuccessful in attaining market acceptance for the Fielders-Guard, and was unable to generate any meaningful level of sales of the product. Consequently, in connection with the recent change in control of the Company, the Company changed its line of business.

     The Company currently acts as a holding company for two wholly-owned operating subsidiaries. RCP Enterprises Group, Inc. ("RCP") is engaged in the marketing and distribution of long-distance telephone service calling cards, and Tio Mariano Cigar Corp. ("Tio") is engaged in the manufacture and distribution of premium hand-rolled cigars and has now ceased active operations. The Company is actively pursuing the sale of Tio.

RCP Enterprises Group, Inc.
---------------------------

     PRODUCTS AND SERVICES

     The Company, through its wholly-owned subsidiary RCP, is engaged in the creation, distribution, marketing and management of long-distance telephone services. RCP's principal products are telephone network access products, commonly referred to as prepaid calling cards, that allow users to access domestic long-distance, international long-distance, and local telephone services from any touch tone telephone in the United States.

     Users purchase the phone cards for $9.95 per month through direct mail solicitation. The customer is billed on his or her phone bill monthly until such time as he or she decides to terminate the service. The card provides 40 minutes per month of service in the United States. Any unused minutes at the end of the month expire and the account is replenished with an additional 40 minutes. A toll-free access number (1-800 or 1-888) and a unique personal identification number ("PIN") is printed on the back of each phone card. When the toll-free access number is entered, the user is connected to a debit or prepaid card platform switch in the telephone network that provides interactive voice prompts throughout the call process. After entering the PIN, the user may dial one or more destination telephone numbers in the same manner as a normal telephone call. The interactive voice prompts in the platform advise the user of the minutes remaining on that card. The prepaid account balance associated with each card is managed by the platform which automatically deducts for usage. Upon use of all the minutes stored in the card's account for the month, the debit card database automatically instructs the debit platform to terminate the active status of the card. The card is automatically recharged, and the customer is billed, every month until the customer cancels the service.

     The card itself contains no technology such as a chip or magnetic strip. There are no card readers or other forms of remote special equipment required for use of the card. The card is more analogous to a debit account in which a fixed amount of money is first deposited and the account is then debited for services as they are used by the person with access to the PIN number. When the purchased account balance is depleted, it is automatically closed by the remote debit card database computer of the calling card provider. The cards have a thirty day expiration period. Thereafter, the card has no further commercial value.

     DISTRIBUTION AND MARKETING

     According to the Telecommunications Reseller Association's Prepaid Calling Card Council, a Washington D.C. based group founded in June 1994, prepaid phone cards were a $12 million industry in 1992. By the year 2000, the association predicts it will grow into a $2.5 billion industry.

     RCP markets its prepaid telephone cards as a convenient alternative to credit cards and conventional coin and collect long-distance services. Card operations are supported by remote data base units located on special switching platforms in the telephone network. RCP currently distributes and markets its prepaid telephone cards through distributors primarily in the United States and expects to be active in other major international areas by January, 1998.

     RCP distributes the prepaid telephone calling cards primarily through the United States Mail. Brand awareness is developed and promoted by the design of the cards as well as the high level of customer service provided to the users of the cards. RCP currently has in excess of 100,000 customers.

     COMPETITION

     The prepaid or debit calling card sector of the long-distance market is highly competitive and can be significantly affected by the constant introduction of new cards and services by industry participants. Competition in the prepaid calling card sector of the long-distance market is based upon pricing, customer service and perceived reliability of the prepaid telephone calling cards. Several of RCP's competitors are substantially larger and have greater financial, technical and marketing resources than RCP. Currently, RCP competes with large carriers such as AT&T Corporation, MCI Communications Corp., Sprint Corp. and WorldCom, as well as other marketers and distributors of long-distance calling cards, such as SmarTalk and Premiere WorldLink.

     The ability of RCP to compete effectively in the prepaid calling card sector of the long-distance market will depend upon RCP's ability to provide highly reliable telephone cards at prices competitive with, or lower than, those charged by its competitors, coupled with its unique sales and distribution strategies.

     RAW MATERIALS

     RCP currently depends upon Coronado Telecom ("Coronado") to provide RCP with the long-distance time that it resells to its customers. RCP purchases its own cards and manages distribution and activation through its administrative contractor Cherskov Technology, Inc. ("CTI") RCP uses International Telemedia Associates as its billing and collection agent for its services. The Company's ability to resell the phone cards depends upon whether it can continue to maintain a favorable relationship with its providers.

     RCP purchases bulk minutes from Coronado, which supplies active PINs to CTI electronically. CTI, on behalf of the RCP, purchases the mailing materials, such as postage, and the cards.

     GOVERNMENT REGULATION

     According to the Telecommunications Resellers Association, individual states and their utility commissions have different rules, but in general services must be in the public interest, not be unduly discriminatory and preserve or extend universal service. RCP complies with these requirements.

Tio Mariano Cigar Corp.
-----------------------

     On June 1, 1997 Tio's predecessor, Tio-Ohio, acquired all of the assets and assumed specific liabilities of Five-Star Cigar Corp, a start-up cigar factory owned by several of the founders of Tio-Ohio. The Company originally intended to establish Tio as a vertically integrated cigar manufacturer, distributor and retailer of private label, hand-rolled premium brand cigars. On February 8, 1998, the Company's management determined that the best interests of the Company would be served by selling the operating assets of Tio to Dominican Cigar Company, thus permitting management to focus its efforts on development of the Company's communications business.

     EMPLOYEES

     The Company currently has five (5) employees, all of whom are full-time employees.



ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its principal office in Westlake, Ohio. Lakewood Mfg. Co., an entity under common control with the Company, is the owner of the property where the Company maintains its principal office, and provides the office space at no charge.

     Tio also leases an approximately 10,000 square foot manufacturing facility in Santo Domingo in the Dominican Republic. The factory has multiple production stations, a humidor large enough to hold more than 300,000 cigars and a drying room. The monthly rent for the property is $1,604.00 and the lease expires in May, 1998.

     Management believes that its current facilities will be sufficient for the Company's purposes for the next twelve months, and that additional office or warehouse facilities will be available in the Westlake, Ohio area when needed.


ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 31, 1997, a proposal was submitted to the majority shareholder of the Company, regarding the approval of the merger of Tio-Ohio into Tio and the merger of RCP-Ohio into RCP. The majority shareholder approved the mergers in a Written Consent of the Sole Director and Majority Shareholder dated October 31, 1997.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to July 1996, there was no trading activity in the Company's common stock. The Company's common stock is traded in the over-the-counter market and quoted in what are commonly referred to as on the "pink sheets", which reports quotations by brokers or dealers in particular securities. The Company is also quoted and listed on the NASDAQ Electronic Bulletin Board. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in the Company's stock was originally reported under the symbol SPGU and is now reported under the symbol CLME.

     The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock from July 29, 1996 (the date for which quotations are first available) through September 30, 1997. All quotations are in pre-reverse split prices.


                                                               HIGH       LOW
                                                             --------   --------

YEAR ENDED SEPTEMBER 30, 1996

     First Quarter.........................................     -          -

     Second Quarter........................................     -          -

     Third Quarter.........................................     -          -

     Fourth Quarter........................................   2-5/8        1

YEAR ENDED SEPTEMBER 30, 1997

     First Quarter.........................................    3/4        1/8

     Second Quarter........................................    1/2        1/2

     Third Quarter.........................................     -          -

     Fourth Quarter........................................     -          -

     These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and does not necessarily represent actual transactions.

     As of , 1997, there were approximately record holders of the Company's common stock.


Common Stock
------------

     The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $.01 par value ("Common Stock"), of which, as of January 29, 1998, 6,167,700 shares of Common Stock were issued and outstanding and held of record by approximately 500 persons. Each holder of shares of Common Stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders generally. The shares do not have cumulative voting rights which means that holders of more than 50% of the shares of Common Stock voting for the election of directors can elect all the directors, and that in such an event the holders of the remaining shares would not be able to elect a single director. The approval of proposals submitted to stockholders at a meeting requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters where Delaware law requires the favorable vote of at least a majority of all outstanding shares. Shareholders are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor, and in the event of liquidation, dissolution or winding up of the Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of Common Stock have no preemptive, conversion or subscription rights.

Common Stock Purchase Warrants
------------------------------

     In connection with a 1995 private placement, warrants to purchase an aggregate of 37,500 shares of Common Stock were issued ("Warrants"). Each Warrant outstanding entitles the holder to purchase one (1) share of Common Stock for an exercise price of $10.00. The Warrants are exercisable beginning upon the date of issuance and continuing for a period of three (3) years. The shares of Common Stock underlying the Warrants carry piggyback registration rights which entitle the holder to elect to have his or her shares of Common Stock issued upon exercise of the Warrants registered under the Securities Act of 1933 in the event that the Company files a registration statement under such act, subject to certain limitations.

Transfer Agent
--------------

     The Transfer Agent for the Company's Common Stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's annual audited financial statements, the notes thereto and the other financial data included elsewhere herein and includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward- looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

GENERAL

Since inception (November 10, 1997), the Company has been a holding company and currently operates two wholly-owned subsidiaries, RCP Communications Group, Inc. ("RCP") and Tio Mariano Cigar Corp. ("Tio").

RCP, a residential long-distance service reseller, has experienced continued growth and achieved profitability during the fiscal year ending September 30, 1997. RCP had earnings before taxes of approximately $330,000 for the short fiscal year ended September 30, 1997.

RCP acquires its customers via an agreement with the Kaplan Group, an independent direct mail marketing organization. Data fulfillment is performed by Cherskov Technology, Inc. ("CTI"), which is partially owned by Richard C. Peplin, Jr., the controlling shareholder of the Company. Billing is performed by ITA, a third party clearing house. The monthly charge of $9.95 is billed to the customers directly on their telephone bill.

RCP currently has over 150,000 billable customers. The Company's plan of operations for the next twelve months includes increasing RCP's customer base to more than 300,000 customers by acquiring companies with similar operations. As of the date of this report, RCP has a number of business opportunities which it is looking into as potential acquisitions or investment vehicles. Currently there are no definitive agreements on the part of any party to sell its assets to RCP. However, RCP has entered into a letter of intent with Business Technology Systems, Inc. ("BTS"), a computer reseller, custom software provider and local phone service reseller, to acquire its assets.

The Company is also in the process of finalizing purchase agreements and personnel additions which are expected to increase RCP's profitability, transforming RCP from a reseller of long-distance service to a provider of such services, expanding its operations in the international market and enhancing its marketing capabilities. The Company plans to have definitive purchase agreements in place with CTI and BLJ Communications, a competitor of RCP owned by the principals of the Kaplan Group, in the near future.

The Company also plans to acquire and operate at least three telecommunications switches in the United States which will be strategically positioned to serve as international gateways to Europe, South America and Asia. In addition to this, the Company plans to add the following services: retail phone debit card sales, 1+ long-distance service and local dial tone sales.

Tio, a cigar manufacturer and wholesaler, has incurred losses of approximately $120,000 since its inception in June 1997. These losses are a result of developmental expenses and other factors related to the cigar industry. Consequently, the Company has elected to divest itself of all of the Tio assets and plans to focus all of its resources on RCP.

The Company plans to make several additions to its personnel over the course of the next year including, but not limited to, hiring a new president for RCP with extensive telecommunications experience, as well as a telecommunications switch technician and code writer. Following the acquisition of BTS, the Company intends to hire the current president of BTS who will be responsible for RCP's international business development. Finally, the Company has entered into several consulting agreements for the provision of direct marketing, COC switch coordinating services and consulting services related to international sales, joint ventures, financing and mergers and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated revenues from the sale of its long distance services and loans from shareholders. The Company expects to increase its revenues in the near future as it divests itself of Tio and refocuses its resources on RCP's activities. The Company expects to incur substantial administrative expenses in the future. As of September 30, 1997, the Company's working capital was approximately $31,000. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the sale of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

The Company believes that its present working capital is sufficient for the next twelve months of operations. During the next twelve months, the Company anticipates incurring approximately $ in expenditures for the acquisition of additional businesses and equipment. However, acquisition activity will be curtailed after months unless additional operating capital is obtained. Currently, the Company does not anticipate any significant changes in the number of employees.

The Company's efforts during the next twelve months will be dedicated principally to transforming the Company from a holding company with two dissimilar subsidiaries into a profitable, full-service, international communications and technology company. However, there can be no assurance as to the success of these efforts.

YEAR 2000 COMPLIANCE

The Company uses a packaged accunting software system which the Company believes will be Year 2000 compliant in 1998. If the vendor does not have a Year 2000 compliant version ready when necessary, the Company believes they can readily purchase replacement software. The Company is monitoring its service bureau and vendors and expects them to be Year 2000 compliant in 1998. There can be no assurance that the Company or vendors will meet these plans.

FINANCIAL STATEMENTS OF ACQUIRED COMPANIES

Financial statements reflecting the acquisition of RCP and Tio will be provided in a Current Report on Form 8-K to be filed concurrently with this Report.

ITEM 7.  FINANCIAL STATEMENTS.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
                                                                           ----

Report of Independent Auditors.............................................   9

Balance Sheets as of September 30, 1997 and 1996...........................  10

Statements of Operations as of the Years Ended September 30, 1997
and 1996 and the Period from Inception (July 11, 1994) to September
30, 1997...................................................................  11

Statements of Stockholder's Equity (Deficit) from Inception (July 11,
1994) through September 30, 1997...........................................  12

Statements of Cash Flows for the Years Ended September 30, 1997
and 1996 and for the Period from Inception (July 11, 1994) to
September 30, 1997.........................................................  13

Notes to Financial Statements..............................................  14

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sports-Guard, Inc.

     We have audited the accompanying balance sheets of Sports-Guard, Inc. (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from inception, July 11, 1994, to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports-Guard, Inc., as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, and for the period from inception, July 11, 1994, to September 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. In addition, as more fully described in Note 4, the Company plans to discontinue its pursuit of distributing the patented face guard. The financial statements do not include any adjustments that might result from the outcome of these events.

                                                          GOODMAN & COMPANY, LLP

7301 Forest Avenue
Richmond, Virginia
January 12, 1998

                               SPORTS-GUARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                    -------------  -------------
                                                        1997           1996
                                                    -------------  -------------

                                     ASSETS
CURRENT ASSETS
   Cash                                              $        11    $    22,832
   Inventory                                               2,554         29,744
   Prepaid expenses                                          291             75
                                                    -------------  -------------
      TOTAL CURRENT ASSETS                                 2,856         52,651

                                                    -------------  -------------
   Property and equipment (net of accumulated             26,295         39,640
   depreciation of $4,438 and $4,724)
                                                    -------------  -------------
                                                    $     29,151   $     92,291
                                                    =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable - trade                         $    145,245   $     37,030
   Accrued expenses                                       48,052          7,809
   Accounts payable - stockholder                        168,772        126,855
                                                    -------------  -------------
      TOTAL CURRENT LIABILITIES                          362,069        171,694
                                                    -------------  -------------

LONG-TERM LIABILITIES
   Convertible notes                                     118,880        118,880

                                                    -------------  -------------
      TOTAL LONG-TERM LIABILITIES                        118,880        118,880
                                                    -------------  -------------
      TOTAL LIABILITIES                                  480,949        290,574
                                                    -------------  -------------

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value,
    20,000,000 shares authorized
    5,981,923 and 5,854,923 shares
    issued and outstanding                                59,819         58,549
   Additional paid-in capital                            415,142        352,912
   Deficit accumulated during the
   development stage                                    (926,759)      (609,744)
                                                    -------------  -------------
      TOTAL STOCKHOLDERS' DEFICIT                       (451,798)      (198,283)
                                                    -------------  -------------
                                                    $     29,151   $     92,291
                                                    =============  =============

   The accompanying notes are an integral part of these financial statements.




                               SPORTS-GUARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                                                               JULY 11, 1994
                                                 YEAR ENDED     YEAR ENDED     (INCEPTION) TO
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996           1997             1997
                                               -------------   -------------   -------------
SALES                                          $      1,495    $          -    $      1,495
COST OF SALES                                           317               -             317
                                               -------------   -------------   -------------
  GROSS PROFIT                                        1,178               -           1,178
                                               -------------   -------------   -------------
EXPENSES
  Advertising                                       143,087               -         143,087
  Legal and accounting fees                          73,292          28,836         119,657
  Consulting fees                                    62,560          63,000         138,560
  Executive compensation                             72,000          96,000         168,000
  Executive compensation - waived                    24,000               -          48,000
  Rent                                               37,088          36,167          81,714
  Travel                                             11,896           3,944          22,680
  Auto expenses                                       4,306           5,094          20,938
  Telephone                                          12,209           3,193          18,491
  Contracted labor                                   14,343           4,000          18,761
  Office expenses                                     9,651           1,561          14,253
  License and fees                                   10,275          10,397          20,916
  Interest                                            6,936          27,969          34,905
  Payroll taxes                                       5,710           3,151           8,861
  Printing                                            5,680               -           5,680
  Meals and entertainment                             2,606           1,294           6,934
  Testing                                             4,171           1,740           6,901
  Depreciation                                        4,724           5,478          10,202
  Postage                                             3,569             370           4,866
  Supplies                                                -               -           3,027
  Equipment rental                                    2,327           1,850           4,177
  Dues and subscriptions                              1,212           2,066           4,058
  Insurance                                               -               -           1,344
  Taxes                                               1,025             126           1,301
  Miscellaneous                                         978             439           1,417
  Utilities                                             609             161             770
  Donations                                             100               -             125
  Repairs                                                 -              88             119
  Loss on disposal-equipment                              -          21,136          21,136
  Loss on disposal-inventory                              -          38,455          38,455
                                               -------------   -------------   -------------
     TOTAL EXPENSES                                 514,354         356,515         969,335
     NET LOSS BEFORE EXTRAORDINARY ITEM            (513,176)       (356,515)       (968,157)
                                               -------------   -------------   -------------
Extraordinary item-gain on forgiveness of debt            -          39,500          39,500
                                               -------------   -------------   -------------
     NET LOSS                                  $   (513,176)   $   (317,015)   $   (928,657)
                                               -------------   -------------   -------------
LOSS PER SHARE                                         0.09            0.05            0.18
                                               -------------   -------------   -------------


   The accompanying notes are an integral part of these financial statements.




                               SPORTS-GUARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        FROM INCEPTION, JULY 11, 1994 THROUGH SEPTEMBER 30, 1997
                                                                 -------------------------------------------------------------------
                                                                                                        DEFICIT
                                                                                                       ACCUMULATED
                                                                         COMMON         ADDITIONAL     DURING THE
                                                          COMMON          STOCK           PAID-IN      DEVELOPMENT
                                                          STOCK        SUBSCRIPTIONS      CAPITAL          STAGE          TOTAL
                                                       -------------   -------------   -------------   -------------   -------------
Balance, July 11, 1994 (inception)                     $          -    $          -    $          -    $          -    $          -

Common stock - issued                                         6,300               -               -               -           6,300

Syndication costs incurred as an S Corporation                    -               -         (10,576)              -         (10,576)
during the development stage

Net loss incurred as an S Corporation                             -               -               -         (16,946)        (16,946)
                                                       -------------   -------------   -------------   -------------   -------------

BALANCE, SEPTEMBER 30, 1994                                   6,300               -         (10,576)        (16,946)        (21,222)

Syndication costs incurred as an S Corporation                    -               -          (4,252)              -          (4,252)
during the development stage

Conversion of common stock previously issued to              38,220               -               -         (38,220)              -
$.01 par value 20,000,000 shares authorized,
4,452,000 shares issued on July 18, 1995, at a rate
of 2,120 shares issued for each previous share of
common stock outstanding

Common stock subscriptions received for 170,000 units            -          170,000               -               -         170,000
sold at $1 per unit consisting of one share of the
Company's common stock, $.01 par value and a common
stock purchase warrant

Executive compensation waived during the Company's               -                -           8,000               -           8,000
tax status as an S Corporation

Net loss incurred during the development stage                   -                -               -         (23,172)        (23,172)
through July 24, 1995, effective date of S
Corporation termination

Reclassification of S Corporation development                    -                -         (40,118)         40,118               -
stage net loss during the development stage from
inception, July 11, 1994, through July 24,
1995, effective date of S Corporation termination

Net loss incurred as a C Corporation from July 25, 1995,         -                -               -         (58,348)        (58,348)
through September 30, 1995

Executive compensation waived during the Company's tax           -                -          16,000               -          16,000
status as a C Corporation
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 1995                            $     44,520    $    170,000    $    (30,946)   $    (96,568)   $     87,006
                                                       -------------   -------------   -------------   -------------   -------------

Common stock subscriptions received for 205,000                   -         205,000               -               -         205,000
units sold at $1 per unit consisting of one share
of the Company's common stock, $.01 par value and
a common stock purchase warrant

Converted 375,000 units of common stock subscriptions         3,750        (375,000)        371,250               -               -
to 375,000 shares of common stock with a par value
of $.01

Syndication costs incurred during the development stage           -               -          (1,113)              -          (1,113)

Issued 1,027,923 shares of $.01 par value common stock       10,279               -         (10,279)              -               -
for all of the outstanding shares of Skate Publishing
Corporation

Net loss                                                          -               -               -        (513,176)       (513,176)

Executive compensation waived                                     -               -          24,000               -          24,000
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 1996                                  58,549               -         352,912        (609,744)       (198,283)

127,000 shares of stock issued for consulting                 1,270               -          62,230               -          63,500
services provided

Net loss                                                          -               -               -        (317,015)       (317,015)
                                                       -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 1997                            $     59,819    $          -    $    415,142    $   (926,759)   $   (451,798)
                                                       =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.



                               SPORTS-GUARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                 JULY 11, 1994
                                                            YEAR ENDED         YEAR ENDED        (INCEPTION) TO
                                                          SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                               1996               1997                1997
                                                         ----------------   -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $      (513,176)   $       (317,015)   $      (928,657)
  Adjustments to reconcile to net cash
    used in operating activities:
    Depreciation                                                   4,724               5,478             10,202
    Loss on disposition-equipment                                      -              21,136             21,136
    Loss on disposition-inventory                                      -              38,455             38,455
    Stock compensation                                                 -              63,500             63,500
    Waived compensation                                           24,000                   -             48,000
    Changes in:
      Accounts payable                                            35,094             112,095            149,125
      Accounts payable-stockholder                                     -              17,842             17,842
      Accrued expenses                                           (12,394)             40,243             48,052
      Organizational costs paid                                   16,284                   -                  -
      Inventory                                                  (29,744)            (11,265)           (41,009)
      Prepaid expenses                                               (75)               (216)              (291)
                                                         ----------------   -----------------   ----------------
        NET CASH USED IN OPERATING ACTIVITIES                   (475,287)            (29,747)          (573,645)
                                                         ----------------   -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                       (16,264)            (17,149)           (61,513)
  Deposits                                                           100                   -                  -
                                                         ----------------   -----------------   ----------------
        NET CASH USED IN INVESTING ACTIVITIES                    (16,164)            (17,149)           (61,513)
                                                         ----------------   -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                     10,000                   -             10,000
  Repayments of notes payable                                    (10,000)                  -            (10,000)
  Proceeds from convertible notes                                118,880                   -            118,880
  Common stock subscriptions (net of                             203,887                   -            359,059
    syndication costs of $1,113, $0 and
    $15,941)
  Issuance of common stock                                             -                   -              6,300
  Borrowings from shareholder                                    126,280              24,075            197,940
  Repayments of borrowings from shareholder                      (19,510)                  -            (47,010)
                                                         ----------------   -----------------   ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                    429,537              24,075            635,169
                                                         ----------------   -----------------   ----------------
NET (DECREASE) INCREASE IN CASH                                  (61,914)            (22,281)                11
CASH AT BEGINNING OF PERIOD                                       84,746              22,832                  -
                                                         ----------------   -----------------   ----------------
CASH AT END OF PERIOD                                    $        22,832    $             11    $            11
                                                         ================   =================   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                 $         6,612    $              -    $         6,612
                                                         ================   =================   ================

     The accompanying notes are an integral part of these financial statements.

                               SPORTS-GUARD, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996


NOTE 1 - ORGANIZATION AND BUSINESS

         SPORTS-GUARD, INC., (the "Company") was incorporated in Virginia in July 1994 and reincorporated in July 1995 as a Delaware corporation. It was the Company's plan to distribute a patented face guard to be used primarily by defensive players in the sports of baseball and softball. As more fully described in Note 4, the Company has refocused its business plan.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF ACCOUNTING

         The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement and federal income tax purposes.

         PROPERTY AND EQUIPMENT

         Property and equipment includes office furniture and equipment and equipment to be used for the manufacture of sports safety equipment. Depreciation is computed using straight-line or accelerated methods over the assets' expected useful lives.

         INVENTORY

         Inventory is accounted for at the lower of cost or market using the first-in, first-out (FIFO) method.

         INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and those which are deferred. Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. These differences are measured by the average tax rates expected to apply to taxable income in the years when these differences reverse. Changes in deferred tax assets or liabilities are recognized in operations in the year in which they occur. The principal types of differences between tax assets and liabilities for financial statement and tax return purposes are start-up costs and net operating losses. A deferred tax asset has been recognized in the amount of $178,206 and $117,391, at September 30, 1997 and 1996, for which a valuation allowance has been fully established. The Company has net operating losses in the amount of $886,598 that are available to offset taxable income through 2011.

                         (Notes continued on next page.)
                                      -14-

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

         CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with high credit quality financial institutions. As of September 30, 1997, the Company had no significant concentrations of credit risk.

         EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during 1997, 1996 and since inception were 5,949,912, 5,481,160, and 5,242,735, respectively.

         ADVERTISING

         The Company charges the cost of advertising to expense as incurred.


NOTE 3 - INVENTORY

         Inventory consisted of the following at September 30:

                                                     1997             1996
                                                ---------------  ---------------
         Raw materials                          $        2,554   $       20,749
         Finished goods                                      -            8,995
                                                ---------------  ---------------
                                                $        2,554   $       29,744
                                                ===============  ===============


NOTE 4 - DEVELOPMENT STAGE OPERATIONS, GOING CONCERN UNCERTAINTY
              AND SUBSEQUENT EVENT

         The Company is a development stage entity which planned to engage in the manufacture, sale and distribution of sports safety equipment (see Note 12). The Company's first product, known as the Fielders-Guard, was a polycarbonate face guard to be used primarily, although not exclusively, by defensive players in the sports of baseball and softball. The Company commenced its development stage operations as a Virginia corporation on July 11, 1994, with the issuance of 2,100 shares (3,000 shares were authorized) of $3 par value stock to its then sole shareholder, Norman O. Milligan. For the first year of its development, start up costs were incurred primarily for professional fees

                         (Notes continued on next page.)
                                      -15-

NOTE 4 - DEVELOPMENT STAGE OPERATIONS, GOING CONCERN UNCERTAINTY
              AND SUBSEQUENT EVENT (CONTINUED)

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

         Also in conjunction with the reorganization, a Confidential Private Placement Memorandum (CPOM) was offered for the sale of 400,000 units each consisting of one share of the Company's common stock, $.01 par value, and a common stock purchase warrant. The purchase warrant provides for the holder of the warrant to be eligible to purchase an additional number of shares not to exceed 100% of the holder's original number of shares, par value $.01, for a three-year period at the price of $1.00 per share. The CPOM required eligible participants to enter into a subscription agreement, which after acceptance by the Company, would result in the issuance of the appropriate shares of common stock and stock purchase warrants. At September 30, 1995, 170,000 units had been subscribed and fully paid. During October 1995, an additional 205,000 units were subscribed and fully paid. The offering was concluded with the final issuance of shares on November 10, 1995. The amount of units issued pursuant to the CPOM was 375,000, with $375,000 of capital provided to the Company. The proceeds were used primarily to complete production of an injection mold for the Fielders-Guard, to manufacture prototypes and inventory, for research and development of improvements on the Fielders-Guard product, for the payment of advertising and marketing expenses and general operating expenses. In addition, the proceeds were used for legal and accounting fees related to initiating Securities and Exchange Commission reporting by the Company.

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

         The Company was unsuccessful in generating any significant level of sales of the Fielders-Guard as a result of its initial marketing efforts. Management concluded that the proceeds of the CPOM were not sufficient to permit the Company to fully implement its marketing campaign or complete a roll out of its Fielders-Guard product. Between March and June of 1996, the Company raised gross proceeds of $118,880 from the private offering of convertible notes in order to provide working capital for the wholesale and retail marketing of its product and the continuation of its business. The notes have a term of two years and are convertible into shares of the Company's common stock at the election of the holder at a price of $1.00 per share. (see Note 10)


                         (Notes continued on next page.)
                                      -16-

NOTE 4 - DEVELOPMENT STAGE OPERATIONS, GOING CONCERN UNCERTAINTY
              AND SUBSEQUENT EVENT (CONTINUED)

         Despite the Company's continued marketing efforts, the Company achieved only minimal sales of the Fielders-Guard during the year ended September 30, 1996. Management determined, based upon various factors, including customer feedback, that the design of the Fielders-Guard was a significant factor in the lack of market acceptance of the product. The Company received positive feedback on the safety related goals of its product, but a negative response to the actual design. As a result, since June 30, 1996, the Company developed a plan to redesign its product in order to attempt to attain market acceptance. The Company engaged Advanced Design Corporation of Newington, Virginia, to develop structural improvements in the Fielders-Guard while reducing the overall size and thickness of the polycarbonate mask and impact pads. The redesigned Fielders-Guard has a projection for the nose area and a more open design allowing more ventilation and easier communication between players. The redesigned Fielders-Guard is lighter-weight and is a clear polycarbonate injection molded mask which allows for clearer visibility of the player's face.

         The Company had produced approximately 25 prototypes of the redesigned Fielders- Guard, using a vacuum mold, for use in obtaining a preliminary indication of market acceptance and establishing relationships with potential dealers. The Company has received confirmation from its patent counsel that the redesigned Fielders-Guard is protected by the existing patent for the Fielders-Guard. The Company also entered into an agreement with Revere Mold and Engineering of Chester, Virginia, for production of the injection mold for the redesigned Fielders-Guard. The new injection mold cost approximately $35,000 and was expected to be completed approximately January 15, 1997. Design and testing issues delayed completion until the end of 1997. Management intended to engage Reiss Corporation of Blackstone, Virginia to begin contract manufacturing of the Fielders-Guard mask immediately following completion of the new injection mold. The redesigned pads for the Fielders-Guard were to be produced by Rubatex Corporation of Bedford, Virginia, using the Company's existing inventory of pads for initial production. Product assembly and packaging services would continue to be provided on a contract basis by Reiss Corporation.

         The Company planned to conduct a private offering of Common Stock to raise funds necessary in order to continue its operations. The Company intended to offer an aggregate of 1,000,000 shares of its Common Stock to accredited investors only at price of $.50 per share. From June 30, 1996 to the date of this report, operations were funded by advances aggregating approximately $150,000 from Norman O. Milligan, Sr., the Company's president and principal stockholder. Mr. Milligan received $125,000 of the funds he advanced to the Company as loans from business associates. The business associates indicated that they desired to participate in the private offering by assigning Mr. Milligan's loan obligations to the Company (with the result that the Company's obligation to Mr. Milligan would be extinguished). In order to prevent dilution to the current stockholders of the Company as a result of this new offering, Mr. Milligan had agreed to contribute to capital a number of shares of Common Stock held by him equal to the number of shares sold in the private offering (up to 1,000,000 shares). This offering was never consummated.


                         (Notes continued on next page.)
                                      -17-

         In June 1997, an offer was made by an investment group to acquire all of the stock of the Company owned by Norman O. Milligan. This offer was documented in a "Stock Purchase Agreement" dated August 29, 1997, which was executed by Mr. Milligan, as stockholder and officer of the Company and Invest L'Inc. Partners, LLC on behalf of the buyers. The agreement provided, among other provisions, for Mr. Milligan to sell his shares, less 25,000 shares retained, to the buyer; for the mutual termination of the Patent License Agreement and Employment Agreement (including any past due salary and benefits); for the conversion of the previously mentioned business associates' loans and convertible notes (see Note 10) to stock of the corporation; for the assumption of certain operating liabilities of the Company, totaling approximately $121,000, by Mr. Milligan; transfer of all tangible personal property of the Company to Mr. Milligan; for the mutual release of all claims; and for Mr. Milligan's resignation as officer and director. The closing date was October 22, 1997.

         Effective October 31, 1997, the Company amended its Certificate of Incorporation to: (a) change the name to Colmena Corp.; and (b) accomplish a reverse stock split by changing and reclassifying each ten shares of the Company's common stock into one share. In addition, the Company formed two wholly-owned subsidiaries in the State of Delaware for purposes of merging with RCP Enterprises Group, LLC, an Ohio limited liability company and Tio Cigars, Inc., an Ohio corporation.


NOTE 5 - EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement with Mr. Norman Milligan, who is also the majority stockholder and Chief Executive Officer of the Company, for an initial period ending June 30, 2000. The agreement automatically renews for successive one-year periods unless certain notifications are made by either party at least sixty days prior to the expiration date. The agreement contained basic compensation for future fiscal years as follows:

September 30, 1998                      $        96,000
September 30, 1999                               96,000
June 30, 2000                                    72,000
                                        ---------------
                                        $       264,000
                                        ===============


        Mr. Milligan had waived his right to receive compensation through the initial six- months of this agreement.

         In addition, the agreement contained bonus formulas based upon the Company's performance and customary non-taxable fringe benefits. As more fully described in Note 4, this agreement was terminated effective October 22, 1997.


NOTE 6 - PATENT LICENSE AGREEMENT

         The patents covering the protective face guards the Company planned to provide and distribute are owned by Mr. Milligan. The Company had executed a patent license agreement with Mr. Milligan which provided the Company with the exclusive license to manufacture, sell, and distribute the products under the patents for an initial term of ten years. The license agreement provided for the payment of royalties to Mr. Milligan, such payment being waived by Mr. Milligan while he is employed by the Company as its President. As more fully described in
Note 4, this agreement was terminated effective October 22, 1997.


                         (Notes continued on next page.)
                                      -18-

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

         Accounts and accrued expenses payable to Mr. Milligan in the amount of $231,602 are due on demand with no interest.(see Note 4) The amounts advanced by Mr. Milligan to the Company during the current year totaled $24,075. These funds were used for working capital. During 1997, no repayments were made by the Company to Mr. Milligan. As more fully described in Note 4, the advances from business associates included in the amount due to Mr. Milligan were converted to stock as part of the Stock Purchase Agreement.


NOTE 8 - RISKS AND UNCERTAINTIES

         The Company was formed in 1994 and has limited operating history. Success of the face protection sports gear was dependent on the Company's ability to achieve market acceptance for the product. The product was new and the Company had not previously manufactured, sold or distributed this product. The Company had not, during this period, undertaken any extensive market research or broad test marketing to determine the nature and extent of the market for the product. Although the Company anticipated that its full scale operations would commence in the near term (within one year), there were no assurances that factors outside the control of the Company would not result in delays.

         The Company obtained the rights to United States Patents issued on May 4, 1993, and December 7, 1993, under the U.S. Patent Office Number 5,206,955 and 5,267,353, for its protective face guards. The Company believed that it could assert the Patents to prevent other persons from manufacturing, selling, or using the product or similar products, as covered by the claims in the Patents, in the United States. However, the Company had not yet undertaken any research to determine whether, and cannot provide any assurances that: (1) the Patents would be enforceable and adequate to protect the Company from the sale in the United States, or importation into the United States from any other country, of a competing product by another person; (2) the manufacture, sale or distribution of the product will not infringe upon the patent or other proprietary rights of another person in the United States; or (3) the Company will be financially capable of prosecuting or defending any infringement action with respect to the patents or the rights of other persons.

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


                         (Notes continued on next page.)
                                      -19-

         As more fully described in Note 4, the Company is in the process of developing a new business plan for future profitability.


NOTE 9 - LEASE AGREEMENTS

         On September 21, 1995, the Company entered into a five year lease for its principal office and warehouse facility of approximately 4,000 square feet in Richmond, Virginia with David R. Milligan, who was at the time a director of the Company. The lease, which had an original annual rental cost of $40,000, including all parking, utilities, cleaning and building maintenance was schedule to terminate on November 14, 2000. During late 1997, the Company renegotiated a reduced annual rental rate of $18,000 by giving up approximately 2,500 square feet of office space. As more fully described in Note 11, this lease agreement terminated effective September 10, 1997.

         On July 11, 1996, the Company entered into a 36 month operating lease for its copier and fax machine in their principal office with the Great American Leasing Corporation. The lease is a monthly rent of $145 and will terminate on July 11, 1999. As more fully described in Note 4, this lease obligation was assumed by Mr. Milligan.


NOTE 10 - CONVERTIBLE NOTES

         As previously disclosed, the Company issued convertible promissory notes in the amount of $118,880 to an accredited investor in a private offering. The notes bear interest at the rate of 10% per annum and are due 24 months from the date of issuance. Interest is payable on the notes quarterly and in arrears beginning on June 30, 1996. The notes are convertible, at the option of the holder, into the Company's $.01 par value common stock, at an initial conversion price of $1.00 per share. The Company used the entire proceeds for working capital purposes, including payment of advertising and marketing expenses, and general and administrative expenses. As described in Note 4, these notes were part of the execution of the Stock Purchase Agreement which, effective October 22, 1997, caused all but $40,000 of the outstanding amount to be converted into Company stock.


NOTE 11 - EXTRAORDINARY ITEM

         On September 10, 1997, in conjunction with the stock purchase agreement (see Note 4), David R. Milligan, as lessor of office and distribution facilities to the Company, executed an unconditional release agreement whereby he consented to the assignment of the amount due to him from the Company to SPGU, a Virginia corporation. This settlement resulted in an extraordinary gain of $39,500, net of tax considerations.


                         (Notes continued on next page.)
                                      -20-

NOTE 12 - OTHER SUBSEQUENT EVENT

         The Reiss Corporation has filed suit against the Company under a warrant in debt claiming damages of $9,890. The matter was first returned on November 12, 1997, with a scheduled trial date of March 30, 1998, in the City of Richmond General District Court. The Company believes it has defenses and counterclaims against Reiss which it intends to pursue.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Inapplicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

       NAME                      AGE                        POSITION

Richard C. Peplin, Jr.            40                President, Treasurer and
                                                    Director

Robert S. Gigliotti               49                Secretary and Director

Leonard A. Marshall               36                Director


RICHARD C. PEPLIN, JR. is President and Chairman of the Board of Directors of the Company and its two wholly-owned subsidiaries. From 1987 to the present, Mr. Peplin has served as president of Lakewood Mfg. Corp., a defense contractor and supplier of metal parts and assemblies to numerous OEM's and the U.S. Department of Defense.

ROBERT S. GIGLIOTTI is the Secretary and a Director of the Company. Mr. Gigliotti is a certified public accountant and serves as the Managing Tax Partner of Perrin, Fordree & Company, P.C. in Troy, Michigan. Mr. Gigliotti received his CPA license in 1972 and joined the firm of Perrin, Fordree & Company, P.C. in 1976 after six years in the tax department of the Detroit office of Arthur Andersen & Company. Mr. Gigliotti's specialties include estate and financial planning, franchising and corporate taxation. Mr. Gigliotti received a bachelor's degree in business from Alma College.

LEONARD A. MARSHALL is a Director of the Company. Mr. Marshall also serves as director of Sports & Development Systems, Inc. and Over-the-Road Direct Connect, Inc. Mr. Marshall is currently a member of the advisory board of U.S. Sports Fan, Inc. From May 1996 to December 1997, Mr. Marshall served as a consultant to Barron Chase Securities, a broker-dealer. Mr. Marshall played professional football with the Washington Redskins and the New York Giants from 1983 to 1995. Mr. Marshall received a bachelor's degree in finance from Louisiana State University/Fairleigh-Dickinson University.

All directors serve a term of one year or until their successors have been duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Exchange Act and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. The following persons who were or are subject to Section 16 of the Exchange Act with respect to the Company failed to file reports required by Section 16(a) on a timely basis during the most recent fiscal year.




                                                             NO OF TRANSACTIONS
       NAME                       NO. OF LATE REPORTS          REPORTED LATE
---------------------------   --------------------------  ----------------------

Norman O. Milligan, Sr.                  1                           1

Norman O. Milligan, Jr.                  1                           1

David R. Milligan                        1                           1

Ronald K. Milligan                       1                           1

Troy D. Wiseman                          2                           2

Richard C. Peplin, Jr.                   2                           2

Robert S. Gigliotti                      1                           1


No person subject to Section 16 of the Exchange Act failed to file a required report.


ITEM 10.  EXECUTIVE COMPENSATION.

Compensation of Officers.
-------------------------

No executive officer of the Company was paid cash or non-cash compensation in excess of $100,000 during the fiscal years ended September 30, 1997, 1996 and 1995 or during the period from inception to September 30, 1994. The Company had and has no compensation plans in place and no officer has received non-cash compensation. The following table sets forth the compensation paid by the Company to its chief executive officer for services rendered during fiscal 1997, 1996 and 1995.



                                                                               ANNUAL COMPENSATION
                                                              -----------------------------------------------------
                                                                                                  OTHER ANNUAL
NAME AND PRINCIPAL POSITION                         YEAR        SALARY ($)      BONUS ($)         COMPENSATION
-----------------------------------------------   ---------   --------------   ------------   ---------------------

Norman O. Milligan, Sr., President.............     1997      $      96,000         ---                ---
                                                    1996      $      72,000         ---                ---
                                                    1995      $         -0-         ---                ---

Richard C. Peplin, Jr., President(1)...........     1997      $         -0-         ---                ---
                                                                       ----

-------------------------

(1)Mr. Peplin was the Manager of RCP Enterprises Group, LLC and the President of Tio Cigars, Inc. from the time of their inception until November 10, 1997 when they were acquired by the Company.

Compensation of Directors.
--------------------------

Directors receive no compensation for their services as such.


Employment Agreement.
---------------------

The Company has not entered into any Employment Agreements.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the ownership of the Company's common stock, $.01 par value ("Common Stock") as of January 29, 1998, (i) by each person who is known by the Company to be the beneficial owner of more than 5% of its Common Stock; (ii) by each of the Company's directors and officers; and (iii) by all of the Company's directors and officers as a group:



                SHAREHOLDER(1)                  NO. OF SHARES        PERCENTAGE
------------------------------------------   -------------------   -------------

Richard C. Peplin, Jr.                             4,081,350(2)          66.17%

Robert S. Gigliotti                                  100,000              1.62

Leonard A. Marshall                                  200,000              3.24

All officers and directors as a group (3 persons)  4,381,350             71.03%

--------------------

(1)The addresses of these shareholders are as follows:
Richard C. Peplin, Jr.: 25100 Detroit Road, Westlake, Ohio 44145.
Robert S. Gigliotti: 901 Wilshire Drive, Suite 400, Troy, Michigan 48084 Leonard A. Marshall:21756 Marigot Drive, Boca Raton, Florida 33428
(2) Includes 937,500 shares of Common Stock held by Lakewood Manufacturing Co., an Ohio corporation of which Mr. Peplin is a controlling shareholder; 400,000 shares of Common Stock held by Beth M. Peplin, spouse of Mr. Peplin; and 22,500 shares of Common Stock held by Richard C. Peplin, Jr. as custodian for his three minor children.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 10, 1997, Norman O. Milligan, Sr. sold his controlling interest in the Company to Invest L'Inc. Partners, LLC, a creditor and shareholder of the Company. Concurrently with this sale, Mr. Milligan acquired certain operating assets and assumed certain liabilities of the Company.

On November 10, 1997, the Company consummated the acquisition of RCP-Ohio, through the merger of RCP-Ohio with and into RCP formed as a wholly-owned subsidiary of the Company for purposes of the acquisition. In exchange for all of the outstanding membership interests in RCP-Ohio, the members of RCP-Ohio received an aggregate of 3,000,000 shares of the Company's common stock. RCP-Ohio was founded in 1997 by Richard C. Peplin, Jr., the current President and controlling stockholder of the Company.

Also on November 10, 1997, the Company consummated the acquisition of Tio-Ohio, through the merger of Tio-Ohio with and into Tio formed as a wholly-owned subsidiary of the Company for purposes of the acquisition. In exchange for all of the outstanding capital stock of Tio-Ohio, the stockholders of Tio-Ohio received an aggregate of 1,310,000 shares of the Company's common stock. Mr. Peplin was also the founder and controlling stockholder of Tio-Ohio.

Lakewood Mfg. Co. is the owner of the property where the Company maintains its principal office. Lakewood Mfg. Co. is an affiliate of the Company and provides the office space at no charge.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS AND INDEX OF EXHIBITS.

Page
----

2.1 Merger Agreement among Sports-Guard, Inc., RCP Enterprises Group, Inc. and RCP Enterprises Group, LLC dated October 31, 1997

2.2 Merger Agreement among Sports-Guard, Inc., Tio Mariano Cigar Corp. and Tio Cigars, Inc. dated October 31, 1997

3.1*     Certificate of Incorporation of the Company

3.2      Certificate of Amendment of Certificate of Incorporation of the Company

3.3*     Bylaws of the Company

3.4      Amended and Restated Bylaws of the Company

4.1      Specimen Common Stock Certificate

4.2*     (Form of) Stock Purchase Warrant

4.3**    (Form of) 10% Convertible Notes

21.1     Subsidiaries of the Company

* Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed February 23, 1996

** Incorporated herein by reference to the Company's Registration Statement on Form 10-SB/A filed June 3, 1996.

(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 1997. A report on Form 8-K was filed by the Company on December 1, 1997.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 24, 1998

                                  COLMENA CORP.



                                   By:/s/ Richard C. Peplin Jr.
                                      ------------------------------------
                                      Richard C. Peplin, Jr., President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
---------



/s/ Richard C. Peplin Jr.   President, Treasurer and Director  February 24, 1998
---------------------------
Richard C. Peplin, Jr.



/s/ Robert S, Gigliotti     Secretary and Director             February 24, 1998
---------------------------
Robert S. Gigliotti



/s/ Leonard Marshall        Director                           February 24, 1998
---------------------------
Leonard Marshall