Form 10QSB
period 1997-12-31
SPORTS GUARD INC
filed 1998-03-09
CIK 1000285

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

         [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________
    Commission File Number    0-27842
                           ----------

                                  COLMENA CORP.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      54-1778587
---------------------------------               --------------------------------
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)               Identification No.)


                    25100 Detroit Road, Westlake, Ohio 44145
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (440) 871-5000
                           ---------------------------
                           (Issuer's telephone number)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 24, 1998, 6,489,886 shares of the Company's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one);
                                   Yes        No X
                                      ---       ---

                         PART 1 - FINANCIAL INFORMATION

                                                                           PAGE
ITEM 1.  Financial Statements                                              ----

  (a)      Combined Balance Sheet - December 31, 1997 (Unaudited).............1

  (b)      Combined Statements of Operations (Unaudited) - Three
           Month Periods Ended December 31, 1997 and December 31, 1996........2

  (c)      Combined Statements of Cash Flows (Unaudited) - Three
           Month Periods Ended December 31, 1997 and December 31, 1996........3

  (d)      Notes to Unaudited Financial Statements............................4

ITEM 2.  Management's Discussion and Analysis or Plan of Operation............6

PART II - OTHER INFORMATION...................................................8

                                  COLMENA CORP.
                             COMBINED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS
                                                            DECEMBER 31, 1997
                                                           ------------------


Current assets:
  Cash and cash equivalents                                $          10,299
  Deposits                                                             9,624
  Inventory                                                          131,945
  Trade accounts receivable                                          915,105
  Note receivable - CTI                                               10,400
                                                           ------------------
         Total Current Assets                              $       1,077,303
                                                           ------------------
Fixed Assets
  Equipment Purchased                                                 30,840
                                                           ------------------
         Total Fixed Assets                                $          30,840
                                                           ------------------
Other Assets
  Amortizable customer base                                          886,974
                                                           ------------------
         Total Other Assets                                $         886,974
                                                           ------------------
         Total Assets                                      $       1,995,117
                                                           ==================

                             LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable and accrued expenses                    $         481,483
  Provision for federal income tax                                   100,000
                                                           ------------------
  Notes payable to shareholders                                      774,301
                                                           ------------------
         Total Current Liabilities                         $       1,355,784
                                                           ------------------
Equity
  Paid in capital                                                      1,000
  Common stock                                                         1,000
  Retained earnings                                                  420,672
  Current income (loss)                                              216,661
                                                           ------------------
         Total Equity                                                639,333
                                                           ------------------
         Total Liabilities and Equity                      $       1,995,117
                                                           ==================

                                  COLMENA CORP.
                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              THREE MONTHS
                                                    THREE MONTHS ENDED            ENDED
                                                      DEC. 31, 1997            DEC. 31, 1996
                                                    ------------------      ------------------
Total Revenue                                       $       1,346,026       $               0
Cost of revenue                                               954,552                       0
                                                    ------------------      ------------------
         Gross Profit                               $         391,474       $               0
                                                    ------------------      ------------------
Expenses
  Selling, general and administrative                          74,813                       0
  Professional fees                                                 0                  58,000
  Wages                                                             0                   2,417
  Payroll taxes                                                     0                   1,259
  Office expenses                                                   0                     503
  Legal fees                                                        0                  12,287
  Telephone expense                                                 0                   1,057
  Rent expense                                                      0                  10,000
  Travel expenses                                                   0                   2,148
  Auto expenses                                                     0                   2,464
  Interest expense                                                  0                   6,529
  Executive compensation                                            0                  24,000
  License and fees                                                  0                   1,985
  Meals and entertainment                                           0                     956
  Testing                                                           0                   1,740
  Depreciation                                                      0                   1,576
  Equipment rental                                                  0                     435
  Dues and subscriptions                                            0                     274
  Miscellaneous                                                     0                     145
  Utilities                                                         0                     161
                                                    ------------------      ------------------
         Total Expenses                                        74,813                 128,169
                                                    ------------------      ------------------
         Net income (Loss)                          $         316,661       $        (128,169)
                                                    ==================      ==================
         Provision for taxes                                 (100,000)                      -
                                                    ------------------      ------------------
         Tax provision Net Income                   $         216,661       $               -
                                                    ==================      ==================
Pro forma earnings per share                                     $.04                       -
                                                    ------------------
Shares used in computation                                  4,996,830                       -


                                  COLMENA CORP.
                        COMBINED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 1997
                 INCREASE (DECREASE) IN CASH OR CASH EQUIVALENTS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED    THREE MONTHS ENDED
                                                              DEC. 31, 1997          DEC. 31, 1996
                                                            ------------------    ------------------
Cash Flows from Operating Activities
  Net income (loss)                                         $         316,661     $        (128,169)
Adjustments to reconcile net cash
used in operating activities
  Amortization                                                         93,443                     0
  Depreciation                                                              0                 1,576
  Changes in:
    Deposits                                                           (9,624)                    0
    Inventory                                                        (131,945)              (11,010)
    Trade accounts receivable                                      (1,140,861)                    0
    Other current assets                                              225,755                     0
    Note receivable - CTI                                             (10,400)                    0
    Accounts payable                                                  368,958                27,320
    Other payables                                                          0               10,355
    Accrued expenses                                                  106,525                7,788
    Prepaid expenses                                                        0               (5,632)
    Short term note - PDN                                               6,000                    0
                                                            ------------------    -----------------
    Net cash provided (used) in operating activities:                (492,149)             (97,772)
                                                            ------------------    -----------------
Cash Flows from Investing Activities
  Sales (Purchases) of Assets
    Equipment purchased                                               (30,840)               3,880
    Amortizable customer base                                        (978,016)                   0
    Deposits                                                                0              (11,670)
                                                            ------------------    -----------------
    Net cash provided (used) in investing activities:              (1,011,257)              (7,790)
                                                            ------------------    -----------------
Cash flows from Financing Activities
    Issuance of common stock                                            1,000               63,500
    Borrowings from shareholder                                             0               23,296
    Loans - others                                                    697,825                    0
    Other                                                             496,149                    0
    Repayments of borrowings from shareholders                              0               (3,700)
                                                            ------------------    -----------------
      Net cash provided (used) by
      financing activities:                                         1,194,974               83,096
                                                            ------------------    -----------------
Net increase (decrease) in cash                                         8,231              (22,466)
                                                            ------------------    -----------------
Cash at Beginning of Period                                                 0               22,832
                                                            ------------------    -----------------
Cash at End of Period                                       $           8,231     $            366
                                                            ==================    =================



                                  COLMENA CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       THE COMPANY
         -----------

         The accompanying financial statements of Colmena Corp. (the "Company") represent the combined financial statements of RCP Enterprises Group, Inc. ("RCP") and Tio Mariano Cigar Corp. ("Tio"). RCP is a newly formed entity engaged in the marketing and distribution of long distance telephone service calling cards and was organized on October 1, 1997 under the laws of the state of Delaware. RCP had a profit for the period of October 1, 1997 to December 31, 1997 of approximately $255,634. Tio is a newly formed entity engaged in the business of manufacturing and distributing premium hand-rolled cigars and was incorporated on October 1, 1997. Tio, a discontinued operations, incurred a loss for the period of October 1, 1997 to December 31, 1997 of approximately $38,973. The acquisitions of Tio and RCP took place on November 10, 1997. Consequently, the results of operations for RCP and Tio include only the results of operations from November 10, 1997.

         The Company utilizes several service bureaus to process calls and provide administrative support for calls generated by the use of its service calling. These services are concentrated with one service provider. The Company could be adversely affected if this service bureau was unable or unwilling to continue this relationship. Management believes that there are alternative service bureaus it could use to minimize any adverse impact on the loss of the existing service bureau.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1997.

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are composed of highly liquid investments with an original maturity of three months or less.

         OTHER ASSETS

         Other assets primarily consist of the cost of the customer databases from which the Company markets its service plans net of related accumulated amortization. The cost represents billings from the third party responsible for accumulating this database. These costs are amortized over a twelve month period on an accelerated basis.

         Other assets also consist of the cost of services related to deferred revenue. Deferred costs of services are expensed as services are utilized by the customer and, accordingly, are matched with the revenues recognized under the Company's revenue recognition policy.

         REVENUE RECOGNITION AND COST OF REVENUE

         The Company recognizes revenue, less an amount for uncollectible accounts based upon their experience and others in the long distance telephone service calling cards at the expiration of its use, generally thirty days or month end. Until the thirty day period has passed, the Company defers all revenues and costs.

C.       RELATED PARTY TRANSACTIONS
         --------------------------

         As of December 31, 1997, the Company owes its principal shareholder $111,826 which is due on September 30, 1998 and is noninterest bearing. In addition, approximately $163,333 is due to the shareholders of Tio Cigars, Inc., which is due on various dates from March 31, 1998 through September 23, 1998, plus interest at a rate of 10%.

         Tio has a lease for certain manufacturing facilities located in the Dominican Republic. The lease is for monthly payments of $1,604 up until May 1998. The principal shareholder has guaranteed the lease.

D.       MATERIAL AND SUBSEQUENT EVENTS
         ------------------------------

         On November 10, 1997, RCP Enterprises Group, LLC and Tio Cigars, Inc. were acquired by Sports-Guard, Inc., a publicly trading company, which had no operations as of the merger date. Sports-Guard, Inc. issued 3,000,000 shares of stock to complete the acquisition of RCP and 1,310,000 shares of stock to complete the acquisition of Tio.

         On January 12, 1998, the Company entered into a nonbinding letter of intent for the purchase of Business Technology Systems, Inc. for an approximate price of $100,000 in cash and 100,000 shares of the Company's common stock. The transaction is expected to close in March 1998.

         On February 8, 1998, the Board of Directors made a decision to dispose of Tio. The Company expects to receive at least the net book value of the assets on the sale, which mostly consists of inventory of approximately $132,000 and fixed assets of approximately $50,000. Management expects to complete the disposition in 1998 by sale to a company engaged in a similar business. The Company may receive cash or securities as its proceeds. The results of operations of Tio are shown as a discontinued operation in the accompanying financial statements.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

         This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's unaudited financial statements for the quarter ended December 31, 1997, the notes thereto, and the other financial data included elsewhere herein and includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

GENERAL

         Since inception (November 10, 1997), the Company has been a holding company and currently operates two wholly-owned subsidiaries, RCP Enterprises Group, Inc. ("RCP") and Tio Mariano Cigar Corp. ("Tio").

         RCP, a residential long-distance service reseller, has experienced continued growth and achieved profitability during the quarter ended December 31, 1997. RCP had earnings before taxes of approximately $1,346,026 for the first quarter ended December 31, 1997.

         RCP acquires its customers via an agreement with The Kaplan Group, Inc., an independent direct mail marketing organization. Data fulfillment is performed by Cherskov Technology, Inc. ("CTI"), which is partially owned by Richard C. Peplin, Jr., the controlling shareholder of the Company. Billing is performed by ITA, a third party clearing house. The monthly charge of $9.95 is billed to the customers directly on their telephone bill.

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

         The Company is also in the process of finalizing purchase agreements and personnel additions which are expected to increase RCP's profitability, transforming RCP from a reseller of long-distance service to a provider of such services, expanding its operations in the international market and enhancing its marketing capabilities. The Company plans to have definitive purchase agreements in place with CTI and BLJ Communications, Inc., a competitor of RCP owned by the principals of The Kaplan Group, Inc., in the near future.

         The Company also plans to acquire and operate at least three telecommunications switches in the United States which will be strategically positioned to serve as international gateways to Europe, South America and Asia. In addition to this, the Company plans to add the following services: retail phone debit card sales, 1+ long-distance service and local dial tone sales.

         Tio, a cigar manufacturer and wholesaler, has incurred losses of approximately $38,973 for the first quarter ended December 31, 1997. These losses are a result of developmental expenses and other factors related to the cigar industry. Consequently, the Company has elected to divest itself of all of the Tio assets and plans to focus all of its resources on RCP.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has generated revenues from the sale of its long distance services and loans from shareholders. The Company expects to increase its revenues in the near future as it divests itself of Tio and refocuses its resources on RCP's activities. The Company expects to incur substantial administrative expenses in the future. As of December 31, 1997, the Company's working capital was approximately $495,821. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital needs principally through the sale of its securities. However, there is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

         The Company believes that its present working capital is sufficient for the next twelve months of operations. During the next twelve months, the Company anticipates incurring approximately $10,000,000 in expenditures for the acquisition of additional businesses and equipment. Currently, the Company does not anticipate any significant changes in the number of employees.

         The Company's efforts during the next twelve months will be dedicated principally to transforming the Company from a holding company with two dissimilar subsidiaries into a profitable, full-service, international communications and technology company. However, there can be no assurance as to the success of these efforts.

YEAR 2000 COMPLIANCE

         The Company uses a packaged accounting software system which the Company believes will be Year 2000 compliant in 1998. If the vendor does not have a Year 2000 compliant version ready when necessary, the Company believes they can readily purchase replacement software. The Company is monitoring its service bureau and vendors and expects them to be Year 2000 compliant in 1998. There can be no assurance that the Company or vendors will meet these plans.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         Not applicable


Item 2.  Changes in Securities.
         ----------------------

         During the quarter ended December 31, 1997, the Company completed a one-for-ten reverse stock split of its issued and outstanding common stock, $.01 par value ("Common Stock") which was effected on November 10, 1997.

         On November 10, 1997, in connection with the acquisition by merger of RCP Enterprises Group, LLC, an Ohio limited liability company, ("RCP") the Company issued 3,000,000 shares of the Company's post-reverse split Common Stock to the members of RCP.

         On November 10, 1997, in connection with the acquisition by merger of Tio Cigars, Inc., an Ohio corporation, ("Tio"), the Company issued 1,310,000 shares of the Company's post-reverse split Common Stock to the shareholders of Tio.

         On November 10, 1997, the Company issued an aggregate of 800,000 shares of Common Stock to certain individuals in connection with certain consulting agreements. The securities were issued in reliance on the exemption provided in
Section 4(2) of the Securities Act of 1933 because no public offering was involved.

         On December 8, 1997, the Company issued in connection with a consulting agreement, 25,000 shares of Common Stock in consideration for services rendered to the Company. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

         On November 20, 1997, the Company issued 50,000 shares of Common Stock to David DiBenedetto in consideration for services rendered to the Company. The securities were issued in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 because no public offering was involved.

         On December 10, 1997, the Company issued an aggregate of 500,000 shares of Common Stock to certain individuals in consideration for services rendered to the Company. The securities were issued in reliance on the exemption provided in
Section 4(2) of the Securities Act of 1933 because no public offering was involved.


Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         On October 31, 1997, a proposal was submitted to the majority shareholder of the Company, regarding the approval of the merger of Tio-Ohio into Tio, and the merger of RCP-Ohio into RCP. The majority shareholder approved the mergers in a Written Consent of the Sole Director and Majority Shareholder dated October 31, 1997.


Item 5.  Other Information.
         ------------------

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits and Index of Exhibits
                  ------------------------------
                  2.1* Merger Agreement among Sports-Guard, Inc., Tio Mariano Cigar Corp. and Tio Cigars, Inc. dated October 31, 1997.

                  2.2* Merger Agreement among Sports-Guard, Inc., RCP Enterprises Group, Inc. and RCP Enterprises Group, LLC dated October 31, 1997.

                  3.1** Certificate of Incorporation of the Company dated July 10, 1995.


                  3.2* Certificate of Amendment of Certificate of Incorporation of the Company dated October 31, 1997.

                  3.3**    Bylaws of the Company.

                  3.4*     Amended and Restated Bylaws of the Company.

                  4.1*     Specimen Common Stock Certificate

                  4.2**    (Form of) Stock Purchase Warrant

                  4.3***   (Form of) 10% Convertible Notes

                  27.1     Financial Data Schedule

                  99.1 Tio Cigars, Inc. Pro Forma Financial Statements for the periods ended November 9, 1997 and December 31, 1997.

                  99.2 RCP Enterprises Group, LLC Pro Forma Financial Statements for the periods ended November 9, 1997 and December 31, 1997.

                  --------------------

                  * Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, filed on February 26, 1998.

                  ** Incorporated herein by reference to the Company's Registration Statement on Form 10-SB filed February 23, 1996.

                  *** Incorporated herein by reference to the Company's Registration Statement on Form 10-SB/A filed June 3, 1996.

         (b)      Reports on Form 8-K
                  -------------------

                  During the first quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K on December 1, 1997.

                  The Company also filed a Current Report on Form 8-K on February 26, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLMENA CORP.
                                          (Registrant)



Dated:  March 6, 1998                   By:/s/ Richard C. Peplin
                                             -----------------------------------
                                             Richard C. Peplin, Jr., President