Form 10QSB
period 1998-03-31
COLMENA CORP
filed 1998-05-20
CIK 1000285

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

         [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________
     Commission File Number 0-27842
                            -------

                                  COLMENA CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    54-1778587
------------------------------------          ----------------------------------
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)             Identification No.)




                    25100 Detroit Road, Westlake, Ohio 44145
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (440) 871-5000
                        --------------------------------
                           (Issuer's telephone number)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   No X
                                                                      ---  ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 1998, 7,055,240 shares of the Company's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one);
                                      Yes     No  X
                                          ---    ---

                        PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.           Financial Statements                                      ----

     (a)  Combined Balance Sheets as of March 31, 1998
          (Unaudited) and September 30, 1997 (Audited).........................1

     (b)  Combined Statements of Operations (Unaudited) -
          Three and Six Month Periods Ended March 31, 1998
          and March 31, 1997...................................................2

     (c)  Combined Statements of Cash Flows (Unaudited) - Six
          Month Periods Ended March 31, 1998 and March 31, 1997................3

     (d)  Notes to Combined Interim Financial Statements.......................4

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.............5

PART II - OTHER INFORMATION....................................................7


                                  COLMENA CORP.
                             COMBINED BALANCE SHEETS

                                                                   SEPTEMBER 30,             MARCH 31,
                                                                        1997                   1998
                                                                ------------------      ------------------
                                                                         *                  (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $           5,022       $         180,742
  Trade accounts receivable                                               459,709               3,113,594
  Third party settlement receivable                                        51,829                       0
  Inventory                                                                     0                 273,260
  Prepaid expenses                                                        200,987                 964,946
  Other assets                                                                  0                  17,050
  Notes receivable                                                              0                  66,716
                                                                ------------------      ------------------
         Total current assets                                   $         717,547       $       4,616,308
Non current assets:
  Fixed assets                                                                  0                 106,444
  Prepaid consulting fees, net of accumulated                                   0
    amortization of $34,500                                                                       865,500
  Net assets of discontinued operations                                   191,669                 172,411
  Goodwill, net of accumulated amortization
    of $2,357                                                                   0                 513,246
                                                                ------------------      ------------------
                                                                $         909,216       $       6,273,909
                                                                ==================      ==================

                             LIABILITIES AND EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                         $         212,006       $       1,488,338
  Notes payable to shareholders                                           461,061                 578,538
  Notes payable - other                                                         0                 305,573
  Income taxes payable                                                          0                 623,654
  Deferred revenue                                                         22,993                  30,000
                                                                ------------------      ------------------
  Total current liabilities                                               696,060               3,026,103
  Convertible notes                                                             0                  40,000
                                                                ------------------      ------------------
                                                                          696,060               3,066,103
Combined shareholders' interest                                           213,156                       0
Shareholders' Equity
  Common stock                                                                  0                   6,274
  Paid in capital                                                               0               1,848,725
  Retained earnings                                                             0               1,352,807
                                                                ------------------      ------------------
                                                                                                3,207,806
                                                                ------------------      ------------------
                                                                $         909,216       $       6,273,909
                                                                ==================      ==================

* Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.


                                  COLMENA CORP.
                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                  MARCH 31,                               MARCH 31,
                                   ---------------------------------------  -------------------------------------
                                          1998                1997                  1998               1997
                                   ------------------  -------------------  --------------------  ---------------
Revenue                            $       4,600,899   $                    $         5,946,925   $            0
Costs of revenue                           2,612,586                    0             3,601,638                0
                                   ------------------  -------------------  --------------------  ---------------
Gross Profit                               1,988,313                    0             2,345,287                0

Selling, general and administrative          446,322               73,196               523,494         (201,366)
                                   ------------------  -------------------  --------------------  ---------------

Income (Loss) from continuing
operations before taxes                    1,546,991              (73,196)            1,821,793         (201,366)
Tax provision (benefit)                      523,654                    0               623,654                0
                                   ------------------  -------------------  --------------------  ---------------
Income (loss) from continuing
operations                                 1,018,337              (73,196)            1,198,139         (201,366)
Loss from discontinued
operations                                    47,989                    0                47,989                0
                                   ------------------  -------------------  --------------------  ---------------
Net Income (loss)                  $         970,348   $          (73,196)  $         1,150,150   $     (201,366)
                                   ==================  ===================  ====================  ===============

Earnings per share from
continuing operations              $             .18   $             (.01)  $               .23   $         (.04)
                                   ==================  ===================  ====================  ===============

Shares used in computation                 5,457,163            4,998,830             5,227,997        4,998,830
                                   ==================  ===================  ====================  ===============

The accompanying notes are an integral part of these financial statements.





                                  COLMENA CORP.
                        COMBINED STATEMENTS OF CASH FLOWS
                                 MARCH 31, 1998
                                   (UNAUDITED)

                                                             SIX MONTHS            SIX MONTHS ENDED
                                                              MARCH 31,             MARCH 31, 1997
                                                            ------------------    ------------------
Operating Activities
Income (loss) from continuing operations                    $       1,232,639     $        (201,366)
Loss from discontinued operations                                     (47,989)                    0
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
  Depreciation                                                              0                 3,198
  Amortization of prepaid customer base                               190,408                     0
  Deferred revenue                                                      7,007                     0
  Changes in operating assets and liabilities:
    Accounts receivable                                            (2,378,115)                    0
    Third party settlement receivable                                  51,829                     0
    Prepaid customer base and other assets                           (917,510)               (5,707)
    Notes receivable                                                  (62,216)                    0
    Inventory                                                        (207,088)              (11,265)
    Net assets of discontinued operations                              19,258                     0
    Other assets                                                       (3,220)                    0
    Accounts payable and other payables                               539,664                90,777
    Income taxes payable                                              623,654                     0
                                                            ------------------    ------------------
Net cash used by operating activities                                (951,679)             (124,363)

Investing Activities
    Business acquired, net of cash                                    (29,725)                    0
    Purchase of fixed assets                                          (15,926)               (1,599)
    Deposits                                                                0               (11,670)
                                                            ------------------    ------------------
Net cash used in investing activities:                                (46,651)              (13,269)

Financing Activities
    Notes payable to shareholders                                     117,477                     0
    Notes payable - other                                             305,573                     0
    Issuance of common stock                                          750,000                63,500
    Borrowings from shareholder                                             0                56,447
    Repayments of borrowings from shareholder                               0                (5,100)
                                                            ------------------    ------------------
Net cash provided by financing activities                           1,173,050               114,847
                                                            ------------------    ------------------
Increase (decrease) in cash                                           175,720               (22,785)
Cash and cash equivalents at September 30                               5,022                22,832
                                                            ------------------    ------------------
Cash and cash equivalents at March 31                       $         180,742     $              47
                                                            ==================    ==================

                                  COLMENA CORP.
                 NOTES TO COMBINED INTERIM FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

NOTE B - ISSUANCES OF COMMON STOCK

On March 16, 1998, the Company registered 2,900,000 shares of common stock under the Securities Act of 1933 pursuant to a Registration Statement on Form S-8. 800,000 shares were issued to various consultants, including one director, for services pursuant to agreements with terms ranging from twelve to thirty-six months. The consulting agreements were entered into on November 10, 1997. The Company recorded the shares issued at its best estimate of fair value of $1.00 per share. The resulting prepaid consulting fees will be amortized over the life of the contracts, from the date the shares were issued, March 16, 1998.

Also in March 1998, the Company granted options to a financial services company that will provide financial advisory services, totalling 1,500,000 shares of common stock to be issued at $2.00 per share, exercisable over twelve months. 375,000 options were exercised in March 1998. The Company recorded, their best estimate of fair value of $.20, as prepaid consulting fees which will be amortized over twelve months from March 16, 1998.

The Company also registered 600,000 shares for options in connection with a newly implemented stock option plan.

NOTE C - ACQUISITION OF BUSINESS TECHNOLOGY SYSTEMS, INC.

On February 28, 1998, the Company completed the acquisition of Business Technology Systems, Inc. ("BTS"). The purchase price was $100,000 in cash and 100,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase under APB No. 16, BUSINESS COMBINATIONS and the results of operations of BTS included in the Company's financial statements as of March 1, 1998. The transaction resulted in goodwill of $565,603.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

         This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's unaudited interim financial statements for the three and six month periods ended March 31, 1998, the notes thereto, and the other financial data included elsewhere herein and includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

PLAN OF OPERATION

         Since inception (November 10, 1997), the Company has been a holding company and currently operates three wholly-owned subsidiaries, T2U Co. ("T2U"), Business Technology Systems, Inc. ("BTS") and Tio Mariano Cigar Corp. ("Tio").

         T2U, a residential long-distance service reseller, has experienced continued growth and achieved profitability during the quarter ended March 31, 1998. T2U had earnings before taxes of approximately $1.7 million for the second quarter ended March 31, 1998.

         T2U currently has over 150,000 billable customers. The Company's plan of operations for the next twelve months includes increasing T2U's customer base to more than 300,000 customers by acquiring companies with similar operations. As of the date of this report, the Company has a number of business opportunities which it is looking into as potential acquisitions or investment vehicles.

         On February 28, 1998, the Company consummated the acquisition of BTS. BTS is a reseller of computer hardware and related services and equipment. As part of the acquisition the Company also acquired TechTel, a division of BTS. TechTel is a registered C-LEC (provider of local phone services) in the State of Florida.

         The Company is also in the process of finalizing purchase agreements and personnel additions which are expected to increase T2U's profitability, transforming T2U from a reseller of long-distance service to a provider of such services, expanding its operations in the international market and enhancing its marketing capabilities. On May 8, 1998, the Company entered into a definitive stock purchase agreement with World Long Distance, Inc. ("WLD"), a provider of long distance services in the international market. As part of this acquisition, the Company will also acquire Telenet Int'l, Inc. and Telecuba, Inc., providers of retail international prepaid long distance telephone service calling cards. The purchase price for WLD consists of $1 million in cash payable over 15 months and a minimum of $5 million in convertible preferred stock, subject to increase based upon an audited book value formula. WLD's founder and sole shareholder will remain as President of WLD following the closing of the acquisition pursuant to a two year employment agreement. The closing of the WLD acquisition is subject to completion of due diligence by the Company and an audit of WLD's financial statements.

         The Company also plans to acquire and operate at least four telecommunications switches in the United States which will be strategically positioned to serve as international gateways to Europe, South America and Asia. In addition, the Company intends to add the following services: retail phone debit card sales, 1+ long-distance service and local dial tone sales.

         Tio, a cigar manufacturer and wholesaler, has incurred losses of approximately $50,000 for the three month period ended March 31, 1998. These losses are a result of developmental expenses and other factors related to the cigar industry. Consequently, the Company has decided to dispose of Tio. The results of operations of Tio are shown as a discontinued operation in the accompanying interim financial statements.

         The Company has generated revenues from the sale of its long-distance services and loans from shareholders. The Company expects to increase its revenues in the near future as it divests itself of Tio and refocuses its resources on the activities of BTS and T2U. The Company expects to incur substantial administrative expenses in the future.

         The Company's results of operations for the three month period ended March 31, 1998, including the revenues of BTS from March 1, 1998, were $4.60 million with net income of $.97 million. As of March 31, 1998, the Company had working capital of $1.59 million. The Company believes that cash flow from operations will be sufficient to support existing operations for the next twelve months. There can be no assurance, however, that such funds will not be expended prior thereto due to changes in economic conditions or other unforeseen circumstances, requiring the Company to obtain additional financing prior to the end of such twelve month period. In addition, the Company anticipates making significant capital expenditures for the acquisition of additional businesses and equipment. Depending on the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

         The Company's efforts during the next twelve months will be dedicated principally to transforming the Company from a holding company with two dissimilar subsidiaries into a profitable, full-service, international communications and technology company. However, there can be no assurance as to the success of these efforts.

         No meaningful comparison can be made to the three and six month periods ended March 31, 1997 in that during that period the activities of the Company's predecessor were unrelated.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         Not applicable


Item 2.  Changes in Securities.
         ----------------------

         On March 16, 1998, the Company filed a Registration Statement on Form S-8 to register 600,000 shares of Common Stock to be issued pursuant to the Company's 1998 Stock Option Plan, and 2,300,000 shares of Common Stock issued as stock grants or upon exercise of warrants or options to consultants in consideration for services rendered to the Company pursuant to consulting agreements.


Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         Not applicable.


Item 5.  Other Information.
         ------------------

         On February 28, 1998, the Company consummated the acquisition of BTS pursuant to an Agreement for Purchase and Sale of Assets dated February 19, 1998 (the "Agreement"). Pursuant to this Agreement, the purchase price for the BTS assets consisted of One Hundred Thousand Shares (100,000) of the Company's common stock, One Hundred Dollars ($100,000) in cash and the assumption of certain specified liabilities. The Agreement was approved by the Company's Board of Directors pursuant to a Unanimous Written Consent dated February 19, 1998. (See Notes C to combined Interim Financial Statements).


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

    (a)  Exhibits and Index of Exhibits
         ------------------------------

         2.1* Agreement for Purchase and Sale of Assets of Business Technology Systems, Inc. dated February 19, 1998.

         27.1     Financial Data Schedule.

         --------------------

                  * Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, filed on February 26, 1998.

    (b)  Reports on Form 8-K
         -------------------

               The Company filed a Current Report on Form 8-K on February 26, 1998 reporting a change in the Company's certifying accountants.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COLMENA CORP.
                                           (Registrant)



Dated:  May 20, 1998                       By:/S/ Richard C. Peplin
                                              ----------------------------------
                                              Richard C. Peplin, Jr., President