Form 10QSB
period 1998-06-30
COLMENA CORP
filed 1998-08-14
CIK 1000285

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

        [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________ to _______________
        Commission File Number    0-27842
                                 ---------

                                  COLMENA CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                    54-1778587
---------------------------------            ----------------------
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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 5, 1998, 7,326,736 shares of the Company's common stock were outstanding.

        Transitional Small Business Disclosure Format (check one);
                                  Yes ____    No    X

                         PART 1 - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1. Financial Statements

  (a)    Combined Balance Sheets as of June 30, 1998 (Unaudited)
         and September 30, 1997 (Audited)......................................1

  (b)    Combined Statements of Operations (Unaudited) - Three and Nine
         Month Periods Ended June 30, 1998 and June 30, 1997...................2

  (c)    Combined Statements of Cash Flows (Unaudited) - Nine
         Month Periods Ended June 30, 1998 and June 30, 1997...................3

  (d)    Notes to Combined Interim Financial Statements........................4

ITEM 2. Management's Discussion and Analysis or Plan of Operation..............5

PART II - OTHER INFORMATION....................................................7

                                       (i)



                                  COLMENA CORP.
                             COMBINED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                                           1997                  JUNE 30, 1998
                                                    -------------------        -----------------
                                                             *                    (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                          $          5,022           $      108,404
  Trade accounts receivable                                   459,709                2,642,278
  Third party settlement receivable                            51,829                   55,450
  Inventory                                                         0                   80,673
  Prepaid expenses                                            200,987                1,194,946
  Other assets                                                      0                  100,000
  Notes receivable                                                  0                        0
                                                    -------------------        -----------------
        Total current assets                         $        717,547           $    4,181,751
Non current assets:
  Fixed assets                                                      0                  256,444
  Prepaid consulting fees, net                                      0                1,662,000
  Net assets of discontinued operations                       191,669                  189,948
  Goodwill, net                                                     0                  511,069
  Organizational costs                                              0                  563,161
  Note receivable                                                   0                  351,263
                                                    -------------------        -----------------
                                                     $        909,216           $    7,715,636
                                                    ===================        =================

                             LIABILITIES AND EQUITY

Current Liabilities:
  Accounts payable and accrued expenses              $        212,006           $    1,046,696
  Notes payable to shareholders                               461,061                  344,818
  Notes payable - other                                             0                  222,083
  Income taxes payable                                              0                  845,599
  Deferred revenue                                             22,993                        -
                                                    -------------------        -----------------
        Total current liabilities                             696,060                2,459,196

  Convertible notes                                                 0                   40,000
                                                    -------------------        -----------------
                                                              696,060                2,499,196
Combined shareholders' interest                               213,156                        0
Shareholders' Equity
  Common stock                                                      0                    6,274
  Paid in capital                                                   0                3,637,513
  Retained earnings                                                 0                1,572,653
                                                    -------------------        -----------------
                                                                    0                5,216,440
                                                    -------------------        -----------------
                                                     $        909,216           $    7,715,636
                                                    ===================        =================
* Derived from audited financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                  COLMENA CORP.
                        COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                           --------------------------------- -----------------------------
                                                 1997              1998          1997           1998
                                           ----------------- --------------- ------------ ----------------
Revenue                                     $           0     $  4,104,009    $       0    $  10,050,934
Costs of revenue                                        0        2,576,876            0        6,178,514
                                           ----------------- --------------- ------------ ----------------
Gross profit                                            0        1,527,133            0        3,872,420

Selling, general and administrative                62,576          763,392      263,942        1,286,886
Other expenses
    Loss on disposal of equipment                  22,096                0       22,096                0
    Loss on disposal of inventory                  38,455                0       38,455                0
                                          ----------------- --------------- ------------ ----------------
Total expenses                                    123,127          763,392      324,493        1,286,886
Income (Loss) from continuing
  operations before taxes                        (123,127)         763,741     (324,493)       2,585,534
Tax provision (benefit)                                 0          221,945            0          845,599
                                           ----------------- --------------- ------------ ----------------
Income (loss) from continuing
  operations                                     (123,127)         541,796     (324,493)       1,739,935
Loss from discontinued
  operations                                            0          110,962            0          158,951
                                           ----------------- --------------- ------------ ----------------
Net income (loss)                           $    (123,127)    $    430,834    $(324,493)   $   1,580,984
                                           ================= =============== ============ ================
Earnings per share from continuing
  operations                                $       (0.02)    $       0.07    $   (0.05)   $        0.24
                                           ================= =============== ============ ================
Shares used in computation                      5,981,923        7,280,236    5,981,923        7,280,236
                                           ================= =============== ============ ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                  COLMENA CORP.
                        COMBINED STATEMENTS OF CASH FLOWS
                                  JUNE 30, 1998
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                  JUNE 30, 1997          JUNE 30, 1998
                                                              ---------------------- ---------------------
Operating Activities
Income (loss) from continuing operations                       $         (324,493)    $       1,580,984
Loss from discontinued operations                                               0              (194,025)
Adjustments to reconcile net income (loss) to net cash
  used by operating
  activities:
  Organizational costs                                                          0              (563,161)
  Depreciation                                                              4,820                     0
  Amortization of prepaid customer base                                         0                     0
  Deferred revenue                                                              0                     0
  Changes in operating assets and liabilities:
    Accounts receivable                                                         0            (2,182,569)
    Third party settlement receivable                                           0                 3,621
    Prepaid customer base and other assets                                   (462)             (993,959)
    Notes receivable                                                            0              (351,263)
    Inventory                                                              27,190               (80,673)
    Net assets of discontinued operations                                       0                19,258
    Other assets                                                                0                (3,220)
    Accounts payable and other payables                                   121,005               732,231
    Income taxes payable                                                        0               845,599
    Accrued Expenses                                                       22,964                     0
                                                              ---------------------- ---------------------
Net cash used by operating activities                                    (148,976)           (1,187,177)

Investing Activities
    Business acquired, net of cash                                              0               (29,725)
    Purchase of fixed assets                                              (36,599)             (150,000)
    Disposal of equipment                                                  22,096                     0
    Deposits                                                                    0              (100,000)
                                                              ---------------------- ---------------------
Net cash used in investing activities:                                    (14,503)             (279,725)

Financing Activities
    Notes payable to shareholders                                               0              (116,243)
    Notes payable - other                                                       0               222,083
    Issuance of common stock                                               63,500             1,464,444
    Borrowings from shareholder                                            82,872                     0
    Repayments of borrowings from shareholder                              (5,334)                    0
                                                              ---------------------- ---------------------
Net cash provided by financing activities                                 141,038             1,570,284
                                                              ---------------------- ---------------------
Increase (decrease) in cash                                               (22,441)              103,382
Cash and cash equivalents at beginning of period                           22,832                 5,022
                                                              ---------------------- ---------------------
Cash and cash equivalents at end of period                     $              391    $          108,404
                                                              ====================== =====================

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

ITEM 2.        Management's Discussion and Analysis or Plan of Operation.

        This "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's unaudited interim financial statements for the three and nine month periods ended June 30, 1998, the notes thereto, and the other financial data included elsewhere herein and includes forward-looking statements which involve risks and uncertainties which are based upon the Company's beliefs, as well as assumptions made by and information currently available to the Company. The Company's actual results may differ materially from the results predicted by such forward-looking statements due to various factors, including, but not limited to, those risks and uncertainties which are discussed below.

PLAN OF OPERATION

        The Company was founded in 1997 and since inception has, through its operating subsidiaries, been engaged primarily in the telecommunications services industry. The Company's operating subsidiaries include T2U Co. ("T2U"), Business Technology Systems, Inc. ("BTS"), TechTel Communications, Inc. ("TechTel") and Latin American Telephone Company ("LAPC").

        T2U, the Company's first telecommunications venture, operates as a reseller of residential long-distance service. During its first year of operations, T2U achieved profitability with over 150,000 billable customers. As a result of management's belief that other telecommunications ventures provide better opportunities for future growth, the Company plans to phase out T2U's current long distance calling card program over the next several months. In addition, the Company is currently liquidating the assets of BTS, its computer sales division, in order to focus management and financial resources on the telecommunications industry.

        As of the date of this report, the Company has a number of business opportunities which it is looking into as potential acquisitions or investment vehicles.

        On May 19, 1998, the Company entered into a definitive asset purchase agreement for the acquisition of a telecommunications switch and related equipment. Closing is anticipated within the next few weeks. The purchase price for the assets will consist of $100,000 in cash (which has already been deposited with the seller), a promissory note in the principal amount of $250,000 and 300,000 shares of the Company's common stock.

        In June 1998, the Company entered into a letter of intent for the acquisition of North American Communications Control, Inc. ("NACC"), a full-service telecommunications carrier and provider of communication facilities and support for local, long-distance and international services. Representatives of the Company and NACC are currently negotiating a definitive agreement.

        The Company is also in the process of finalizing purchase agreements and personnel additions which are expected to increase profitability, establishing the Company as a provider of long distance services, expanding operations in the international market and enhancing its marketing capabilities. The Company also plans to acquire and operate at least four telecommunications switches in the United States which will be strategically positioned to serve as international gateways to Europe, South America and Asia. In addition, the Company intends to add the following services: retail phone debit card sales, 1+ long-distance service and local dial tone sales.

        The Company has generated revenues from the sale of its long-distance services and loans from shareholders. The Company expects to increase its revenues in the near future as it divests itself of BTS and refocuses its resources on the activities of Techtel and LAPC. The Company has, an expects to continue to, incur substantial administrative expenses over the next twelve months in connection with the expansion of its operations.

        The Company anticipates that additional infusions of debt or equity financing may be required to support existing operations over the next twelve months. In addition, the Company anticipates making significant capital expenditures for the acquisition of additional businesses and equipment. Depending on the nature, size and timing of future acquisitions, the Company may be required to obtain additional debt or equity financing in connection with such future acquisitions. There can be no assurance, however, that additional financing will be available to the Company, when and if needed, on acceptable terms or at all.

        The Company's efforts during the next twelve months will be dedicated principally to transforming the Company into a full-service, international communications and technology company. However, there can be no assurance as to the success of these efforts.

        No meaningful comparison can be made to the three and nine month periods ended June 30, 1997 in that during that period the activities of the Company's predecessor were unrelated.

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

               Not applicable.


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

Item 6.        Exhibits and Reports on Form 8-K.
               ---------------------------------

        (a)    Exhibits and Index of Exhibits
               ------------------------------

               27.1   Financial Data Schedule.


               _____________________

        (b)    Reports on Form 8-K
               -------------------

               Inapplicable.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLMENA CORP.
                                          (Registrant)



Dated:  August 14, 1998                    By:  /s/ Richard C. Peplin, Jr.
                                               -----------------------------
                                               Richard C. Peplin, Jr., President