Form 10KSB
period 1998-09-30
COLMENA CORP
filed 2000-09-07
CIK 1000285

OMB APPROVAL
                                                          OMB Number:  3235-0420
                                                          Expires:  May 31, 2000
                                                        Estimated average burden
                                                       hours per response:  3225

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                United States Securities and Exchange Commission
                                 Washington D.C.

                                   Form 10-KSB

              Annual report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934, as amended
                  For the fiscal year ended September 30, 1998

                         Commission File Number 0-27842

                                  Colmena Corp.

               (Name of Small Business Registrant in its charter)

    Delaware: (State or other jurisdiction of incorporation or organization)

               54-1778587: (I.R.S. Employer Identification Number)

               2500 North Military Trail, Suite 225-D; Boca Raton,
                  Florida 33431 (Address of principal executive
                           offices including zip code)

                 (561) 998-2031 (Registrant's telephone number)

           3896 North Federal Highway; Lighthouse Point, Florida 33064
                       (Former address of the Registrant)

           Securities registered under Section 12(b) of the Act: None

    Title of each class: None Name of each exchange on which registered: None

              Securities Registered under Section 12(g) of the Act:
                 Common Stock, $0.01 par value (Title of Class)

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [x]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [x]

     State Registrant's revenues for its most recent fiscal year: $10,344,480 (for year ended September 30, 1998)

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $278,467.95 based on a last transaction price of $0.03 as of June 30, 2000, there being 9,282,265 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

         State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 15,572,265 shares of common stock, as of June 30, 2000.

                             Available Information.

         The public may read and copy any materials filed by the Registrant with the Commission at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Registrant and other issuers that file reports electronically with the Commission, at
                              http://www.sec.gov.

                       Documents Incorporated by Reference

         Portions of the following documents previously filed by the Registrant with the Commission are incorporated by reference in this report, as permitted by Commission Rule 12b-23.

1.       Form 10-KSB for the year ended September 30, 1997, in its entirety.

2.       Forms 8-K for report dates:

         A. January 29, 1999 [Items 1, 2, 4, 5, 7 and by amendment on February 12, 1999, Item 4 and 7(c)];

         B.    March 22, 1999,  [Items 2 and 5(c)]; and

         C.    May 18, 1999 (Item 1).

3. Forms 10-QSB for the calendar quarters ended December 31, 1997, March 31, 1998 and June 30, 1998.

4.        Registration  statement on Form S-8 filed with the Commission on March
          16, 1998.

                 Caveat Pertaining to Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties.
These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect the Registrant is detailed from time to time in the Registrant's reports filed with the Commission. This report contains "forward looking statements" relating to the Registrant's current expectations and beliefs. These include statements concerning operations, performance, financial condition and anticipated growth. For this purpose, any statements contained in this Annual Report and Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the Registrant's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

                                     Context

         The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. This is especially important in light of material subsequent events disclosed. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered, not misleading.

                                Table of Contents

Part     Item     Page
Number   Number   Number    Caption

I        1          3       Description of Business
         2          17      Description of Property
         3          18      Legal Proceedings
         4          22      Submission  of   Matters to Security Holders

II       5          22      Market for Common Equity  and  Related   Stockholder
                            Matters
         6          37      Management's  Discussion  and  Analysis  and Plan of
                            Operation
         7          40      Financial Statements
         8          67      Changes In  and  Disagreements  With  Accountants on
                            Accounting and Financial Disclosure

III      9          68      Directors, Executive Officers, Promoters and Control
                            Persons
         9          73      Compliance With Section 16(a) of the Exchange Act
         10         73      Executive Compensation
         11         83      Security Ownership of Certain Beneficial Owners and
                            Management

         12         87      Certain Relationships and Related Transactions
         13         89      Exhibits and Reports on Form 8-K

Signatures          94

Additional
Information         95

Exhibits            96


         This document incorporates into a single document the requirements of the Securities and Exchange Commission for the Annual Report to Stockholders and the Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Organization & Initial Operations

     Colmena Corp., a Delaware corporation, (the "Registrant") was originally incorporated in the State of Virginia on July 11, 1994 under the name Sports-Guard, Inc.; however, its corporate domicile was changed to the state of Delaware on July 26, 1995 ("Sports-Guard"). On February 2, 1996, the Registrant completed the acquisition by merger of Skate Publishing Corp., a Delaware corporation ("Skate"). Skate had limited assets and approximately 400 shareholders of record and was acquired by the Registrant in order to increase its shareholder base. Skate had no active operations at the time of the merger with the Registrant.

     The Registrant was organized to engage in the design and distribution of sports-safety equipment. The Registrant's first product, known as the Fielders-Guard, was a polycarbonate face guard for use primarily by defensive players in the sports of baseball and softball. The Registrant was unsuccessful in attaining market acceptance for the Fielders-Guard, and was unable to generate any meaningful level of sales of the product.

     On October 21, 1997, Norman O. Milligan, Sr. ('Mr. Milligan") sold his controlling interest in the Registrant to Invest L'Inc. Partners, LLC, a creditor and shareholder of the Registrant and resigned as an officer and director. Concurrently with the sale Mr. Milligan acquired certain operating assets and assumed certain liabilities of the Registrant, and the Registrant released the exclusive license rights to the patent for the Fielders-Guard product previously distributed by the Registrant to Mr. Milligan. On October 31, 1997, Troy D. Wiseman who had been elected as a member of the Registrant's board of directors on October 21, 1997, was elected as the Registrant's president, secretary, treasurer and chief financial officer.

Peplin Related Operations

Background

         On November 10, 1997, the Registrant:

* Changed its name from Sports-Guard, Inc. to Colmena Corp. and effected a one-for-ten reverse split of its outstanding common stock. As a
         result  of  the  reverse   split,   the   outstanding   shares  of  the
         Registrant's common  stock were reduced to approximately 645,000;

* Consummated the acquisition of RCP Enterprises Group, LLC, an Ohio limited liability company ("RCP- Ohio"), through the merger of RCP-Ohio with and into RCP Enterprises Group, Inc., a Delaware corporation ("RCP-Delaware") formed as a wholly-owned subsidiary of the Registrant for purposes of the acquisition. In exchange for all of the outstanding membership interests in RCP-Ohio, the members of RCP- Ohio received an aggregate of 3,000,000 shares of the Registrant's common stock. A copy of the Registrant's agreement with RCP was filed with the Commission as an exhibit to Form 10-KSB for period ended September 31, 1997.

* Consummated the acquisition of Tio Cigars, Inc., an Ohio corporation ("Tio-Ohio"), through the merger of Tio-Ohio with and into Tio Mariano Cigar Corp., a Delaware corporation ("Tio-Delaware") formed as a wholly-owned subsidiary of the Registrant for purposes of the acquisition. In exchange for all of the outstanding capital stock of Tio-Ohio, the stockholders of Tio-Ohio received an aggregate of 1,310,000 shares of the Registrant's common stock. A copy of the Registrant's agreement with Tio was filed with the Commission as an exhibit to Form 10-KSB for period ended September 31, 1997.

* Richard C. Peplin, Jr., who founded and controlled both RCP Ohio and Tio Ohio, was elected as the Registrant's sole director, president, chief executive officer, secretary, treasurer and chief financial officer concurrently with Mr. Wiseman's resignation from all such positions.

         As a result of the acquisition of RCP Ohio and Tio Ohio, the Registrant changed its line of business and became a holding company for its resulting wholly-owned operating subsidiaries: RCP Enterprises Group, Inc. ("RCP"), which was engaged in the marketing and distribution of long-distance telephone service calling cards; and, Tio Mariano Cigar Corp. ("Tio"), which was engaged in the manufacture and distribution of premium hand-rolled cigars. The RCP-Ohio and Tio-Ohio acquisitions were treated, for accounting purposes, as a recapitalization of RCP- Ohio and Tio-Ohio, which were under the common control of Mr. Peplin, and were treated as one accounting acquisition. As of the acquisition date, November 10, 1997, the Registrant had no assets, liabilities of approximately $118,880 and an accumulated deficit of approximately $(721,000). As of November 10, 1997, RCP-Ohio and Tio-Ohio had combined assets of approximately $909,216 and total shareholders' interest of approximately $213,156.

         In conjunction with the change in business, the Registrant's principal executive office was moved to 25100 Detroit Road, Westlake, Ohio 44145 (where it remained until January of 1999), and its telephone number was changed to (440) 871-5000.

The Operating Subsidiaries

     RCP was engaged in the creation, distribution, marketing and management of long-distance telephone services. RCP's principal products were telephone network access products, commonly referred to as prepaid calling cards, that allow users to access domestic long-distance, international long-distance, and local telephone services from any touch tone telephone in the United States.
Users purchased the phone cards for $9.95 per month through direct mail solicitation. The customer was billed on his or her phone bill monthly until such time as he or she decided to terminate the service. The card provides 40 minutes per month of service in the United States. Any unused minutes at the end of the month expired and the account was replenished with an additional 40 minutes. A toll-free access number (1-800 or 1-888) and a unique personal identification number ("PIN") were printed on the back of each phone card. When the toll-free access number was entered, the user is connected to a debit or prepaid card platform switch in the telephone network that provided interactive voice prompts throughout the call process. After entering the PIN, the user could dial one or more destination telephone numbers in the same manner as a normal telephone call. The interactive voice prompts in the platform advised the user of the minutes remaining on that card. The prepaid account balance associated with each card was managed by the platform which automatically deducted for usage. Upon use of all the minutes stored in the card's account for the month, the debit card database automatically instructed the debit platform to terminate the active status of the card. The card was automatically recharged, and the customer was billed, every month until the customer canceled the service. As a material subsequent event, on March 17, 1998, RCP changed its name to T2U Co.

     Tio owned all of the assets and assumed specific liabilities of Five-Star Cigar Corp. The Registrant originally intended to establish Tio as a vertically integrated cigar manufacturer, distributor and retailer of private label, hand-rolled premium brand cigars. On February 8, 1998, the Registrant's management determined that the best interests of the Registrant would be served by selling the operating assets of Tio to Dominican Cigar Company, thus permitting management to focus its efforts on development of the Registrant's communications business.

     On or about February 19, 1998, the Registrant and its wholly-owned subsidiary, RCP entered into an agreement with Business Technology Systems, Inc. to acquire the assets and assume the liabilities of Business Technology Systems, Inc. As consideration for the purchase, RCP agreed to pay $100,000 in cash and the Registrant agreed to issue 100,000 restricted shares of its common stock. The agreement was later amended to lower the cash portion of the purchase price to $50,000. For financial reporting purposes, the Registrant's common stock issued was valued at $306,250. On March 15, 1998, the Registrant organized a new Florida corporation to which all assets and liabilities of Business Technology Systems, Inc., were pushed down using push-down accounting. The new Florida corporation ("BTSF") also assumed the name "Business Technology Systems, Inc." The purchase was recorded under the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. The fair market value of the net assets acquired was a net liability of $57,412 resulting in the recording of goodwill totaling $413,662. As of September 30, 1998, the Registrant discontinued operations of BTSF and wrote down any unamortized goodwill to its net realizable value of zero. A copy of the agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by
Item 601 of Regulation SB."

     On or about April 22, 1998, the Registrant formed TechTel Communications, Inc. ("TechTel"), a wholly- owned Delaware subsidiary headquartered in the State of Florida. TechTel was a competitive local exchange carrier licensed by BellSouth, Southwestern Bell, Bell Atlantic and Pacific Bell to provide local and long distance services to customers on a prepaid basis.

Purchase of Telecommunications Equipment

     On or about May 19, 1998, the Registrant entered into an agreement with Arnold A. Semler, Inc. dba Associated Industries, a California corporation, to purchase telecommunications switching equipment for $375,000 and the issuance of 300,000 shares of the Registrant's common stock. Of the $375,000, the Registrant paid $100,000 in cash and the balance through issuance of 24 month secured promissory note for $275,000, payable and due on August 14, 1999 and yielding interest at an annual interest rate of 9%. The equipment was recorded under the purchase method of accounting for an aggregate $685,935 consisting of the common stock issued with a value of $310,935 based upon the discounted trading price of the Registrant's common stock on the transaction date, a note payable of $275,000 and a cash payment of $100,000. A copy of the agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     The equipment was written down to its net realizable value of $275,000 at September 30, 1998. On October 1, 1999 the Registrant received Notice to Retain Collateral regarding this equipment in full satisfaction of the $275,000 of related debt. As a result, the Registrant lost its $100,000 cash investment. Advances to World Long Distance, Inc., Telenet International, Inc. and Telecuba, Inc. Pursuant to Stock Purchase Agreement

     Pursuant to a stock purchase agreement dated May 8, 1998, whereby the Registrant was to acquire 100% of the issued and outstanding common stock of World Long Distance, Inc., Telenet International, Inc. and Telecuba, Inc., the Registrant advanced the sellers the sum of $304,000. The agreement was never consummated and the Registrant has been unable to collect the $304,000. Accordingly, an allowance for non-collect ability was established for $304,000 as of September 30, 1998, resulting in a provision for bad debts in 1998 for the same amount.

Material Agreements

Consulting Agreement with SBV

     On February 25, 1998, the Registrant entered into a twelve month consulting agreement with SBV Corporation a/k/a SBV Holdings, Inc. ("SBV"). The services provided primarily comprised the review of business operations of potential transaction candidates, initiation and negotiation on behalf of the Registrant to explore potential transactions, analysis and evaluation of the projected financial performance of the Registrant and assistance in the negotiation of definitive purchase or financing agreements with any interest parties. As consideration for the services provided, the Registrant granted SBV an option to purchase 1,500,000 shares of the Registrant's common stock at an exercise price of $2.00 per share. On or about March 16, 1998, the option and the underlying shares were registered with the Commission under the Securities Act pursuant to a Registration Statement on Commission Form S-8. The options vested and became exercisable over a period of approximately 10 months with 250,000 of the options vesting after the September 30, 1998 balance sheet date on December 1, 1998. The option period terminated on February 25, 2000. As of September 30, 1998, the Consultant had exercised the option as to 640,000 shares. A copy of the consulting agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Consulting Agreements with Various Consultants

     On November 10, 1997, the Registrant entered into five consulting agreements with various consultants. The agreements were established for terms ranging from twelve to thirty-six months. One of the agreements was terminated as of April 24, 1998. One of the remaining consultants was engaged to perform marketing consulting services. The services provided by the other consultants mainly comprised the review of business operations of potential transaction candidates, initiation and negotiation on behalf of the Registrant to explore potential transactions, analysis and evaluation of the projected financial performance of the Registrant and assistance in the negotiation of definitive purchase or financing agreements with any interested parties. As consideration for the services provided, the Registrant agreed to issue to the consultants an aggregate of 800,000 shares of the Registrant's common stock. On or about March 16, 1998, the shares were registered with the Commission under the Securities Act pursuant to a Registration Statement on Commission Form S-8. As of September 30, 1998, the Registrant has issued 700,000 shares. A copy of the five various consulting agreements and termination agreement are filed as exhibits to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Investment Banking and Advisory Services Agreement

     On May 7, 1998, the Registrant entered into an Investment Banking and Advisory Services Agreement with Strategica Services Corporation ("Services Corp.") and Strategica Financial Corporation ("Financial Corp.") for a term ending on April 30, 2003. The services to have been provided by Services Corp., or at it's option, by Financial Corp., primarily consists of (i) providing advice to the Registrant and assisting the Registrant with contract negotiations, business strategies, and, if applicable, required regulatory filings, (ii) providing the Registrant with advice relating to financing options, (iii) advising the Registrant with respect to potential public offerings and private placements of equity or debt securities, (iv) assisting the Registrant in preparing the required offering documents, (v) assisting the Registrant in identifying potential equity and/or debt investors, (vi) providing advice to the Registrant with respect to potential marketing strategies, mergers, other acquisitions, reorganizations, recapitalizations or sales of assets, and (vii) providing advice in the structure of all business strategies and agreements. As consideration for the services to have been provided, the Registrant agreed to pay a non-refundable due diligence review fee of $100,000 and a monthly fee to Services Corp. of $5,000 for the month of May 1998, $10,000 from June 1998 to May 1999, and $5,000 until April 30, 2003. In addition, the Registrant agreed to pay to Financial Corp. 5% and 3%, respectively, of the gross proceeds committed to the Registrant for equity sold and debt issued, respectively, and to Services Corp. 5% of the gross purchase price received in the event of the sale of the Registrant, its subsidiaries, or affiliates and a debt restructuring fee of 10% of all debt restructured, converted to equity, or extended. Furthermore, the Registrant agreed to reimburse Services Corp. and Financial Corp. for reasonable expenses paid. In addition, the Registrant agreed to provide Services Corp. and Financial Corp. with warrants for 25% of the common stock of the Registrant with full anti-dilution and registration rights. The services were never provided and the Registrant discontinued payments, in an effort to avoid litigation. The Registrant is currently negotiating with Services Corp., Financial Corp. and their affiliates (collectively referred to as the "Strategica Group") for a settlement of all outstanding obligations and anticipates that a settlement will be concluded, calling for the issuance to the Strategica Group of shares equal to 2.5% of the Registrant's outstanding common stock, with anti-dilutive rights. A copy of the agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Billing and Collection Contract

     On June 20, 1997 the Registrant entered into a 12 month Customer Billing and Collection Contract with International Telemedia Associates, Inc., a Georgia corporation, whereby ITA was to provide processing billing and collection services relating to the Registrant's long distance telephone services. As stipulated in the contract, ITA had the right to reject, adjust or reserve for any submitted billings. ITA charged the Registrant fees based upon a per transaction schedule as stipulated in the contract. In September 1998, ITA defaulted in its payments to the Registrant and subsequently entered into Chapter 7 bankruptcy see "Material Subsequent Events: ITA Default" below. A copy of the agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Wholesale Independent Contractor Agreement

     On August 8, 1997, RCP Enterprises Group, LLC entered into a wholesale independent contract agreement with Coronado Telecom. The Agreement was established on a month to month basis until terminated by either party upon at least thirty days prior written notice.

Operations Discontinued During Reporting Period

Tio

     On February 8, 1998, the Registrant's management decided to discontinue operations of the Registrant's subsidiary, Tio, which was in the business of manufacturing and distributing premium hand-rolled cigars. Effective March 1, 1998, the Registrant sold the inventory and fixed assets of Tio to Dominican Cigar Corporation, ("Dominican") a publicly held corporation, in exchange for 10,000 restricted shares (300,000 restricted pre-split shares) of Dominican's common stock. At the time of the exchange the Dominican shares had a market value of $77,010. The book value of the assets exchanged exceeded the value of the stock. Accordingly, a loss on disposal under discontinued operations of $85,176 was recorded. In addition, an operating loss was incurred from the date of the acquisition until the date of its disposition totaling $172,599.

     The following schedule reflects notes payable to related parties as of September 30, 1998, in the then current portion amount of $168,333, related to
Tio:

* Unsecured note payable to Alexandria Peplin in the principal amount of $10,000, with interest at 10% per annum, due on demand.

* Unsecured note payable to Dustin A. Peplin in the principal amount of $10,000, with interest at 10% per annum, due on demand.

*
     Unsecured note payable to Richard C. Peplin, III in the principal amount of $10,000, with interest at 10% per annum, due on demand.

* Unsecured note payable to Jeff Outcalt in the principal amount of $15,000, with interest at 10% per annum, due on demand.

* Unsecured note payable to Patrick V. Graham in the principal amount of $40,000, with interest at 10% per annum, due on demand.

* Unsecured note payable to Lakewood Manufacturing Company in the principal amount of $50,000, with interest at 10% per annum, due on demand.

* Unsecured note payable to Ronald Denne in the principal amount of $33,333, with interest at 10% per annum, due on demand.

Business Technology Systems, Inc.

     On September 30, 1998, the Registrant's management decided to discontinue operations of its subsidiary, BTSF, incurring a loss from operations in fiscal year 1998 of $1,206,948. Because of the discontinuance of BTSF's operations, its inventory as of September 30, 1998 totaling $34,094 had no current use to the Registrant and therefore had no market value. Accordingly, the Registrant wrote down the inventory to its net realizable value of zero and included the loss in the loss from operations under discontinued operations.

     The following schedule reflects $287,131 in notes payable to related parties as of September 30, 1998, pertaining to the BTSF termination:

* $82,500 note payable to SBV, yielding interest at 10% per annum, due and payable on July 30, 1999, convertible into shares of the Registrant's common stock at a conversion price of $0.40 per share. The note which was increased to $100,000 on October 1, 1998 has been in default since August 1, 1999. (See new Strategic Plans and Change of Controls, below);

* $34,177 note payable to Wiseman Family Trust (original principal $50,000), yielding interest at 30% per annum, maturing October 17, 1999, payable in monthly principal and interest installments of $2,805, secured by all of RCP's present and future accounts receivable and related rights, guaranteed by Mr. Peplin. (See New Strategic Plans and Change of Controls, below);

* $26,147 note payable to Richard C. Peplin, Sr. (original principal $40,000), yielding interest at 30% per annum, maturing October 17, 1997, payable in monthly principal and interest installments of $2,237 secured by all of RCP's present and future accounts receivable and related rights, guaranteed by Mr. Peplin (See New Strategic Plans and Change of Control, below);

* $53,628 note payable to Van C. Peplin (original principal $80,000), yielding interest at 30% per annum, maturing October 17, 1999, payable in monthly principal and interest installments of $4,883, secured by all of RCP's present and future accounts receivable and related rights, guaranteed by Mr. Peplin;.

* $78,517 note payable to Lakewood Manufacturing Company, original principal $100,000, interest at 30% per annum, maturing October 17, 1999, payable in monthly principal and interest installments of $5,945, secured by all RCP present and future accounts receivable, guaranteed by Mr. Peplin. In default and due immediately.

* $12,162 note payable to R.C. Rosen, original principal $20,000, interest at 30% per annum, maturing October 19, 1999, payable in monthly principal and interest installments of $1,107, secured by all RCP present and future accounts receivable and related rights, guaranteed by Mr. Peplin.

Material Subsequent Events

ITA Default

     On September 15, 1998, ITA defaulted in its obligation to pay the Registrant's wholly owned subsidiary, RCP, $5,600,710 for services rendered to third parties which was collected by ITA. ITA was responsible for the billing and collections of the net receivables from the local exchange carriers under a retrospective payment system. The Registrant recorded a third party settlement receivable for its estimates of amounts to be received from ITA as it settled with the local exchange carriers in future months. Final settlements were usually made six to eight months subsequent to original billing, were subject to reasonable estimates by management and were reported in the financial statements in the period in which the phone services were rendered. Differences between the estimates originally reported in the financial statements and final settlements were included in the statement

     As of September 30, 1998, approximately 95% of the Registrant's accounts receivable were due from ITA. Of that amount, $1,298,933 was a hold back receivable to cover charge backs. In September of 1998, ITA was placed in involuntary bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code. As a result of ITA's failure to pay the Registrant the $5,600,710 owed, the Registrant's and its subsidiaries were forced to discontinue their own business operations.

Material Subsequent Divestitures

     As a material subsequent event, on or about March 3, 1999, the Registrant's Board of Directors determined that because of pending and probable litigation (including possible regulatory actions against) its subsidiaries based on actions of former personnel, it was in the best interests of the Registrant's stockholders to divest itself of all ownership in its operating subsidiaries. On March 25, 1999, the Registrant entered into an agreement with Mr. Peplin, the principal stockholder and former president of the Registrant, pursuant to which the three subsidiaries then owned by the Registrant were disposed of, as follows:

TechTel Communications, Inc.:

     20% of TechTel's common stock was retained by the Registrant with the intent of distributing it to its stockholders pursuant to the Commission's Division of Corporate Finance's Staff Legal Bulletin Number 5, after completion of the Registrant's audit for 1998, filing of all the Registrant's delinquent reports with the Commission and the filing and effectiveness of a registration statement on Commission Form 10-SB for TechTel. The balance was used to compromise or settle outstanding liabilities of TechTel, including liabilities to Mr. Peplin and to a principal of Yankees, the Registrant's strategic consultant and then a major stockholder. The 20% spin off was never effected because, as a result of continuing losses, TechTel was faced with the termination of all operations unless it obtained required financing to pay telephone bills and, rather than close TechTel, the Registrant and TechTel's other stockholders agreed to exchange all of their TechTel common stock for 50,000 shares of the common stock of FON Digital Network, Inc., a non-reporting public company with securities then traded on the over the counter electronic bulletin board operated by the NASD under the symbol FDNI. The Registrant received 5,000 of such shares. A copy of the Acquisition Memorandum is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

T2U Co.  and Business Technolgy Systems, Inc.

     Business Technology Systems, Inc.: All of the common stock owned by the Registrant in T2U Co.(formerly known as RCP Enterprises, Inc.), a Delaware corporation doing business as RCP Communications Group, Inc. ("T2U"); and
Business Technology Systems, Inc., a Florida corporation ("BTSF") was transferred to Mr. Peplin, with the intent that Mr. Peplin would, at the Registrant's expense, file for protection from creditors pursuant to Chapter 7 of the United States Bankruptcy Code. Any proceeds remaining after completion of such proceeding were to be used to discharge obligations of TechTel or the Registrant and proceeds remaining after such payments (an unlikely event), were to be paid to the Registrant. Instead, all such assets were assigned by Mr. Peplin to regulatory authorities in conjunction with settlement of administrative actions against him and them and the Registrant has not provided any assistance to Mr. Peplin in conjunction with their liquidation or bankruptcy.

     The divestiture of the Registrant's subsidiaries was undertaken by the Registrant at the recommendation of the Yankee Companies, Inc., a Florida corporation ("Yankees"), based on Yankees determination that litigation and regulatory proceedings involving the Registrant's subsidiaries was, in the aggregate, detrimental to any prospects for the Registrant to raise required capital or acquire any promising business ventures. As a result of such divestitures, the Registrant avoided material financial and regulatory exposure. A copy of the Registrant's agreement with Mr. Peplin was filed with the Commission as an exhibit to a Form 8-K on or about March 22, 1999 In conjunction with such divestitures, Mr. Peplin, the Registrant's president, chief executive officer and the chairman of its board of directors resigned from all positions with the Registrant on May 4, 1999.

     As of September 30, 1998, the assets and liabilities of RCP, BTSF and TechTel were $41,597 and $1,570,944, respectively. During 1999, pursuant to the sale of the subsidiaries the Registrant recognized a gain on sale because the reorganizations did not qualify as tax-free reorganizations. However, no taxes will be payable, as the income generated by the Registrant, as a result of its reorganizations, is from the relief of liabilities which is fully excludable under the insolvency/bankruptcy exception. Under such exception, the net operating loss and other tax attributes are reduced in lieu of reporting income.

Consulting Agreement between the Registrant and the Yankee Companies, Inc.

     On January 5, 1999 , the Registrant entered into a consulting agreement with Yankees, a copy of which was filed with the Commission as an exhibit to a current report on Form 8-K on or about January 29, 1999. The agreement has an initial term of 365 days but will be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term. The services to be provided by Yankees were agreed to be the services, on a reasonable, as required, basis, consistent with Yankees's other business activities. Yankees's areas of expertise mainly comprise corporate structure, organization and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, Yankees agreed to be responsible for administering the expenditure of the proceeds derived by the Registrant from the exercise of the options that were granted to Yankees as part of its compensation for the services rendered in order to implement the strategic plans developed by Yankees and to settle and discharge the corporate obligations of the Registrant. In this role, Yankees agreed to establish and operate bank accounts for the Registrant, using such signatories as Yankees deemed appropriate.

     As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Registrant agreed to grant Yankees within the first 365 days of the agreement, a Class A Option to purchase 8,066,326 shares of the Registrant's outstanding or reserved common stock (measured at the time exercise was completed) at an exercise price of $0.005 per share, under the assumption that 7,750,000 common shares were outstanding or reserved for future issuance, and, therefore resulting in Yankees owning 51% of the Registrant's common stock. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and prices. The options may be executed from the 10th day until the 365th day following January 5, 1999. At the request of the Registrant due to pressing requirement for funds in order to complete the audits required for it to attain currency in its filings with the Commission, the Class A Options were modified by increasing the amount of common stock issuable to 75% of the Registrant's outstanding or reserved capital stock, measured as of the time exercise is complete, and the exercise price was increased to $80,000. A copy of the original and amended warrant agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     As of the date of this report, Yankees has paid $30,000.00 pursuant to its exercise of its Class A Option on approximately 6,000,000 shares of the Registrant's common stock. Yankees has also loaned the Registrant $29,120.59, pursuant to its Consulting Agreement with the Registrant.

     For additional services provided, during the initial term, the Registrant agreed to pay Yankees the following consideration:

* If Yankees arranges or provides funding for the Registrant on more beneficial terms than those currently reflected in the Registrant's current principal financing agreements, Yankees shall be entitled, at its election, to either

         *        a fee of 25% of the savings achieved, or

         * if equity funding is provided through consultants or its affiliates, a discount of 10% from the market price for the subject equity securities based on the latest comparable transactions, if issuable as free trading securities, or a discount of 50%, if issuable as restricted securities, or

         * an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to the Registrant by Yankees;

* If Yankees generates business for the Registrant, Yankees shall be entitled to a commission of 10% of the gross income derived by the Registrant therefrom on a continuing basis.

* If Yankees arranges for an acquisition by the Registrant, Yankees shall be entitled to 10% of the compensation paid for such acquisition.

     In addition, the Registrant will be responsible for the payment of all costs and disbursements associated with Yankees's services subject to certain limitations and/or approvals, as stipulated in the Agreement. A copy of the second amendment to the consulting agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

BellSouth Agreement

     As a result of the reorganizations described above, the Registrant has no operations except for a resale agreement for the purchase of telecommunications services for the purpose of resale to end users from BellSouth Telecommunications, Inc. ("BellSouth"), pursuant to Sections 251 and 252 of the Telecommunications Act of 1996, as an alternative local exchange telecommunications company in the States of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

     The agreement was executed on November 22, 1999, for a term of two years, with the relation continuing on a month to month basis thereafter, and provides for the Registrant to resell BellSouth's telecommunications services, interconnect with BellSouth facilities, purchase network elements and other services from BellSouth, and exchange traffic specifically for the purpose of fulfilling the obligations of the Registrant and BellSouth under the Telecommunications Act of 1996. In addition, the Registrant may also provide its customers with the following optional services through BellSouth: optional daily usage file; enhanced optional daily usage file; access daily usage file; line information database storage; centralized message distribution service and calling name.

     The agreement permits the Registrant to provide competing telephone exchange services to residential and business subscribers within territories where BellSouth operates. Services provided by the Registrant under the agreement will be on a par with services provided by BellSouth directly to its residential and business subscribers. BellSouth must also provide the Registrant's customers with white page directory listings (for which neither party may charge subscribers), inclusion in directory assistance databases and copies of white page books. Neither BellSouth nor the Registrant are granted any intellectual property rights by the agreement and each has agreed to protect the confidential or proprietary information of the other.

     The Registrant would derive income under the agreement by purchasing the services from BellSouth at a discount from the retail rates charged by BellSouth for such services, reflecting costs avoided by BellSouth when selling such services for wholesale services. The discounts vary by state as set forth in the following table:
                                       Discounts *           Carrier
State            Residential           Business              Service Areas***
-----            -----------           --------              ----------------
Alabama             16.3%               16.3%
Florida             21.83%              16.81%
Georgia             20.3%               17.3%
Kentucky            16.79%              15.54%
Louisiana           20.72%              20.72%                   9.05%
Mississippi         15.75%              15.75%
North Carolina      21.5%               17.6%
South Carolina      14.8%               14.8%                    8.98%
Tennessee **        16%                 16%

* When the Registrant provides resale service in a cross boundary area (areas that are part of the local serving area of another state's exchange) the rates, regulations and discounts for the state imposing the tariff will be from the serving state.

** In Tennessee, if the Registrant provides its own operator services and directory services, the discount will be 21.56%. The Registrant must provide written notification to BellSouth within 30 days prior to providing its own operator services and directory services to qualify for the higher discount rate of 21.56%.

*** Unless noted in this column, the discount for business will be the applicable discount rate for carrier service areas.

     The Registrant has no current customers and is not conducting any business under its agreement with BellSouth because it lacks the operating capital required. The Registrant's board of directors declined to engage in public capital raising ventures during the period since it filed its last quarterly report with the Commission because it was the opinion of management that due to problems in preparing the audit required for this report, adequate information to comply with the requirements of the Securities Act was not available. At such time as the Registrant becomes current in its reporting obligations under the Exchange Act, it will reevaluate its options and may, if required capital becomes available, resume business under the BellSouth agreement, a copy of the agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Post Reporting Period Strategic Plans & Change of Control

     During January of 1999, Yankees was retained by the Registrant to assist in development and implementation of new strategic plans. As a result of the compensation due to Yankees for its services (as reflected in the consulting agreement described above, see "Consulting Agreement between the Registrant and the Yankee Companies, Inc."), originally an option to purchase 51% of the Registrant's common stock subsequently increased to 75%, when aggregated with 800,000 shares which affiliates of Yankees had purchased for an aggregate of $200,000 prior to Yankees' association with the Registrant, Yankees effectively controls the Registrant (See Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management"). Immediately following its engagement, Yankees provided the Registrant with funds to pay for the audit of its financial statements for the fiscal year ended September 30, 1998 (the "1998 Audit") and recruited additional officers and directors, all of whom agreed to serve in consideration for receipt of stock options (see "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons").

     After its evaluation of the Registrant's prospects, Yankees recommended that the Registrant first priority be the preparation and filing of reports to the Commission required under the Exchange Act, and that it first concentrate on completing the audit of its financial statements for the fiscal year ended September 30, 1998. That audit was not completed until June of 2000 due to difficulties in reconstructing poorly documented corporate transactions and locating records from discontinued operations. Until Yankees was retained, the Registrant lacked funds to either pay for such audit or to pay corporate personnel to assist the auditors. Immediately following completion of the 1998 Audit, the Registrant started preparation of this report and of the quarterly unaudited financial statements required in order to complete and file its delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1998, March 31, 1999 and June 30, 1999, the audit for its fiscal year ended September 30, 1999 (during which there was virtually no activity); and, the Registrant's delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1999, March 31, 2000 and June 30, 2000. The Registrant expects to have all such financial statements and reports filed with the Commission prior to December 31, 2000.

     Concurrently with activities pertaining to the 1998 Audit, Yankees assisted the Registrant to identify persons with claims or potential claims against the Registrant and to negotiate to amicably resolve such claims. In almost all cases, Yankees communicated with the claimants and potential claimants under cover of letters that stated substantially as follows:

     "Please be advised that the Yankee Companies, Inc., a Florida corporation ("Yankees") serves as the strategic consultant to Colmena Corp., a publicly held Delaware corporation ("Colmena"), and in conjunction with such role, is responsible for liquidation of its current operations, negotiations with creditors and, if possible, development of new business opportunities.

     We are contacting your company, as a creditor of Colmena, to discuss Colmena's current financial condition and to see if there is a basis for a settlement that will permit Colmena to avoid recourse to protection under federal bankruptcy laws and preserve for both creditors and stockholders the possibility of a reasonable return on their respective interests.

     A review of the preliminary draft audit for Colmena's year ended September 30, 1998, discloses that Colmena has suffered losses in excess of
     $5,000,000 due to the bankruptcy of International Telemedia Associates, Inc., a Georgia corporation ("ITA"), which in turn led to additional material losses as Colmena's business operations and investments were faced with the absence of cash flow required to support them. Consequently, Colmena now has no ongoing operations, no assets, liabilities in the range of $2,242,890 and an apparent tax loss carryforward of approximately $11,597,587.1

     Yankees has had substantial success in negotiating with insiders to eliminate a large portion of the current debt and believes that Colmena has legitimate defenses to a number of the larger independent liabilities, as well as potential material causes of action against very solvent potential defendant- creditors. However, Yankees believes that everyone's best interests would be served if Colmena and its creditors could enter into arrangements that would eliminate the liabilities without recourse to expensive litigation, permitting Yankees to seek a potential acquisition or reverse acquisition candidate that would find Colmena's tax loss carry forwards and absence of liabilities attractive.

     I  would  very  much   appreciate   the   opportunity  of  meeting  with  a
     representative of your company to discuss details of Colmena's current status and prospects, in order to help your company make an informed decision as to its relationship with Colmena and to discuss potential settlement terms. Please have an appropriately authorized representative of your company contact me directly at our Boca Raton offices to make mutually convenient arrangements."

     Some claims have been amicably resolved as follows:

                          Basis   Amount
                          for     of
Claimant                  Claim   Claim           Agreed to

Lawrence R. Van Etten      (1)    $18,152.93      136,147 Shares of Common Stock
Madhu & Ila Sethi          (2)    $24,068.69      250,000 Shares of Common Stock
Jack Levine                (3)    $2,550.00       34,000 Shares of Common Stock
Oppenheimer,
Wolff & Donnelly           (4)    $50,781.50      677,087 Shares of Common Stock
Wiseman Family Trust       (5)    $51,000.00      533,333 Shares of Common stock
Patrick V. Graham          (6)    $40,000.00      100,000 shares of common
--------
[FN]

     1 The information provided is confidential, for settlement purposes only, and subject to the restrictions against trading on material inside information, or transmitting material inside information, imposed under federal and state securities laws, regulations and rules.

(1) Salary and out of pocket expenses owed by TechTel. A copy of the settlement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(2) See Part I, Item 3-Legal Proceedings of this report. A copy of the settlement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(3) Accounting fees. A copy of the settlement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(4)       Legal fees.

(5) Mr. Peplin, personally guaranteed funds loaned by the Wiseman Family Trust to RCP. Troy D. Wiseman, as Trustee, brought suit against Mr. Peplin in the Circuit Court of Cook County, Illinois, to enforce payment on the guaranty. The Registrant was not a party to the suit. However, as an accommodation to Mr. Peplin, the Registrant has become a party to a settlement agreement between the litigants in which it promises to transfer 533,333 shares of its stock to Mr. Wiseman, without assuming any liability for Mr. Peplin's obligations under the settlement agreement. A copy of the loan agreement and settlement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(6) See Part 1, Item 3-Legal Proceedings. An oral agreement has been reached and the necessary documents are being prepared to complete this settlement.


     Yankees is currently conducting negotiations with other claimants and the Registrant has ratified the offers of settlement negotiated by Yankees. While the Registrant's management feels that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided. The claims and settlement offers are as follows:

                    Basis for      Amount          Compromise   Offering
Claimant            Claim          of Claim        Offered      Date
--------                            -----          --------     -------
Strategica Group     (1)           (Unknown)       stock        1999
Diners Club          (2)           $  18,265.68    stock        August 2, 1999
Federal Express      (3)           $    5,295.11   stock        August 30, 1999
Arent Fox, et. al.   (4)           $  31,234.87    stock        January 18, 2000
SBV Holdings         (5)           $  82,500.00    stock        1999
MCI                  (6)           $  21,863.48    stock        1999
-------
(1) See proceeding discussion under "Investment Banking and Advisory Services Agreement."

(2) Expenses related to services by Madhu Sethi, See Part 1, Item 3-Legal Proceedings.

(3)  Overnight  shipping  costs.

(4)  Legal  fees.

(5) See proceeding discussion under "Business Technology Systems, Inc." A copy of the promissory note is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(6)  Telephone service.

     The  following   creditors  have  currently   declined  to  participate  in
negotiations:

                                Basis for Amount

Claimant                                    Claim             of Claim
--------                                    -----             --------
Seymour Brown                               (1)               $    250.00
AT&T                                        (2)               $  4,435.61
Omnipoint Comm.                             (2)               $    771.68
Air Touch Cellular                          (2)               $    539.81
American Arbitration Association            (3)               $    800.00
Deutsche Financial Services Corporation     (3)               $348,858.39
-------
(1)      Accounting fees

(2)      Telephone service.

(3)      See Part 1, Item 3-Legal Proceedings.


     Yankees has also suggested to the Registrant that if the Deutsche Financial Services Corp. claim is not resolved, it should file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, and aggressively pursue any and all claims and counterclaims available to the Registrant in such forum (see "Part I, Item 3, Legal Proceedings").

     At such time as the Registrant has become current in its reporting obligations to the Commission and resolves claims by creditors and others (as disclosed above), Yankees has indicated that it will assist the Registrant to either obtain capital required to resume business operations pursuant to the BellSouth agreement, or will assist it to acquire complimentary businesses in exchange for shares of the Registrant's common stock and a commitment by the Registrant, with the assistance of Yankees, to provide required expansion capital. However, no assurances can be provided that such business plans can be attained.

Additional Information

     The foregoing information is hereby supplemented by reference to the comparable item in the Registrant's report on Form 10-KSB for the year ended September 30, 1997, the information reflected in the Registrant's reports on Form 10-QSB for fiscal quarters ended December 31, 1997, March 31, 1998 and June 30, 1998; the reports of current event on Form 8-K filed with the Commission on or about January 29, 1999, (Items 1, 2, 4, 5 and 7) by amendment on February 12, 1999 (Item 4 and 7(c), March 22, 1999 (Items 2 and 5(c)); and, May 18, 1999
(Item 1); and, the registration statement on Form S-8 filed with the Commission on March 16, 1998, all as permitted by Rule 12b-23 promulgated under authority of the Securities Exchange Act of 1934, as amended ("Commission Rule 12b-23").

ITEM 2.           DESCRIPTION OF PROPERTY.

     Until January of 1999, the Registrant maintained its principal office in Westlake, Ohio at the offices of Lakewood Mfg. Co., an entity under common control with the Registrant. Lakewood Mfg. Co. was, and remains the owner of the property where the Registrant maintained its principal office, and provided the office space at no charge. Tio also leased a manufacturing facility in Santo Domingo in the Dominican Republic. The facility had a floor area of approximately 10,000 square feet and included multiple production stations, a humidor large enough to hold more than 300,000 cigars and a drying room. The monthly rent for the property was $1,604.00 and the lease expired in May of 1998.

Material Subsequent Events

     Since January of 1999, all of the Registrant's offices have been closed and office facilities, equipment and clerical personnel at the following addresses (all located in the State of Florida) have been made available to the Registrant by Anthony Q. Joffe, the Registrant's current president, and Yankees:

Lighthouse Point:   3896 North Federal Highway;  Lighthouse point, Florida 33064
                    (Anthony Q. Joffe who serves as the Registrant's president has made this facility available without charge).

Ocala: 1941 Southeast 51st Terrace, Suite 800; Ocala, Florida 34471 (where G. Richard Chamberlin, Esquire, served as the Registrant's general counsel until March 31, 2000, Vanessa
                    H. Lindsey, serves as the Registrant's secretary, chief administrative officer and a member of the Registrant's board of directors).

Boca Raton:         902 Clint Moore Road, Suite 136-D; Boca Raton, Florida 33487
                    until  December  1, 1999 and then at the  Crystal  Corporate
                    Center;  2500 North Military Trail, Suite 225-D; Boca Raton,
                    Florida 33431.

     The Registrant anticipates that these facilities will be adequate for its needs unless it resumes business operations under the BellSouth Agreement, at which point required facilities would be obtained, or it engages in a material acquisition, in which case it is anticipated that adequate facilities would be included as a component of such acquisition or would be obtained.

ITEM 3.           LEGAL PROCEEDINGS.

Legal Proceedings as of September 30, 1998

     The response to this item is incorporated by reference to the report of current events on Form 8-K filed with the Commission on or about January 29, 1999, as permitted by Commission Rule 12b-23.

Material Subsequent Events

Madhu Sethi vs. Colmena Corp., TechTel Communications, Inc., and T2U Co.

     On January 7, 1999, Madhu Sethi ("Mr. Sethi") filed a complaint in the Circuit Court for Broward County, Florida, captioned Madhu Sethi vs. Colmena Corp., TechTel Communications, Inc., and T2U Co., seeking the recovery of $24,069 for expenses and interest and future wages for alleged breach of an employment agreement entered into with the Registrant on February 18, 1998. The employment agreement was for a term of 5 years and provided for compensation of $100,000 per year exclusive of fringe benefits, payable in weekly installments. In addition, Mr. Sethi was to receive an annual bonus based upon profits of the Registrant. A copy of the employment agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     On June 3, 1999, a settlement agreement (the "Agreement") was entered into by the Registrant, Mr. Sethi, and Ila Sethi ("Mrs. Sethi"), Mr. Sethi's spouse. The Parties agreed to an accord and satisfaction of all of their rights, obligations and liabilities. Mr. and Mrs. Sethi agreed to relinquish all rights, whether accrued or inchoate, under any agreements between them or their affiliates and the Registrant and its affiliates, other than those established by the Agreement. Mr. and Mrs. Sethi agreed to cooperate with the Registrant in its dispute with Deutsche Financial Services Corporation (discussed below) and the Registrant agreed to use its best efforts to include Mr. and Mrs. Sethi in any settlements of the dispute with Deutsche Financial Services Corporation. The Registrant further agreed to issue to Mr. and Mrs. Sethi, 250,000 shares of the Registrant's common stock, in reliance on the exemption from registration requirements under the Securities Act of 1933, as amended. A copy of the settlement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     Immediately after execution of such settlement agreement, the Registrant was advised that Mr. and Mrs. Sethi, rather than cooperate with the Registrant in settling the Registrant's dispute with Deutsche Financial Services Corporation, had instead executed the Extension Agreement dated as of August 19,1998 with Deutsche Financial Services Corporation, evidently based on an independent settlement. The Registrant will incorporate its response to such apparent violation of the settlement agreement in any action it takes in conjunction with the Deutsche Financial Services Corporation arbitration award discussed below.

Loan  Agreement  and  Extension   Agreement  with  Deutsche  Financial  Services
Corporation

     On or about February 26, 1997, a loan agreement for wholesale financing (the "Deutsche Financing Agreement") was entered into between Deutsche Financial Services Corporation and Business Technology Systems, Inc., a corporation then owned by Mr. Sethi. The Deutsche Financing Agreement provided for inventory financing for Business Technology Systems, Inc., secured by a first priority perfected lien and security interest in all of its assets, rights, and proceeds thereof, owned on February 26, 1997 or thereafter acquired. On or about February 19, 1998, the Registrant agreed to purchase all of the assets and assumed the liabilities of Business Technology Systems, Inc., and on March 15, 1998, it formed Business Technology Systems, Inc., a Florida corporation ("BTSF") to which all such assets were assigned and which assumed the related obligations. The obligations of Business Technology Systems, Inc., under the Deutsche Financing Agreement were guaranteed by Mr. and Mrs. Sethi on or about August 5, 1997. As of August 19, 1998, BTSF, as the successor in interest to Business Technology Systems, Inc., was in default under the Deutsche Financing Agreement, with past due obligations totaling approximately $112,000 and total indebtedness, including accrued interest, totaling approximately $350,000. A copy of the financing and amended financing agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     An extension of the Deutsche Financing Agreement (the "Extension Agreement") was entered into by BTSF and Deutsche Financial Services Corporation on or about August 26, 1998, extending the time for payment of the debt, including past due obligations. Under the terms of the Extension Agreement, BTSF acknowledged and agreed to pay Deutsche Financial Services Corporation the sum of $348,858 on or before September 15, representing the principal as of August 14, 1998 of $345,474, interest charges of $3,384 through July 31, 1998, additional interest charges from August 1, 1998 at the annual rate of prime plus 6.5%, and fees and expenses incurred by Deutsche Financial Services Corporation. In addition, BTSF agreed to surrender its inventory to Deutsche Financial Services Corporation for the purpose of its liquidation and application to the debt as of the date of the extension. Furthermore, the Extension Agreement called for guarantees by the Registrant, Mr. Peplin, Mr. and Mrs. Sethi and BTSF and the guarantors to enter into a consent arbitration award. A copy of the extension agreement and consent arbitration award is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     The Extension Agreement and the consent arbitration award were executed by Mr. Peplin, then the president of BTSF and the Registrant, on or about August 26, 1998, as the president of BTSF, the Registrant and on his own behalf; however, Mr. and Mrs. Sethi did not join in the required guarantee or the consent arbitration award, as a result of which, the Registrant and Mr. Peplin repudiated their guarantees and consents on or before October 20, 1998.

     As of September 30, 1998, BTSF had failed to pay the remaining debt totaling approximately $331,000. On October 6, 1998, Deutsche Financial Services Corporation initiated an American Arbitration Association proceeding in Dallas, Texas, entitled Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Richard C. Peplin, Jr., and Colmena Corporation. On or about June 1, 1999, Mr. and Mrs. Sethi, without advising the Registrant, executed the Extension Agreement as guarantors and the related consent arbitration award pursuant to an undisclosed settlement agreement with Deutsche Financial Services Corporation. On or about October 8, 1999, the repudiated Consent Arbitration Award was reduced to a" Consent Arbitrator Award," which provided as follows:

     "Respondents consent to the entry of an Award in favor of Deutsche Financial Services Corporation and against Respondents in the amount of $348,858.39, plus interest at the per annum rate of prime plus 6.5% from August 1, 1998 less such sums received by Deutsche Financial Services Corporation pursuant to the Extension Agreement dated as of August 19,1998. All funds received by Deutsche Financial Services Corporation from the liquidation of the Collateral and from the Respondents will be credited against the Debt."

     The Registrant has not paid any portion of the award and is not aware of the commencement of any proceedings to enforce the award. Should such proceeding be commenced, the Registrant will seek to have the award vacated on the grounds that the Registrant repudiated its guarantee and consent to the consent arbitration award prior to its execution by Mr. and Mrs. Sethi, and consequently, the arbitrators were without jurisdiction to entertain the proceeding. In the event the award is reduced to a judgement, the Registrant anticipates that it would avail itself of protection under Chapter 11 of the United States Bankruptcy Code and seek to litigate the entire matter.

Ziff Davis, Inc. vs. BTS

     On February 12, 1999, Ziff-Davis, Inc. filed an action for damages against BTSF. A material judgement was entered against BTSF on July 26, 1999. At the time of the judgement, BTSF was no longer a subsidiary of the Registrant. Management of the Registrant and its counsel believe that, absent the ability to "pierce the corporate veil," no liabilities attributable to BTSF should affect the Registrant.

Patrick Graham vs. Five Star, Tio, the Registrant and Mr. Peplin

     On July 9, 1999 the matter of Patrick V. Graham vs. Five Star Cigar, Inc., a Delaware corporation; Mariano Cigar Corporation f/k/a Tio Cigar Corporation, a Delaware corporation; Colmena Corp., a Delaware corporation; and Richard Peplin, was filed in the Circuit Court of Broward County, case no. 99-012194. This was an action for compensatory damages and money lent claiming that on March 16, 1997, Five Star executed a promissory note to Patrick V. Graham and that Five Star failed to pay the note in the amount of $40,000.00 and is in default and that on March 31, 1997, Tio Cigars executed a promissory note to Mr. Graham in the amount of $40,000.00 and is now in default on that note. Mr. Graham has taken the position that the Registrant is the successor by merger of Tio Cigar and Five Star and as its successor is liable for the indebtedness of Five Star for the amount of $40,000.00 plus prejudgement interest, costs and attorney's fees. In response to the filing of the complaint, on October 6, 1999 the Registrant filed an omnibus motion to dismiss and motion for summary judgement and motion for attorney's fees, challenging jurisdiction and venue as well as arguing that Five Star Cigar, Inc. is a separate legal entity from the Registrant that was sold in late 1997 and was never merged into the Registrant or Tio Cigar, Inc., or Tio Mariano Cigar Corp. As of August 4, 2000, the Parties have orally agreed to settle Patrick V. Graham vs. Colmena Corp., et al, as follows: in consideration for the plaintiff's dismissing the above mentioned case with prejudice against the Registrant and other named Defendants, the transfer agent will issue to Patrick V. Graham, his designees or assigns, 100,000 restricted shares of the Registrant's common stock.

Investigation by the Federal Trade Commission ("FTC") of T2U Co.

     On December 9 and 10, 1998, the president and regulatory affairs manager of T2U Co. were asked to testify in a confidential, non-public hearing before staff of the FTC "to determine whether various entities may be engaging or have engaged in unfair or deceptive action, acts or practices in or affecting commerce in violation of Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or the Commission's [FTC] Trade Regulation Rule pursuant to the Telephone Disclosure and Dispute Resolution Act of 1992, 16 CFR part 308." As monetary relief for any such violations the FTC is seeking consumer redress and disgorgement for the United States Treasury of up to the full amount of income generated by RCP. A proposed Stipulated Final Judgement and Order for Permanent Injunction and Consumer Redress ("Consent Decree") was signed by T2U and Mr. Peplin on November 23, 1999, and sent to the Division of Marketing Practices, FTC. The Consent Decree, if signed by the FTC will result in certain injunctions and a judgement against T2U and Mr. Peplin in an amount of $3,200,000. Based upon representations made by Mr. Peplin to the FTC regarding the financial insolvency of Mr. Peplin and T2U, in lieu of payment of the foregoing amount, T2U and Mr. Peplin are to assign to the FTC all rights, title and interest they may have in their proceedings in bankruptcy against ITA. The Registrant's management and legal counsel believe that since T2U is no longer a subsidiary of the Registrant, absent the ability to "pierce the corporate veil," no liabilities attributable to T2U should effect the Registrant. However, this matter is likely to have a material adverse impact on T2U and its former president.

Louisiana Public Service Commission vs. RCP

     Although no formal complaint has been filed, RCP personnel have been requested to appear at an unspecified date before the Louisiana Public Service Commission by notice dated January 7, 1999. Management of the Registrant and its counsel believe that absent the ability to "pierce the corporate veil" no liabilities attributable to this matter should effect the Registrant.

People of the State of Illinois vs. RCP

     On March 19, 1998, the State of Illinois filed a complaint for injunctive relief and civil money penalties against RCP doing business as RCP Communications Group, Inc. The complaint alleges that RCP and its co-defendant, ITA, violated the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the sale of prepaid calling cards to Illinois consumers by committing unfair or deceptive acts or practices. RCP was accused of having "purportedly advertised, solicited, offered for sale, sold, and distributed enhanced services to, among others, residents of Sangamon County, Illinois, and billed or caused Illinois consumers to be billed for such services." A final judgment and consent decree was executed by RCP and submitted to the Attorney General's Office for signature. The Registrant's counsel anticipates that the Attorney General's Office will present the Decree to the Court in the near future for entry. The Consent Decree essentially requires RCP, to follow proper state rules and regulations regarding business practices for telephone service providers and does not impose any monetary penalties or restitution by RCP based on RCP's statements that it is financially insolvent.

The Registrant vs. ITA

     In September 1998, ITA, defaulted in payments to T2U Co., doing business as RCP, for services rendered to third parties and collected by ITA (See "Part I, Item 1, ITA Default"). Thereafter, RCP and two other corporations, Psychic Discovery Network, Inc.,("PDN") a Delaware corporation affiliated with the Registrant through common ownership by the principal shareholder of PDN's parent, Viatech Communications Group, Inc., and BLJ Communications, Inc., a Florida corporation, all creditors of ITA, filed a petition seeking ITA's involuntary bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code. It is management's assumption that a favorable outcome for the Registrant is not likely. Accordingly, a 100% allowance of the accounts receivable due from ITA has been recorded.

Various Creditor Claims

     The Registrant has been negotiating with several creditors who have made claims against the Registrant aggregating approximately $66,000. Management and its counsel have not been able to assess the probable outcome of such claims. All known amounts have been accrued by the Registrant at September 30, 1998.

ITEM 4.           SUBMISSION OF MATTERS TO SECURITY HOLDERS.

     The Registrant did not submit any matter to a vote of security holders during its fiscal year ended September 30, 1998 and does not anticipate submitting any matters to a vote of securities holders until it becomes current in filing its periodic reports with the Commission (currently expected to be completed on or about December 31, 2000).

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

1996, 1997 and 1998

     Prior to July 1996, there was no trading activity in the Registrant's common stock. During the report period (the fiscal year ended September 30,
1998) the Registrant's common stock was traded in the over-the-counter market and quoted in what are commonly referred to as on the "pink sheets", which reports quotations by brokers or dealers in particular securities. The Registrant's common stock was also quoted and listed on the over the counter electronic bulletin board operated by NASDAQ (the "OTC Bulletin Board"). Trading in the Registrant's stock was originally reported under the symbol SPGU but is now reported under the symbol CLME. Because of the lack of readily available quotations and the limited trading volume frequently associated with over the counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of the Registrant's common stock from July 29, 1996 (the date for which quotations are first available) through September 30, 1998. All quotations are in pre-reverse split prices.

Year Ended September 30, 1996                        High              Low

First Quarter                                        None              None
Second Quarter                                       None              None
Third Quarter                                        None              None
Fourth Quarter                                       $2.625            $1.00

Year Ended September 30, 1997                        High              Low

First Quarter                                        $0.75             $0.125
Second Quarter                                       $0.50             $0.50
Third Quarter                                        None              None
Fourth Quarter                                       None              None

Year Ended September 30, 1998                        High              Low

First Quarter                                        $5.75             $4.75
Second Quarter                                       $7.00             $4.25
Third Quarter                                        $7.00             $4.50
Fourth Quarter                                       $5.75             $0.84375

     The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and does not necessarily represent actual transactions.

Material Subsequent Event

     Bid, offer and transaction report prices for the Registrant's common stock were available through the OTC Bulletin Board under the symbol CLME until the fiscal calendar quarter that started on October 1, 1999. On October 29, 1999, due to the failure of the Registrant to file periodic reports with the Commission on a timely basis, the NASD precluded broker dealers in securities from using the OTC Bulletin Board to publish quotes for the Registrant's securities. Having anticipated such development, the Registrant's management had qualified the Registrant's securities for quotation of offering, bid and transactional reporting on the National Daily Quotation System, Inc.'s Electronic Pink Sheets, where such information concerning the Registrant's securities has been available since December 5, 1997. The Registrant anticipates that quotations for its common stock will resume on the OTC Bulletin Board soon after it completes updating its periodic reports on Commission Forms 10-QSB and 10-KSB.

     The following table indicates the average high and low bid prices as quoted for the Registrant's common stock at the end of each calendar quarter from December 31, 1998 until June 30, 2000. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board and the Electronic Pink Sheets.

Quarter Ended            High             Low                        Last Price
-------------            ----             ---                        ----------
December 31, 1998        $1.375           $0.125                     $0.25
March 31, 1999           $0.3125          $0.09375                   $0.125
June 30, 1999            $ 0.140          $0.070                     $0.09
September 30, 1999       $ 0.130          $0.080                     $0.105
December 31, 1999        $ 0.120          $0.010                     $0.015
March 31, 2000           $ 0.090          $0.010                     $0.09
June 30, 2000            $ 0.090          $0.015                     $0.562

     As of June 30, 2000, six NASD member firms were listed as market makers in the Registrant's common stock: Knight Trimark, Inc.; Sharpe Capital, Inc.; Hill, Thompson Magid & Co., Inc.; Wien, Inc.; Paragon Capital Corp.; M.H. Meyerson & Co. The Transfer Agent for the Registrant's common stock is American Stock Transfer & Trust Company, 40 Wall Street, 46th Floor; New York, New York 10005.

Penny Stock Rules

     Exchange Act Section 15(g) requires brokers and dealers to make risk disclosures to customers before effecting any transactions in "penny stocks". It also directs the Securities and Exchange Commission to adopt rules setting forth additional standards for disclosure of information concerning transactions in penny stocks.

     Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is:

     (i) registered and traded on a national securities exchange meeting specified Securities and Exchange Commission criteria:

     (ii)      authorized   for  quotation  on  the  National   Association   of
               Securities  Dealers,   Inc.'s  ("NASD")  automated   inter-dealer
               quotation system ("NASDAQ"):

     (iii)     issued by a registered investment company:

     (iv) excluded, on the basis of price or the issuer's net tangible assets, from the definition of the term by Securities and Exchange Commission rule: or

     (v)       excluded  from the  definition  by the  Securities  and  Exchange
               Commission.

     Pursuant to Section 3(a)(51)(B), securities that normally would not be considered penny stocks because they are registered on an exchange or authorized for quotation on NASDAQ may be designated as penny stocks by the Securities and Exchange Commission if the securities are traded off the exchange or if transactions in the securities are effected by market makers that are not entering quotations in NASDAQ.

     Rule 3a51-1 was adopted by the Securities and Exchange Commission for the purpose of implementing the provisions of Section 3(a)(51). Like Section 3(a)(51), it defines penny stocks by what they are not. Thus, the rule excludes from the definition of penny stock any equity security that is:

     (A)       a "reported" security:

     (B)       issued by an investment company registered under the 1940 Act:

     (C)       a put or call option issued by the Options Clearing Corporation:

     (D)       priced at five dollars or more:

     (E)       subject to last sale reporting: or

     (F)       whose issuer has assets above a specified amount.

     Rule 3a51-1(a) excludes from the definition of penny stock any equity security that is a "reported security" as defined in Rule 11Aa3-1(a). A reported security is any exchange-listed or NASDAQ security for which transaction reports are required to be made on a real-time basis pursuant to an effective transaction reporting plan. Securities listed on the New York Stock Exchange (the "NYSE"), certain regional exchange-listed securities that meet NYSE or Amex criteria, and NASDAQ National Market System ("NMS") securities are not considered penny stocks. (Release No. 30608, Part III.A.1). Generally, securities listed on the American Stock Exchange (the "Amex") pursuant to the Amex's original and junior tier or its "Emerging Company Marketplace" listing criteria, are not considered penny stocks. Securities listed on the Amex pursuant to its Emerging Companies Market ("ECM") criteria, however, are considered to be "penny stock" solely for purposes of Exchange Act 15(b)(6).

     Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System [i.e., an automated inter-dealer quotation system as set forth in Exchange Act Section 17B(b)(2)]. "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers.

     In the case of a unit composed of one or more securities, the price divided by the number of shares of the unit that are not warrants, options, or rights must be five dollars or more. Furthermore, the exercise price of any warrant, option, or right, or of the conversion price of any convertible security, included in the unit must meet the five dollar requirement. For example: a unit composed of five shares of common stock and five warrants would satisfy the requirements of the rule only if the unit price was twenty-five dollars or more, and the warrant exercise price was five dollars or more. Once the components of the unit begin trading separately on the secondary market, they must each be separately priced at five dollars or more.

     Securities that are registered, or approved for registration upon notice of issuance, on a national securities exchange are also excluded from the definition of penny stock [Rule 3a51-1(e)]. The exchange must make transaction reports available pursuant to Rule 11Aa3-1 for the exclusion to work. The exclusion is further conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information. In addition, the exclusion is limited to exchange-listed securities that actually are purchased or sold through the facilities of the exchange, or as part of a distribution. Exchange-listed securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     Securities that are registered, or approved for registration upon notice of issuance, on NASDAQ are excluded from the definition of penny stock [Rule 3a51-1(f)]. Similar to the exchange-registered exclusion of Rule 3a51-1(e), the NASDAQ exclusion is conditioned on the current price and volume information with respect to transactions in that security being reported on a current and continuing basis and made available to vendors of market information pursuant to the rules of NASD. NASDAQ securities satisfying Rule 3a51-1(e), but which are not otherwise excluded under Rule 3a51-1(a)-(d), continue to be deemed penny stocks for purposes of Exchange Act Section 15(b)(6).

     An exclusion is available for the securities of issuers that meet certain financial standards. This exclusion pertains to:

     (i) issuers that have been in continuous operation for at least three years having net tangible assets in excess of $2 million [Rule 3a51-1(g)(1)]:

     (ii) issuers that have been in continuous operation for less than three years having net tangible assets in excess of $5 million [Rule 3a51-1(g)(1)]:

     (iii) issuers that have an average revenue of at least $6 million for the last three years [Rule 3a51- 1(g)(2)].

     To satisfy this requirement, an issuer must have had total revenues of $18 million by the end of a three-year period. For domestic issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must have been audited and reported on by an independent accountant in accordance with Regulation S-X. For foreign private issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must be filed with the Securities and Exchange Commission pursuant to Rule 12g3-2(b). If the issuer has not been required to furnish financial statements during the previous fifteen months, the statements may be prepared and audited in compliance with generally accepted accounting principles of the country of incorporation.

     Whether the issuer is domestic or foreign, in all cases a broker or dealer must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1[g][3]). In most cases a broker-dealer need not inquire about or independently verify information contained in the statements. Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction.

     The Registrant's securities are, as of the date of this report, subject to the foregoing regulations as "Penny Stocks". The Registrant hopes that its acquisition program and funds from the sale of its securities will remove its shares from such category prior to December 31, 2000; however, it can provide no assurances that its efforts will prove successful.

The Registrant's Common Stock

     The authorized capital stock of the Registrant consists of 20,000,000 shares of common stock, $.01 par value. As of the close of business on September 31, 1998, the Registrant had 7,741,697 shares of common stock outstanding and held of record by approximately 470 persons. As a material subsequent event, since December 31, 1998, the Registrant has funded all of its operations and paid all of its debts through issuance of its securities; consequently, as of June 30, 2000, 15,572,265 shares of the Registrant's common stock were outstanding. The number of record holders of the Registrant's common stock as of the close of business on June 30, 2000, was approximately 497. Of those, approximately 31 were holding such securities pursuant to depository arrangements with the actual beneficial owners (e.g., securities held in street name for their clients by securities brokers and dealers), and the Registrant has been advised that approximately 294 additional persons were beneficial owners under such arrangements. Consequently, the total number of beneficial owners is 791.

     Each holder of shares of the Registrant's common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders generally. The shares do not have cumulative voting rights which means that holders of more than 50% of the shares of the Registrant's common stock voting for the election of directors can elect all the directors, and that in such an event the holders of the remaining shares would not be able to elect a single director. The approval of proposals submitted to stockholders at a meeting requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters where Delaware law requires the favorable vote of at least a majority of all outstanding shares. Shareholders are entitled to receive such dividends as may be declared from time to time by the board of directors out of funds legally available therefor, and in the event of liquidation, dissolution or winding up of the Registrant to share ratably in all assets remaining after payment of liabilities. The holders of shares of the Registrant's common stock have no preemptive, conversion or subscription rights.

     The Registrant has not declared any dividends on its common stock and does not expect to do so at any time in the foreseeable future. There are currently no restrictions on the Registrant's ability to declare dividends in the future, other than restrictions applicable to all Delaware corporations involving the source of funds for payment of dividends and their effects on the Registrant's solvency. In the future, the Registrant expects that a portion of its expansion and development capital may be in the form of loans from financial institutions, in which case it is likely that such institutions would require restrictions on the payment of dividends based on traditional financial ratios designed to predict the Registrant's ability to repay such loans. However, no specific predictions as to any such restrictions can be made at this time.

Amounts of Common Equity Subject to Outstanding Options or Warrants to Purchase, or Securities Convertible Into Common Equity of the Registrant

Common Stock Purchase Warrants

     Since January 1, 1999, the Registrant has issued common stock purchase warrants to Yankees and to its officers and directors, in lieu of cash compensation for their services. Current details concerning such warrants are provided below. As of June 30, 2000, 4,370,000 shares of the Registrant's common stock were reserved for issuance pursuant to existing obligations, including common stock purchase warrants held by its officers and directors in lieu of cash compensation for their services, but excluding shares issuable to Yankees pursuant to its current warrant. Yankees recognizes that the total number of authorized shares is not sufficient to allow for reservation of the shares subject to its warrant but believes that it can obtain sufficient director and stockholders votes to increase the authorized capital stock of the Registrant, as required to permit exercise of its warrant. Consequently, Yankees has consented to the issuance and reservation of the Registrant's common stock which would otherwise have been subject to the warrant.

Stock Options

     On February 25, 1998, the Registrant granted an option to purchase 1,500,000 shares of its common stock at an exercise price of $2.00 per share to SBV as consideration for services. The option vested and became exercisable over a period of 10 months. The option period terminated on February 25, 2000. As of September 30, 1998, the consultant had exercised the option as to 640,000 shares. The Registrant applies the fair market value method of Statement of Financial Accounting Standards 123 in accounting for stock options issued to consultants. Accordingly, a consulting expense of $4,770,000 was recognized during 1998 for the option granted.

     On February 27, 1998 the Registrant's board of directors adopted the 1998 stock option plan (the "Plan") to provide added incentive for high levels of performance to its officers, directors, employees, consultants, and independent contractors. Options granted under the Plan were designed either as incentive stock options or as non- qualified stock options. The plan will terminate on February 27, 2008, unless previously terminated. The Plan authorizes the Registrant to grant options to purchase up to an aggregate of 600,000 shares of the Registrant's common stock. Non-qualified options may be granted to officers, employees, directors, consultants, independent contractors or other service providers of the Registrant at an exercise price determined by the Registrant's Board of Directors at least equal to 85% of the fair market value of the common stock at the date of the grant. Incentive stock options may only be granted to officers, employees, and directors, who are also employees of the Registrant, at an exercise price determined by the Registrant's board of directors which shall not be less than 100% of the fair market value of the common stock at the date of grant and may not be less than 110% of the fair market value of the common stock at the date of grant if granted to an individual owning more than ten percent of the total combined voting power. Options are exercisable at dates and conditions determined by the Registrant's board of directors at the time of grant, consistent with applicable tax laws. However, an option may not be exercisable after the expiration of 10 years from the date it is granted, or, in the case of incentive stock options, the term may not exceed five years if granted to an option holder owning more than ten percent of the total combined voting power. Through the date of this report no stock options have been granted pursuant to the Plan. The Plan was filed as an exhibit to a registration statement on Form S-8, filed March 16, 1998.

     On March 16, 1998, a total of 2,900,000 shares of common stock were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. The aggregate 2,900,000 shares comprised a total of 600,000 shares for stock options authorized under the Plan, 1,500,000 shares for stock options issued to SBV as of February 25, 1998, and 800,000 shares as agreed per five various consulting agreements as of November 10, 1997.

     On June 1, 1998, the Registrant granted an option to purchase 1,000,000 shares of its common stock to the President and Chief Executive Officer of the Registrant under an employment agreement effective as of the same date. The options vest at a rate of 200,000 shares per year on each anniversary date of the employment agreement, and are exercisable at $6.00 per share for six years following their grant. As of September 30, 1998, none of the stock options had been exercised. A copy of the employment agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Tabular Information

     As of June 30, 2000, the Registrant had 4,370,000 shares of its authorized common stock reserved for issuance (excluding the number of shares to be reserved for Yankees warrants) in conjunction with current obligations to issue additional shares or in the event that currently outstanding options or warrants are exercised. The following table provides summary data concerning such options and warrants:

Designation          Nature of          Exercise or           Number of Shares
or Holder            The Security       Conversion Price      Currently Reserved
---------            ------------       ----------------      ------------------
Yankees                 Option          $80,000 in total             (1)
(2)                     Warrant         $18,500 in total            370,000
(3)                       (3)                 (3)                 2,000,000
(4)                       (4)                 (4)                 1,600,000
Bell Entertainment        (5)                 (5)                   200,000
Anthony Q. Joffe          (6)                 (6)                   200,000
------

(1) The number of shares cannot be determined with certainty, rather, Yankees has the right, for an aggregate of $80,000, to purchase shares of the Registrant's common stock equal to 75% of the Registrant's outstanding and reserved shares of common stock, measured immediately after exercise is completed. See Notes to financial statements. For purposes of the Table, the computation was made assuming that only the shares currently outstanding or reserved would be outstanding or reserved at the time of exercise (an improbable scenario). The actual formula for determining the total number of Yankees' option shares issuable is: [the total shares outstanding at the time the final option exercise payment is made + the shares then reserved other than for the Yankees' option] multiplied by 3 and rounded up or down based on proximity to the next whole number.

(2) Represents the shares issuable to members of the Registrant's board of directors, as disclosed in Part III, Item 10, Executive Compensation, and such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

(3) Represents shares reserved for issuance in the event offers of settlement by the Registrant are accepted by certain current creditors, as disclosed at Part I, Item 1, Description of Business - New Strategic Plans & Change in Control, and such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

(4) Represents the shares issuable pursuant to the Registrant's 1998 and 2000 stock option plans, as disclosed at Part III, Item 10, Executive Compensation and the Notes to Financials, and such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

(5) Represents the shares issuable pursuant to the Supplemental Services Agreement between Yankees and the Registrant, a copy of which is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(6) Represents the shares issuable to Mr. Joffe as compensation as President, as disclosed in Part III, Item 10, Executive Compensation, and such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

Amounts of Common Equity That Could Be Sold Pursuant to Rule 144 under the Securities Act

Reporting Period

         As of September 30, 1998, 7,741,697 shares of the Registrant's common stock were outstanding, of which:

         *     3,843,395 are recognized as free trading by the Registrant;

         * 3,898,302 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the shares that the Registrant has instructed its transfer agent to treat as restricted:

         * 497,929 were issued prior to June 30, 1997, and consequently, could have been sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restricted quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four week period preceding the sale;

         * 486,919 were issued to persons that do not appear to be affiliates of the Registrant prior to June 30, 1996, and consequently may be sold by holders that have not been affiliates of the Registrant for a period of at least 90 days, under the more liberal provisions of Commission Rule 144(k) ("Rule 144[k]"), which dispense with the volume, public information and manner of sale conditions.

Material Subsequent Events

     As of September 7, 2000, 15,572,265 shares of the Registrant's common stock were outstanding, of which:

         *     14,443,003 are recognized as free trading by the Registrant;

         * 1,129,262 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

         Of the shares that the Registrant has instructed its transfer agent to treat as restricted:

         * 16,556,737 were issued prior to June 30,2000, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four week period preceding the sale;

         * 10,556,737 were issued to persons that do not appear to be affiliates of the Registrant prior to June 30, 2000, and consequently may be sold by holders that have not been affiliates of the Registrant for a period of at least 90 days, under the more liberal provisions of Commission Rule 144(k) ("Rule 144[k]"), which dispense with the volume, public information and manner of sale conditions.

Rule 144

         Pursuant to the provisions of Rule 144(e), permissible sales of securities thereunder are determined as follows:

Sales by affiliates:     If  restricted  or  other  securities  are sold for the
                    account of an affiliate of the Registrant (officers, directors, other control persons or their affiliates, and persons who have been affiliates within the preceding 90 days), the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, shall not exceed the greater of:

                    * one percent of the shares or other units of the class outstanding as shown by the most recent report or statement published by the Registrant, or

                    * the average weekly reported volume of trading in such securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice required by Rule 144
                    (h), or if no such notice is required the date of receipt of the order to execute the transaction by the broker or the date of execution of the transaction directly with a market maker, or

                    * the average weekly volume of trading in such securities reported through the consolidated transaction reporting system contemplated by Rule 11Aa3-1 under the Securities Exchange Act of 1934 during the four- week period specified above.

Sales by
non-affiliates:          The  amount  of  restricted  securities  sold  for  the
                    account of any person other than an affiliate of the Registrant, together with all other sales of restricted securities of the same class for the account of such person within the preceding three months, shall not exceed the amount specified in paragraphs above for affiliates, unless the conditions in Rule 144 (k) are satisfied (two, rather than a one year holding period).

Determination
of Amount:               For the purpose of determining the amount of securities
                    specified above (the "Permitted Volume"), the following provisions apply:

                    * Where both convertible securities and securities of the class into which they are convertible are sold, the amount of convertible securities sold is deemed to be the amount of securities of the class into which they are convertible for the purpose of determining the aggregate amount of securities of both classes sold;

                    * The amount of securities sold for the account of a pledgee thereof, or for the account of a purchaser of the pledged securities, during any period of three months within one year after a default in the obligation secured by the pledge, and the amount of securities sold during the same three- month period for the account of the pledgor may not exceed, in the aggregate, the Permitted Volume.

                    * The amount of securities sold for the account of a donee thereof during any period of three months within one year after the donation, and the amount of securities sold during the same three-month period for the account of the donor, shall not exceed, in the aggregate, the Permitted Volume.

                    * Where securities were acquired by a trust from the settlor of the trust, the amount of such securities sold for the account of the trust during any period of three months within one year after the acquisition of the securities by the trust, and the amount of securities sold during the same three-month period for the account of the settlor, shall not exceed, in the aggregate, the Permitted Volume.

                    * The amount of securities sold for the account of the estate of a deceased person, or for the account of a beneficiary of such estate, during any period of three months and the amount of securities sold during the same period for the account of the deceased person prior to his death shall not exceed, in the aggregate, the Permitted Volume; provided, that no limitation on amount shall apply if the estate or beneficiary thereof is not an affiliate of the Registrant;

                    * When two or more affiliates or other persons agree to act in concert for the purpose of selling securities of a Registrant, all securities of the same class sold for the account of all such persons during any period of three months shall be aggregated for the purpose of determining the limitation on the amount of securities sold;

Securities              The following  sales of securities need not be included
excluded:           in  determining  the amount of  securities  sold in reliance upon this section:

                    * Securities sold pursuant to an effective registration statement under the Securities Act;

                    * Securities sold pursuant to an exemption provided by Regulation A under the Securities Act; and


                    *    Securities  sold in a  transaction  exempt  pursuant to
                    Section 4 of the Securities Act and not involving any public offering.

     Because a major theoretical component of securities pricing involves supply and demand, sales in reliance on Rule 144 will increase the supply and, unless there is a corresponding increase in demand, can be expected to result in lower prices.

Amount of Common Equity That the Registrant Has Agreed to Register under the Securities Act for Sale by Security Holders

     The Registrant has not agreed to register any of its common stock, except in conjunctions to include securities in registration statements that it may otherwise file (commonly referred to as "piggyback" rights).


Amounts of Common Equity That the Registrant Is Considering Publicly Offering or Privately Placing Other than Shares to Be Issued (Pursuant to an Employee Benefit Plan or Dividend Reinvestment Plan), the Offering of Which Could Have a Material Effect on the Market Price of the Registrant's Common Equity.

During the Year Following the Reporting Period

     Information concerning the Registrant's actual issued during the year ended September 30, 1999, is contained below at "Recent Sales of Unregistered Securities - Material Subsequent Events."

Material Subsequent Events

     As of June 30, 2000, the Registrant had no definitive plans to offer securities other than as disclosed above in conjunction with shares currently reserved. However, after the Registrant has become current with its reporting obligations to the Commission and resolved currently asserted or anticipated claims by third parties, it will require operating and expansion capital which it intends to obtain, first through private placements of its securities and thereafter, through one or more secondary offerings of its securities. Such securities may involve the Registrant's common equity. No current estimates of the amounts involved can be determined. The offering price will be tied to the market price at the time of offering except for small discounts if a rights offering to existing stockholders is involved and somewhat larger discounts for shares privately placed. However, the Registrant cannot currently provide any realistic estimates as to what such prices will be since they will depend on market conditions, the Registrant's success in either renewing its telephone resale business under the BellSouth agreement or effecting profitable acquisitions that appeal to the investing public and other factors beyond the Registrant's control.

Recent Sales of Unregistered Securities

During The Three Year Period Preceding Reporting Date

     During the three year period ended September 30, 1998, the Registrant sold the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited.

Footnotes  for all  tables  follow  the last table  after  "Material  Subsequent
Events."

Common Stock:

                Amount of                                 Total                              Registration
                Securities                                Offering          Total            Exemption
Date            Sold        Subscriber                    Consideration     Discounts        Relied on
----            -----       ----------                    -------------     ---------        ---------
1995:
November 28     25,000      Tony Alford                   (3)                   (3)              (1)
November 28     30,000      Mickey Lee Britt              (3)                   (3)              (1)
November 28     25,000      Richard Dolan                 (3)                   (3)              (1)
November 28     65,000      Frank Gambosh                 (3)                   (3)              (1)
November 28     25,000      John J. Hanky                 (3)                   (3)              (1)
November 28     10,000      Charles E. Henderson          (3)                   (3)              (1)
November 28     25,000      David & Janice Lester         (3)                   (3)              (1)
November 28  4,452,000      Norman O. Milligan, Sr.       (3)                   (3)              (1)
November 28     25,000      Warren S. Rutledge            (3)                   (3)              (1)
November 28    100,000      Ronald K. Stack               (3)                   (3)              (1)
November 28     12,500      William H. Stephens           (3)                   (3)              (1)
1996:
May 30          50,000      Robert J. Skandalaris         (3)                   (3)              (1)
December 26     10,000      Lorine S. Caveness            (4)                   None             (1)
December 26     10,000      Joe H. Gieck                  (4)                   None             (1)
December 26     25,000      John M. Grubb Jr.             (4)                   None             (1)
December 26     75,000      John Moates                   (4)                   None             (1)
December 26      2,000      Bruce N. Shaw                 (4)                   None             (1)
December 26      5,000      Thomas R. Squires, Jr.        (4)                   None             (1)

1997:

none

1998

January 7       46,500       Marshal Family LTD           (4)                   None             (1)
January 12     100,000       Richard Cherskov             (4)                   None             (1)
January 12      18,750       Peter Accorti                (6)                   None             (1)
January 12      50,000       Borden Barrows               (4)                   None             (1)
January 12      25,000       Ronald Denne                 (6)                   None             (1)
January 12      50,000       David DeBenedetto            (4)                   None             (1)
January 12      50,000       Leonard J. Feilez, Jr.       (4)                   None             (1)
January 12      50,000       Robert S. Gigliotti          (5)                   None             (1)
January 12     175,000       Marty Gillespie              (6)                   None             (1)
January 12      30,000       Patrick Graham               (6)                   None             (1)
January 12     937,500       Lakewood Manufacturing       (6)                   None             (1)
January 12      11,250       Jeffery Outcalt              (6)                   None             (1)
January 12     400,000       Beth M. Peplin               (6)                   None             (1)
January 12   2,500,000       Richard C. Peplin, Jr.       (6)                   None             (1)
January 12       7,500       Richard C. Peplin, Jr        (6)                   None             (1)
                              c/f Richard C. Peplin, III
January 12       7,500       Richard C. Peplin, Jr        (6)                   None             (1)
                              c/f Alexandria M. Peplin
January 12       7,500       Richard C. Peplin, Jr        (6)                   None             (1)
                              c/f Dustin A. Peplin
January 12     100,000       Arlene Powers                (4)                   None             (1)
January 12      15,000       Mark Schmeidle               (6)                   None             (1)
January 12     175,000       Anna Villanueva              (6)                   None             (1)
January 12     200,000       Marshall Family LTD          (4)                   None             (1)
January 13          10       Ralph Gesauldo               (3)                   None             (1)
March 10       200,000       Players, Inc.                (4)                   None             (1)
June 11        100,000       Troy D. Wiseman              (7)                   None             (1)
August 19      300,000       Arnold A. Semler, Inc.       (8)                   None             (1)
September 19   100,000         Ila Sethi                  (9)                   None             (1)


Convertible Securities:

     On March 16, 1998, a total of 2,900,000 shares of common stock were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. The aggregate 2,900,000 shares comprises a total of 600,000 shares for stock options authorized under the 1998 Stock Option Plan, 1,500,000 shares for stock options issued to a consultant as of February 25, 1998, and 800,000 shares as agreed per various consulting agreements as of November 10, 1997.

Material Subsequent Events

     Since the end of the three year period ended September 30, 1998, the Registrant sold the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited.

Common Stock:

                  Amount of                                 Total                              Registration
                  Securities                                Offering Total                     Exemption
Date              Sold          Subscriber                  Consideration     Discounts        Relied on
----              -----         ----------                  -------------     ---------        ---------
1999:
February 22       2,000,000     The Yankee Companies, Inc.       (10)           (11)             (2)
April 14          2,000,000     The Yankee Companies, Inc.       (10)           (11)             (2)
October 6         2,000,000     The Yankee Companies, Inc.       (10)           (11)             (2)
2000:
March 17             34,000     Jack Levine                      (12)           None             (1)
March 17            677,087     Oppenheimer Wolff & Donnelly     (12)           None             (1)
May 11              136,147     Larry Van Etten                  (12)           None             (1)
May 4               200,000     Anthony Q. Joffe                 (13)           None             (2)
May 31              533,333     Troy D. Wiseman                  (12)           None             (1)
August 7            250,000     Madhu & Ila Sethi                (12)           None             (1)

Convertible
Securities:

                  Amount of                                 Total             Terms of         Registration
                  Securities                                Offering          Conversion       Exemption
Date              Sold          Subscriber                  Consideration     or Exercise      Relied on
----              -----         ----------                  -------------     -----------      ---------

1999:

January 15          570,000     Stock Purchase Warrant         $18,500           $0.05(14)       (2)
October 15          200,000     Consulting Agreement             (15)              (15)          (1)

2000:

January 3         1,000,000     Stock Option Plan                (16)              (16)          (1)
January 3           200,000     Anthony Q. Joffe                 (17)              (17)          (2)
2000              2,000,000     (18)                             (18)              (18)          (1)

--------------


(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by the Registrant, after approval by its legal counsel. In addition, each subscriber was directed to review the Registrant's filings with the Commission under the Exchange Act and was provided with access to the Registrant's officers, directors, books and records, in order to obtain required information.

(2) Section 4(6) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by the Registrant, after approval by its legal counsel. Each subscriber was directed to review the Registrant's filings with the Commission under the Exchange Act and was provided with access to the Registrant's officers, directors, books and records, in order to obtain required information; and, a Form D reporting the transaction was filed with the Commission.

(3)  Current management has no knowledge of these transactions.

(4) Compensation for unspecified services rendered for the benefit of the Registrant, with neither the offering price or consideration clearly set forth.

(5)  For services as a director.

(6)  Shares of Tio stock were converted into the Registrant's common stock.

(7) Compensation for consulting services for the benefit of the Registrant, with neither the offering price or consideration clearly set forth. A copy of the agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(8) Asset Purchase Agreement dated May 19, 1998, entered into by and between the Registrant and Arnold A. Semler, Inc. doing business under the fictitious name "Associated Industries."

(9) Consideration for the purchase of Business Technology Systems, Inc. by the Registrant.

(10) Option to purchase 75% of the Registrant's outstanding and reserved common stock measured immediately following exercise of the option, in consideration for an aggregate of $80,000, such option being the portion of consideration granted to Yankees under its consulting agreement with the Registrant in exchange for Yankees agreement to forego hourly and document licensing fees for a period of approximately two years, see "Part III: Item 11, Security Ownership of Certain Beneficial Owners and Management;" and, "Part III, Item 12, Certain Relationships and Related Transactions."

(11) No commissions or discounts were paid to anyone in conjunction with the sale of the foregoing securities.

(12) Term of settlement for various services provided to the Registrant.

(13) Compensation to Anthony Q. Joffe for his services as president from May 4, 1999 to May 3, 2000.

(14) Represents the shares issuable to members of the Registrant's board of directors, as disclosed in "Part III, Item 10, Executive Compensation."

(15) Represents the shares issuable pursuant to the Supplemental Services Agreement between Yankees and the Registrant, a copy of which is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by
     Item 601 of Regulation SB."

(16) Represents the shares issuable pursuant to the Registrant's 1998 and 2000 stock option plans, as disclosed at "Part III, Item 10, Executive Compensation" and the "Notes to Financials."

(17) Represents the shares issuable to Mr. Joffe for his services as the Registrant's president, as disclosed in "Part III, Item 10, Executive Compensation."

(18) Represents shares reserved for issuance in the event offers of settlement by the Registrant are accepted by certain current creditors, as disclosed at "Part I, Item 1, Description of Business - New Strategic Plans & Change in Control."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The following discussion should be read in conjunction with the Registrant's audited financial statements and the more detailed information contained in Part I, Item 1 of this report. During November of 1997, the Registrant became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case, through wholly owned subsidiaries. During March of 1999, the Registrant's board of directors concluded negotiations to divest the Registrant of its wholly owned subsidiaries positioning itself to undertake new business endeavors or to become a more attractive acquisition candidate.

Plan of Operations

     During January of 1999, the Registrant's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide the Registrant with working capital and assistance in development and implementation of new strategic plans. Yankees suggested that the Registrant first concentrate on completing the audit of its financial statements for the fiscal year ended September 30, 1998. Concurrently with activities pertaining to the 1998 Audit, Yankees assisted the Registrant to identify persons with claims and potential claims against the Registrant and to negotiate with them to amicably resolve such claims (See further discussion in "Part I, Item 1, Description of Business
- New Strategic Plans & Change of Control").

     The Registrant has completed the audit of its financial statements for the fiscal year ended September 30, 1998 and is completing the quarterly unaudited financial statements required in order to complete and file its delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1998 and 1999, March 31, 1999 and 2000 and June 30, 1999 and 2000, and the audit for its fiscal year ended September 30, 1999. The Registrant expects to have all such financial statements and reports filed with the commission prior to December 31, 2000.

     Almost all claims and potential claims against the Registrant identified by Yankees have been amicably resolved through the issuance of approximately 1,730,567 shares of common stock, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, which the Registrant will contest (see "Part I, Item 3, Legal Proceedings"). Yankees, on behalf of the Registrant is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims of approximately $165,956 While management feels that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

     The Registrant currently has no businesses operations other than those pertaining to correcting deficiencies in filing obligations under the Exchange Act, maintenance of its corporate existence and potential operations under a negotiated resale agreement involving the purchase of telecommunication services for the resale to end users from BellSouth Telecommunications, Inc. The agreement pertains to Sections 251 and 252 of the Telecommunications Act of 1996, and allows the Registrant to operate as an alternative local exchange telecommunications company in the States of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. The agreement permits the Registrant to provide competing telephone exchange services to residential and business subscribers in territories where BellSouth operates. The Registrant currently has no customers and is not conducting any business under its agreement with BellSouth. As soon as the Registrant has become current in its filing obligations under the Exchange Act, it plans to either obtain capital required to resume business operations pursuant to the

BellSouth agreement, or to acquire complimentary businesses in exchange for shares of the Registrant's common stock and a commitment by the Registrant to provide required expansion capital. However, no assurances can be provided that such business plan can be attained.

     The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to the Registrant's dependence upon certain key personnel, its ability to manage its growth, the Registrant's success in implementing its business strategy, the Registrant's success in arranging financing where required, and the risk of economic and market factors affecting the Registrant or its customers. Many of such risk factors are beyond the control of the Registrant and its management.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended September 30, 1998 compared to year ended September 30, 1997.

     Prior to the discontinuation of past operations, substantially all financial activity during 1998 and 1997 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. The Registrant reported losses for the fiscal year ended September 30, 1998 of ($16,824,000) and net income for the fiscal period from inception (June 1, 1997) to September 30, 1997 of $211,000. This translates to a per share (loss) of $(2.64) for fiscal year 1998 and per share income of $.05 for fiscal year 1997.

     The net income (loss) figures were based on corresponding revenues of $10,344,480 and $1,266,414 for the years ended September 30, 1998 and 1997, respectively. The increase in net revenue and corresponding increase in cost of revenue in 1998 as compared to 1997 was attributable to the marketing and distributing of long-distance telephone service calling cards. Operating expenses rose to $20,682,276 in 1998 as compared to $39,516 in 1997. The substantial increase was due to issuance of common stock and options to consultants amounting to $12,611,200 in consulting expense, and $5,453,907 related to the write off of accounts receivable.

     On a cash basis, 1998 operations were slightly more than breakeven. Cash used in investing activities were $1,558,736 and related substantially to the purchase of a customer base. The Registrant received net proceeds from financing activities of $1,472,295. These funds were primarily from the issuance of common stock. These items resulted in a positive total cash flow position for the year, which was similar to the prior year.

     No additional meaningful comparisons can be made for the year ended September 30, 1998 as compared to the year ended September 30, 1997 in that during the year ended September 30, 1997, the activities of the Registrant's predecessor were unrelated.

Interim Periods

     Management has taken steps to redirect the Registrant's business focus to more profitable activities (See Item 1 and previous discussion in Item 6 regarding new strategic plans). At this time it is not possible to predict whether or not the Registrant will succeed in obtaining capital required to resume business operations pursuant to the BellSouth agreement or to invest in expansion of complimentary, acquired businesses, or, what, if any, financial benefits it might derive were such financing to be obtained.

     The effect of the board of directors' decision to discontinue past operations has had the effect of allowing the Registrant to be classified as a development stage company prepared to conduct profitable business activities. Current revenues have been reduced to zero in contemplation of new business opportunities being sought by the Registrant.

Year 2000 Compliance

     As of the date this report was to have been filed with the Commission, there were serious concerns about the effects the transition from the 1900s to the 2000s would have on computer programs designed to ignore the first two digits of each year in determining operating periods. As a result, the Commission required Registrant's to report on their states of readiness to face potential year 2000 problems. The following disclosure would have been accurate prior to January 1, 2000:

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Registrant does not currently own any computer equipment and thus would not be subject directly to any problems associated with such Year 2000 problems. It currently uses computer equipment provided by its management and consultants, none of which would be materially affected by Year 2000 software and hardware problems. However, in the event it makes a material acquisition, such problems could affect the acquired entity's operations and, to the extent that the problem affects national communications, financial or utility businesses in general, the Registrant, like other businesses could be adversely affected. In the event that the Registrant experiences Year 2000 related problems, it would be forced to expend such amounts of its working capital as might be necessary to correct the affected software and hardware systems and implement contingency plans.

     As a material subsequent event, no material year 2000 problems occurred as a result of the transition from the 1900s to the 2000s on computer programs designed to ignore the first two digits of each year in determining operating periods.

Liquidity and Capital Resources

     At September 30, 1998, the Registrant had a stockholders' deficiency of approximately $1,921,000. The Registrant's future operations and growth is dependent on its ability, with the assistance of Yankees, to raise capital for expansion and to implement its strategic plan. If the Registrant is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, the Registrant may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The Registrant has no other material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of the Registrant for its years ended September 30, 1998 and December 31, 1997 and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages numbered 40 through 67.

                         COLMENA CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF SEPTEMBER 30, 1998 AND

                          COMBINED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 1997

                         Colmena Corp. and Subsidiaries

                                    Contents

Page     41       Independent Auditors' Report

Page     42       Consolidated Balance Sheet as of September 30, 1998

Page     43      Statements of Operations for the Years Ended September 30,
                 1998 (Consolidated) and 1997 (Combined)

Page     44      Statements of Changes in Stockholders' Equity (Deficiency) for
                 the Years Ended September 30, 1998 (Consolidated) and 1997
                 (Combined)

Pages    45 - 46 Statements of Cash Flows for the Years Ended September 30,
                 1998 (Consolidated) and 1997 (Combined)

Pages    47 - 67 Notes to Financial Statements as of September 30, 1998 and 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Colmena Corp.

     We have audited the accompanying consolidated balance sheet of Colmena Corp. and subsidiaries as of September 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The combined financial statements of Colmena Corp. and affiliated companies as of September 30, 1997, were audited by other auditors whose report dated January 23, 1998, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colmena Corp. and subsidiaries as of September 30, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying 1998 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' and working capital deficiency that raise substantial doubt about its ability to continue as a going concern. In addition, through the discontinuance of operations and the sale of subsidiaries, the Company has ceased all operations. (See Notes 12, 18 and 19) Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           /s/WEINBERG & COMPANY, P.A.

Boca  Raton,  Florida  July 31,  1999
except for Notes 17 and 19 as to which the date is March 17, 2000

                         COLMENA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998

                                     ASSETS

CURRENT ASSETS

         Cash                                           $               6,287
         Accounts receivable-net                                        9,664
         Investment in stock                                            3,400
         Other current assets                                           4,377
                                                                  -------------

                  Total Current Assets                                 23,728
                                                                   ------------
PROPERTY AND EQUIPMENT

         Furniture and equipment                                       25,589
         Less: Accumulated depreciation                               (2,729)
                                                                   ------------
                  Total Property and Equipment                         22,860
                                                                   ------------

OTHER ASSETS

         Equipment to be repossessed under security
                agreement, net of impairment                          275,000
                                                                   ------------

TOTAL ASSETS                                             $            321,588
------------                                                       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

         Cash overdraft                                  $              84,386
         Accounts payable and accrued expenses                         403,697
         Notes payable - non-related parties                           443,423
         Notes payable - related parties                               281,288
         Net liabilities of discontinued operations                  1,007,834
                                                                   -----------

                  Total Current Liabilities              $          2,220,628
                                                                   -----------

LONG-TERM LIABILITIES

         Notes payable - non-related parties                           16,419
         Notes payable - related parties                                5,843
                                                                   ------------
                  Total Long-term Liabilities            $              22,262
                                                                   -----------

         TOTAL LIABILITIES                               $          2,242,890
                                                                   -----------
STOCKHOLDERS' DEFICIENCY

         Common stock, $0.01 par value; 20,000,000 shares authorized;
                  7,741,697 shares issued and outstanding $            77,417
         Additional Paid-In Capital                                14,614,351
         Accumulated deficit                                      (16,613,070)
                                                                   -----------
        Total Stockholders' Deficiency                    $        (1,921,302)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $           321,588
                                                                  =============


               See accompanying notes to financial statements.

                         COLMENA CORP. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                 (Consolidated)          (Combined)
                                                                     1998                   1997
                                                                     ----                   ----

NET REVENUE                                                   $     10,344,480     $       1,266,414

COST OF REVENUE                                                      3,164,474               896,220
                                                                 -------------             -----------

GROSS PROFIT                                                         7,180,006               370,194
                                                                  -------------            -----------

OPERATING EXPENSES

         Compensation expense                                          674,582                    -
         Amortization and depreciation                                 283,070                    -
         Consulting                                                 12,481,200                    -
         Professional and legal fees                                   946,947                    -
         Provision for doubtful accounts and receivable              5,453,907                    -
         Selling, general and administrative                           842,570                39,516
                                                                   ------------            -----------

         Total Operating Expenses                                   20,682,276                39,516
                                                                   ------------            -----------

INCOME (LOSS) FROM OPERATIONS                                      (13,502,270)              330,678
                                                                   ------------            ------------
OTHER EXPENSES

         Interest expense-net                                        (120,414)                    -
         Loss on impairment of assets                              (1,717,491)                    -
                                                                  -------------            -----------

         Total Other Expenses                                      (1,837,905)                    -
                                                                   -----------             ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (15,340,175)               330,678
                                                                   ------------            -------------
LOSS FROM DISCONTINUED OPERATIONS

         Loss from Operations                                      (1,379,547)              (119,522)
         Loss on Disposal                                            (104,504)                   -
                                                                 --------------            -------------

                  Total Loss From Discontinued Operations          (1,484,051)              (119,522)
                                                                  -------------            -------------

NET INCOME (LOSS)                                                $(16,824,226)               211,156
                                                                  -------------            -------------

NET INCOME (LOSS) PER COMMON SHARE -  BASIC AND DILUTED          $      (2.64)                  0.05
                                                                 ==============            =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

BASIC AND DILUTED                                                   6,366,877              4,310,000
                                                                 ==============            =============

            See accompanying notes to financial statements.

                         COLMENA CORP. AND SUBSIDIARIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY (DEFICIENCY)
          FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997, RESPECTIVELY


                                                              Additional        Retained
                                  Common Stock                Paid-in           Earnings
                           Shares           Amount            Capital           (Deficit)            Total

Balance, June 1, 1997
(Date of Inception)        4,310,000        $43,100           $  (43,100)       $       -        $         -

Contributions                      -              -                2,000                -              2,000

Net income, June 1, 1997
to September 30, 1997              -              -                    -          211,156            211,156
                           ----------     ----------          ------------      -----------      ------------

Balance,
September 30, 1997         4,310,000         43,100              (41,100)         211,156            213,156

Recapitalization:
Balance, Pre-merger

Sports Guard, Inc.           645,192          6,452               595,709       (721,041)           (118,880)
Reclassification of
Sports  Guard, Inc.'s
Retained Earnings                  -             -               (721,041)       721,041                   -
                           ----------      ---------           -----------      -----------      ------------
                           4,955,192         49,552              (166,432)       211,156              94,276
Common stock issued to
Consultants:               1,646,500         16,465             7,694,735              -           7,711,200

Exercise of options          640,000          6,400             1,273,600              -           1,280,000

Common stock issued in
exchange for equipment       300,000          3,000               307,935              -             310,935

Common stock issued in
exchange for BTS Assets      100,000          1,000               (51,000)             -             (50,000)

Common stock issued for
cash                         100,000          1,000               299,263              -             300,263

Goodwill resulting from
BTS purchase                      -               -               356,250              -             356,250

Stock options issued to:
         consultants              -               -             4,770,000              -           4,770,000
         employees                -               -               130,000              -             130,000

Net loss 1998                     -               -                 -           (16,824,226)     (16,824,226)
                          -------------    ----------           -------------   ------------    --------------
Balance,
September 30, 1998         7,741,692       $ 77,417           $14,614,351       $(16,613,070)   $ (1,921,302)
                          ============     ==========           =============   =============   ==============

                 See accompanying notes to financial statements.

                         COLMENA CORP. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                      (Consolidated)            (Combined)
                                                                        1998                      1997
                                                                        ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss)                                              (16,824,226)            $ 211,156

         Adjustments to reconcile net income (loss) to net

         Cash provided by (used in) operating activities:

                  Depreciation                                               21,045                     -
                  Amortization                                              330,051                82,538
                  Provision for doubtful Accounts                         5,453,907                     -
                  Write-off of due from stockholder                         115,483                     -
                  Loss on impairment of customer base                     1,232,946                     -
                  Write-down of inventory to net realizable value           110,196                     -
                  Write-down of goodwill                                    365,401                     -
                  Impairment loss on marketable Securities                   73,610                     -
                  Loss on disposal of PP&E                                  104,700                     -
                  Loss on impairment of equipment to be repossessed         410,935                     -
                  Stock and options issued to consultants                12,611,200                     -

         Changes in operating assets and liabilities:
                  (Increase) decrease in:
                           Accounts receivable                           (4,728,091)             (459,709)
                           Third party settlement receivable                 51,829               (51,829)
                           Inventories                                            -              (131,945)
                           Deposits                                           9,624                (9,624)
                           Prepaid customer base                                  -              (283,525)
                           Other current assets                             178,121                     -
                           Net assets of discontinued operations            105,035                     -
                           Cash overdraft                                    84,386                     -
                           Accounts payable and accrued expenses           (544,977)              212,006
                           Deferred revenue                                 (22,993)               22,993
                           Net liabilities of discontinued operations       949,524                     -
                                                                        -------------           ------------

TOTAL ADJUSTMENTS                                                        16,911,932              (619,095)
                                                                        -------------           ------------
         Net cash provided by (used in) operating activities                 87,706              (407,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in Business Technology Systems, Inc.,
                  Net of cash acquired                                      (29,727)                    -
         Purchase of property and equipment                                 (38,322)              (50,100)
         Purchase of equipment to be repossessed                           (100,000)                    -
         Loan to stockholder                                               (115,483)                    -
         Purchase of customer base                                       (1,275,204)                    -
                                                                        -------------           -------------
         Net cash used in investing activities                           (1,558,736)              (50,100)

                 See accompanying notes to financial statements.

                                             Page 45

                         COLMENA CORP. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                      (Consolidated)            (Combined)
                                                                        1998                      1997
                                                                        ----                      ----

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings (Repayment) on notes to related parties              $(173,930)               461,061
         Proceeds from borrowings - non-related parties                     65,962                      -
         Proceeds from issuance of common stock                          1,580,263                  2,000
                                                                        ------------            ------------
         Net cash provided by(used in) financing activities              1,472,295                463,061
                                                                        ------------            ------------

NET INCREASE IN CASH                                                         1,265                  5,022

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               5,022                      -
                                                                        ------------             -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $    6,287                $ 5,022
                                                                        ============            =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During 1998, the Registrant purchased telecommunications equipment for $685,935 which included non-cash consideration of a $275,000 note payable and 300,000 shares of common stock valued at $310,935.

     Pursuant to the recapitalization (See Note 1(A)), the Registrant assumed $118,880 of liabilities.

     In February 1998, the Registrant issued 100,000 shares of common stock as part of the total consideration to acquire the net assets of Business Technology Systems, Inc. (See Note 9)

                 See accompanying notes to financial statements.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997

Note 1   Summary of Significant Accounting Policies and Organization

(A)  Description of Business

     Colmena Corp. (the "Registrant"), formerly known as Sports-Guard, Inc., is a Delaware corporation that through its subsidiaries was engaged in various industries. Through its subsidiary T2U Co. (formerly known as RCP Enterprises Group, Inc.), which was doing business as RCP Communications Group, Inc. ("RCP") and through its subsidiary, TechTel Communications, Inc. ("TechTel"), the
Registrant was engaged in the business of marketing and distributing telecommunications services. Through its subsidiary, Business Technology Systems, Inc., ("BTSF") whose operations were discontinued in 1998 (See Note
12), the Registrant was in the business of selling computer equipment. In addition, the Registrant was in the business of manufacturing and distributing premium hand-rolled cigars through its subsidiary, Tio Mariano Cigar Corp. ("Tio"), whose operations were discontinued in 1998 (See Note 12). In March 1999, the Registrant transferred one hundred percent of its subsidiaries, RCP and BTSF to its president and principal stockholder in a transaction accounted for as a sale. In November 1999, the Registrant sold its subsidiary, TechTel [See Note 19(B)].

     On November 10, 1997, RCP was acquired by Sports-Guard, Inc., a public traded company, which had no operations as of the merger date. Sports-Guard, Inc. issued 3,000,000 shares of common stock to complete the acquisition. Also, on November 10, 1997, Tio was acquired by Sports-Guard, Inc. for the issuance of 1,310,000 shares of stock. The transactions are treated for accounting purposes as a recapitalization of the Registrant at historical cost.

     All share quantities and per share data in the accompanying financial statements have been retroactively restated for the recapitalization.

     During 1998 the Registrant's operations were significantly impacted from the bankruptcy of its sole service bureau. (See Note 2)

(B)  Principles of Consolidation and Combination

     The 1998 consolidated financial statements include the accounts of The Registrant. and its subsidiaries RCP, BTSF, Tio and TechTel. All significant intercompany balances and transactions have been eliminated in consolidation.

     The 1997 financial statements have been presented on a combined basis, which represents as the Registrant, the Registrant's owned affiliates RCP and Tio. Significant intercompany balances and transactions have been eliminated in combination.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

(C)  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D)  Cash and Cash Equivalents

     For purpose of the cash flow statements, the Registrant considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

(E)  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets of five to seven years.

(F)  Investments

     The Registrant accounts for investments in marketable equity securities in accordance with Statement of Financial Accounting Standards Number 115 "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are characterized by the Registrant's intent to sell them in the near term, while available-for-sale securities are those securities that do not qualify as trading securities. Trading securities are carried at fair value, with unrealized trading gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

(G)  Long Term Investments

     The Registrant accounts for investments in non-marketable equity securities in accordance with Accounting Principles Board Opinion Number 18 ("Accounting Principles Board Opinion 18") and related interpretations. Under Accounting Principles Board Opinion 18, investments in corporate joint ventures and other common stock of less than 20% are generally accounted for using the cost method while investments between 20% and 50% are generally accounted for using the equity method.

     Under the cost method, investments are recorded and reported at original cost until they are partially or entirely disposed of or the original cost value has been impaired. Under the equity method, the investment is recorded at original cost and periodically increased (decreased) by the investor's proportionate share of earnings (losses) of the entity invested in and decreased by all dividends received by the investor from the entity invested in.

     During November 1998, the Registrant received a dividend in the form of common stock of another corporation on the investments in the 10,000 shares acquired in the sale of Tio (See Notes 1(F), 5 and 12). The stock dividend was in effect a spin-off of a subsidiary of the publicly held company. The stock dividend received was recorded at its original cost of zero.

(H)  Revenue Recognition and Cost of Revenue

     The Registrant recognizes revenue, less an amount for uncollectible accounts, based upon their experience and others in the long distance service calling cards industry, and related costs from the selling of their long distance telephone service calling cards at the expiration of its use, generally thirty days or end of month. Until the thirty-day period has passed, the Registrant defers all revenues and costs.

(I)  Third Party Receivable

     The Registrant's service bureau, responsible for the billing and collections of the net receivables from the local exchange carriers operates under a retrospective payment system. The Registrant records a third party settlement receivable for its estimates of amounts to be received from the service bureau as it settles with the local exchange carriers in future months. Final settlements are usually made six to eight months subsequent to original billing and are subject to reasonable estimates by management and are reported in the financial statements in the period in which the phone services are rendered. Differences between the estimates originally reported in the financial statements and final settlements are included in the statement of income in the period the settlements are made. (See Note 2)

(J)  Income Taxes

     The Registrant accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement Number 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K)  Per Share Data

     Net income (loss) per common share for the years ended September 30, 1998 and 1997 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128, "Earnings Per Share". There were no common stock equivalents at September 30, 1997. The assumed exercise of common stock equivalents was not utilized in 1998 since the effect was anti-dilutive. At September 30, 1998, there were 1,860,000 options outstanding, which could potentially dilute future earnings per share.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)


(L)  Stock Options

     In accordance with Statement of Financial Accounting Standards Number 123, the Registrant has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion Number 25 and related interpretations. The Registrant accounts for stock options issued to consultants and other non-employees under the fair value method of Statement of Financial Accounting Standards 123.

Note 2   Accounts Receivable

     Accounts receivable were as follows at September 30, 1998:

Accounts receivable                                  $  5,919,366
Allowance for doubtful accounts                        (5,909,702)
                                                       -----------
                                                     $      9,664
                                                       ===========

     At September 30, 1998, approximately 95% of accounts receivable was due from one customer, International Telemedia Associates, Inc. ("ITA"). Of that amount, $1,298,933 was a hold back receivable to cover charge backs. In September 1998, ITA was placed into involuntary bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code [See Note 17(B)]. As it is unlikely that these accounts receivable will be collectible, the allowance for doubtful accounts includes a 100% allowance of $5,600,710 for this receivable. [See Note 1(I)]

Note 3   Property and Equipment and Other Assets

     Property and equipment at September 30, 1998 consisted of the following:

Office furniture                                     $    2,784
Computer and office equipment                            12,828
Computer software                                         9,977
Less accumulated depreciation                            (2,729)
                                                        -------
                                                     $   22,860
                                                        =======

     Depreciation expense for the year ended September 30, 1998 was $21,045, of which $19,765 is part of discontinued operations, and $1,280 is included in continuing operations. Certain telecommunications equipment totaling $275,000 at September 30, 1998 was not in use and was recorded as equipment to be repossessed under security agreement, net of impairments.

     The Registrant applies Statement of Financial Accounting Standards Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In evaluating the potential impairment of Property & Equipment as of September 30, 1998, the Registrant determined that a portion of the carrying amount of the telecommunications equipment, originally recorded at a cost of $685,935, was not recoverable. The equipment was therefore written down to its net realizable value of $275,000. Accordingly, an impairment loss of $410,935 has been recorded which is included in other expenses on the statement of operations. (See Note 10) On October 1, 1999 the Registrant received a Notice of Proposal to Retain Collateral pursuant to the Security Agreement of August 14, 1998 in full satisfaction of the obligation secured by the Security Agreement totaling $275,000 at September 30, 1998 [See Note 6 and 19(H)].

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

Note 4   Amortizable Customer Base

     The Registrant purchases customer databases from third parties. These databases are used to market the Registrant's service plans. These databases, which are not re-saleable are amortized over a 12 month period. During 1998, a subsidiary of the Registrant acquired a customer database for $1,476,191 which was amortized through September 30, 1998. Since the subsidiary ceased operations and there was no use in its business plan for the customer base, nor was it saleable, the Registrant has written off the remaining $1,232,946 net carrying value of this asset, which has been included as an impairment loss in other expenses. Amortization for the period prior to write-off was $243,245.

Note 5   Investment in Stock

     The Registrant's investment in stock represents 10,000 shares of common stock of a publicly held company received in exchange for the sale of Tio's assets (See Note 12). These equity securities have been classified as available-for-sale securities and accordingly, are carried at their fair value based upon the quoted market prices as of September 30, 1998. The investment had suffered considerable losses from the date of acquisition to the balance sheet date. As the quoted stock price showed a further decline in the market value subsequent to the balance sheet date, and no indication for recovery, the decline through September 30, 1998 was considered an other-than-temporary impairment in accordance with Statement of Financial Accounting Standards 115. Accordingly, a loss on impairment of stock aggregating $73,610 has been included in other expenses as part of the loss on impairment of assets.

     The composition of investments at September 30, 1998 is as follows:

                                                              Fair
                                            Cost              Value

Common stock                                $77,010           $ 3,400
                                            --------          --------
Total investments                           $77,010           $ 3,400
                                            ========          ========

     Loss on Impairment of stock for the year ended September 30, 1998 was as follows:

        Loss on Impairment of stock                     $73,610
                                                        =======

Note 6   Notes Payable - Non-related Parties

     The following schedule reflects loans payable to non-related parties at September 30, 1998:

     Note payable to non-related party, original principal $290,000, interest at 30% per annum,  due on October 17, 1999,  payable in monthly  principal and interest installments of $16,829, secured by all of RCP present and future accounts  receivable and related  rights,  guaranteed by Richard C. Peplin, Jr.
     ("Mr. Peplin")and David DiBenedetto                                $184,842

     Note payable to related party,  interest at 9% per annum,
     maturing  August 14, 1999, payable in monthly principal
     and interest installments secured by telecommunications
     equipment. In default and due immediately. On October 1,
     1999 the  Registrant  received  Notice of Proposal to
     retain  collateral in full satisfaction of this note.
     (See Notes 3, 10 and 19[H]);                                       $275,000
                                                                       ---------
                                                                        459,842
                Less current maturities                                 443,423
                                                                        --------
         Notes Payable- Nonrelated Parties- Long Term                  $ 16,419
                                                                        ========

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

Note 7   Notes Payable - Related Parties

     The following schedule reflects loans payable to related parties at September 30, 1998:

     Note payable to related party, interest at 10% per annum, due and payable on July 30, 1999. Holder may convert any portion of the principal balance into shares of the Registrant's common stock at a conversion price of $0.40 per share. In default as of August 1, 1999;

                                                                        $82,500

     Note payable to related party, original principal $50,000, interest at 30% per annum,  maturing  October 17, 1999,
     payable in monthly  principal  and interest  installments
     of $2,805, secured by all RCP present and future accounts
     receivable  and related  rights, guaranteed by Mr. Peplin.
     In default and due immediately;                                    $34,177

     Note payable to related party, original principal $40,000, interest at 30% per annum,  maturing  October 17, 1997,
     payable in monthly principal and interest  installments
     of $2,237  secured  by all RCP  present and future accounts receivable  and related  rights, guaranteed by Mr. Peplin.
     In default and due immediately;                                    $26,147

     Note payable to related party, original principal $80,000, interest at 30% per annum,  maturing  October 17, 1999,
     payable in monthly  principal and interest  installments
     of $4,883,  secured by all RCP present and future accounts
     receivable and related rights, guaranteed by Mr. Peplin;           $53,628

     Note payable to related party, original principal $100,000, interest at 30% per annum,  maturing  October 17, 1999,
     payable in monthly  principal  and interest  installments
     of $5,945,  secured by all RCP  present and future accounts receivable, guaranteed by Mr. Peplin.  In default and due
     immediately;                                                       $78,517

     Note payable to related party, original principal $20,000, interest at 30% per annum,  maturing  October 19, 1999,
     payable in monthly  principal and interest  installments
     of $1,107, secured by all RCP present and future accounts
     receivable and related rights, guaranteed by Mr. Peplin;           $12,162
                                                                        287,131
         Less current maturities                                        281,288
                                                                      ----------
         Notes Payable - Related Parties - Long-Term                    $ 5,843
                                                                      ==========

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

Note 8 Loan Agreement and Extension Agreement with Deutsche Financial Services Corporation

     On or about February 26, 1997 (the "Effective Date"), an agreement, as amended, for wholesale financing (the "Loan Agreement") was entered into between Deutsche Financial Services Corporation and Business Technology Systems, Inc. (the "Borrower"), Madhu Sethi, Ila Sethi, Mr. Peplin, and the Registrant (the "Guarantors"). The Loan Agreement provided for inventory financing for the Borrower. The loans made under the Loan Agreement have been secured by a first priority perfected lien and security interest in all of Borrower's assets, rights, and proceeds thereof, owned at the Effective Date or thereafter acquired by the Borrower. The loan was also guaranteed by the parent, The Registrant. As of August 19, 1998, the Borrower was in default of payments. As of August 19, 1998, the amount of past due obligations totaled approximately $112,000, and the total indebtedness including accrued interest was approximately $350,000 (See
     Note 9).

     On August 19, 1998, an extension agreement (the "Extension Agreement") was entered into between Deutsche Financial Services Corporation and Business Technology Systems, Inc. (the "Borrower"), Madhu Sethi, Ila Sethi, Mr. Peplin and the Registrant (the "Guarantors"). (See further discussion regarding the repudiation of this extension agreement in succeeding paragraph.) The Extension Agreement extended the terms of the Agreement (see above) entered into on February, 26 1997, as amended, and extended the payment of the debt, including past due obligations. Under the terms of the Extension Agreement, the Borrower acknowledged an indebtedness due to Deutsche Financial Services Corporation of $348,858 representing principal as of August 14, 1998 of $345,474, interest charges of $3,384 through July 31, 1998, additional interest charges from August 1, 1998 at the per annum rate of Prime plus 6.5%, and fees and expenses incurred by Deutsche
     Financial Services Corporation (the "Debt"). In addition, the Borrower agreed to surrender its inventory to Deutsche Financial Services Corporation for the purpose of its liquidation and application to the Debt as of the date of the Extension Agreement. Under the repayment terms, the Debt was to be paid on or before September 15, 1998 by the Borrower or the Guarantors. Furthermore, the Borrower and the Guarantors agreed to the entry of a consent arbitration award for the total Debt as described above.

     As of September 30, 1998, the remaining debt totaled approximately $331,000 and is included in the balance sheet in net liabilities of discontinued operations [See Note 12(B)]. At that date, the Borrower was in default of the payment of the Debt pursuant to the Extension Agreement. Subsequent to the balance sheet date, Deutsche Financial Services Corporation filed a Consent Arbitration Award based upon alleged breach of the Extension Agreement. Due to matters relating to the execution of the Consent Arbitration Award, the Registrant repudiated its signing of the extension agreements and has taken the position that the Consent Arbitration Award entered pursuant to the extension agreement is not legally binding [See Notes 17(D) and 19(D)].

Note 9   Purchase of Assets and Liabilities of Business Technology Systems, Inc.

     Effective February 19, 1998, the Registrant and its wholly-owned subsidiary, RCP, (the "Buyer") entered into an agreement with Business Technology Systems, Inc., to acquire the assets and assume the liabilities of Business Technology Systems, Inc.. As consideration for the purchase, the Buyer agreed to pay $100,000 in cash and to issue 100,000 restricted shares of the Registrant's common stock. The agreement was later amended to lower the cash portion of the purchase price to $50,000 from $100,000. For financial reporting purposes, the Registrant's common stock issued pursuant to the acquisition was valued at $306,250. From February 19, 1998, Business Technology Systems, Inc. operated as a defacto corporation until the articles of incorporation were filed in the State of Florida on May 15, 1998. All assets and liabilities were pushed down to the subsidiary using push-down accounting.

     The purchase was recorded under the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. The fair market value of the net assets acquired was a net liability of $57,412 resulting in the recording of goodwill totaling $413,662.

     As of September 30, 1998, the Registrant discontinued operations of BTSF and wrote down any unamortized goodwill to its net realizable value of zero [See Notes 8 and 12 (B)].

Note 10  Purchase of Telecommunications Equipment

     Effective May 19, 1998, the Registrant entered into an agreement with an individual doing business as Associated Industries (the "Seller"), a California Corporation, to purchase telecommunications equipment. As consideration for the equipment, the agreement stipulated a total payment of $375,000 and the issuance of 300,000 shares of the Registrant's common stock. Of the total of $375,000, the Registrant agreed to pay $100,000 in cash and issue a 24 month secured promissory note for $250,000, at an annual interest rate of 9%, payable and due on August 14, 1999. The remaining $25,000 was agreed to be covered by a credit issued by an affiliate of the Seller. As the latter never occurred the Registrant still owes the seller an additional $25,000 which has been added to the total outstanding promissory note balance of $250,000 (See Note 7).

     The equipment was recorded under the purchase method of accounting for an aggregate $685,935 consisting of the common stock issued with a value of $310,935 based upon the discounted trading price of the Registrant's common stock on the transaction date, a note payable of $275,000 and a cash payment of $100,000.

     The equipment was written down to its net realizable value of $275,000 at September 30, 1998 (See Note 3). On October 1, 1999 the Registrant received Notice to Retain Collateral regarding this equipment in full satisfaction of the $275,000 of related debt [See Note 3, 7 and 19(H)].

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

Note 11  Advances Pursuant to Stock Purchase Agreement

     Pursuant to a stock purchase agreement (the "Agreement") dated May 8, 1998, whereby the Registrant was to acquire 100% of the issued and outstanding common stock of World Long Distance, Inc., Telenet International, Inc. and Telecuba, Inc. (the "Sellers"), the Registrant advanced the Seller $304,000. The Agreement was never consummated and the Registrant has been unable to collect the $304,000. Accordingly, an allowance for non-collect ability has been established for $304,000 at September 30, 1998, resulting in a provision for bad debts in 1998 for the same amount.

Note 12  Discontinued Operations

     During 1998 the Registrant discontinued operations of two of its subsidiaries; Tio [See Note 12 (A) below] and BTSF [See Note 12 (B) below]. The net liabilities of discontinued operations which are shown as a separate line item in the Balance Sheet as of September 30, 1998 comprise the following:

Net liabilities of discontinued operations:

         Tio                        $         288,783
         BTSF                                 719,051
                                            ---------
         Total                      $       1,007,834
                                            ---------

     The loss from discontinued operations reported separately in the Statement of Operations for the years ended September 30, 1998 and 1997 is comprised of the following amounts:

Loss from discontinued operations:               1998                   1997

         Loss from Operations

         Tio                              $   (172,599)      $        (119,522)
         BTSF                               (1,206,948)                      -
                                           -------------        ----------------
         Total Loss from Operations         (1,379,547)               (119,522)
                                           -------------        ----------------
         Loss on Disposal

         Tio                              $   (104,504)      $               -
                                           -------------        ----------------
         Total Loss on Disposal           $   (104,504)      $               -
                                           -------------        ----------------
Total Loss from Discontinued Operations   $ (1,484,051)      $        (119,522)
                                           -------------        ----------------
(A)      Discontinued Operations - Tio

     On February 8, 1998 (the "Measurement Date") management decided to discontinue operations of the Registrant's subsidiary, Tio, which was in the business of manufacturing and distributing premium hand-rolled cigars. Effective March 1, 1998 (the "Disposal Date"), the Registrant sold the inventory and fixed assets of Tio to Dominican Cigar Corporation, ("Dominican") a publicly held corporation, in exchange for 10,000 restricted shares (300,000 restricted pre-split shares) of Dominican. At the time of the exchange the Dominican shares had a market value of $77,010. (See Note 5). The book value of the assets exchanged exceeded the value of the stock. Accordingly, a loss on disposal under discontinued operations of $85,176 was recorded. In addition, the loss on operations incurred from the Measurement Date to the Disposal Date totaling $19,328 has been included in the loss on disposal under discontinued operations. The loss from operations of $172,599 for the period up to the Measurement Date is shown as loss from operations under discontinued operations.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

     Net assets and liabilities of Tio's discontinued operations have been classified as current. A summary of the net liabilities of Tio's discontinued operations is as follows:

Cash                                                 $        1,376
Notes payable - related parties                            (168,333)
Due to related party                                        (30,000)
Due to Shareholder                                          (91,826)
                                                        -------------
Net liabilities of discontinued operations           $     (288,783)
                                                        =============

(i)     Notes Payable

         The following schedule reflects notes payable at September 30, 1998 related to the discontinued segment Tio:

     Note  payable to related  party  interest at 10% per annum,
     due on demand, unsecured;                                         $10,000.

     Note  payable to related  party  interest at 10% per annum,
     due on demand, unsecured;                                         $10,000.

     Note  payable to related  party  interest at 10% per annum,
     due on demand, unsecured;                                         $10,000

     Note  payable to related  party  interest at 10% per annum,
     due on demand, unsecured;                                         $15,000.

     Note  payable to related  party  interest at 10% per annum,
     due on demand, unsecured;                                         $40,000.

     Note  payable to related  party  interest at 10% per annum,
     due on demand, unsecured;                                         $50,000.

     Note  payable to related  party  interest at 10% per annum,
     due on demand, unsecured,                                         $33,333.
                                                                        --------

      Notes Payable - Related Parties - Current                       $168,333
                                                                        ========

(B)      Discontinued Operations - Business Technolgy Systems, Inc.

     On September 30, 1998 the Registrant's management decided to discontinue operations of its subsidiary, BTSF. The loss from operations of $1,206,948 for 1998 is shown as loss from operations under discontinued operations (See Note
9).

     Net assets and liabilities of BTSF's discontinued operations have been classified as current. A summary of the net liabilities of BTSF's discontinued operations is as follows:

Cash                                        $      1,666
Accounts receivable - net                         12,805
Inventory                                              -
Property and Equipment                                 -
Cash overdraft                                    (1,148)
Loan payable (See Note 8)                       (331,000)
Accounts payable                                (401,374)
                                                ----------
Net liabilities of discontinued operations  $   (719,051)
                                                ==========

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)


(i)      Accounts receivable

         Accounts receivable were as follows at September 30, 1998:


Accounts receivable                        $     127,823
Allowance for doubtful accounts                 (115,018)
                                               ---------
                                           $      12,805
                                                ========
(ii)     Inventory

         Inventory was as follows at September 30, 1998:

Inventory                                               $     34,094
Allowance to reduce inventory to market                      (34,094)
                                                        -------------
                                                        $          -
                                                        =============

     Because of the discontinuance of BTSF operations, its inventory as of September 30, 1998 totaling $34,094 had no current use in its business plan. The Registrant determined that the inventory could not be sold and therefore had no market value. Accordingly, the Registrant has written down the inventory to its net realizable value of zero and included the loss in the loss from operations under discontinued operations.

(iii)    Property and Equipment

     The Registrant applies Statement of Financial Accounting Standards Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In evaluating the potential impairment of Property & Equipment as of September 30, 1998, the Registrant determined that office equipment and furniture totaling $71,235 had no current use in the business plan of BTSF because of the discontinuance of its operations, and was not saleable. Accordingly, the Registrant has written down the remaining net carrying value by recording an impairment loss of $71,235 which has been included in the loss from discontinued operations.

Note 13  Income Taxes

     RCP was formed as a limited liability company with total capital of $1,000.

     Tio was incorporated as a C Corporation, with 850 shares of common stock and contributed capital of $1,000.

     Tio incurred a loss for the period of July 1, 1997 to September 30, 1997 and has a net operating loss of approximately $119,500, which can be carried forward, subject to certain limitations for 15 years. At September 30, 1997, a deferred tax asset of approximately $36,000 was recorded. Because of the uncertainty surrounding this asset, a valuation allowance for $36,000 was also recorded at September 30, 1997. RCP is a limited liability company and was taxed as a partnership until November 10, 1997, the date of the merger. There was no current income tax provision for the year ended September 30, 1998 due to the Registrant's net loss.

     The Registrant's tax expense differs from the "expected" tax expense for the year ended September 30, 1998 (computed by applying the Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

Computed "expected" tax expense (benefit)            $         5,720,237
Non-deductible stock based compensation                       (4,243,608)
Effect of net operating loss carry forwards                   (1,476,629)
                                                        -----------------
                                                     $                 -
                                                        =================

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 31, 1998 are as follows:

Deferred tax assets:
Net operating loss carryforward                      $        1,476,629
Stock based compensation                                      4,243,608
                                                        -----------------
Total gross deferred tax assets                               5,720,237

Less valuation allowance                                     (5,720,237)
                                                        ----------------
Net deferred tax assets                              $               -
                                                        ================

     At September 30, 1998 the Registrant had net operating loss carry forwards of approximately $4,343,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2019.

     In assessing the realizability of the deferred tax assets management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Registrant's reorganization [See Note 19(B)] and the ceasing of all operations it is more likely than not that the deferred tax assets will not be realized.

     The valuation allowance at September 30, 1997 was $36,000. The net change in the valuation allowance was an increase of $5,684,237.

Note 14  Stock Options

(A)      Stock Option Plan

         On February 27, 1998 the Board of Directors of the Registrant adopted the 1998 Stock Option Plan (the "Plan") to provide added incentive for high levels of performance to officers, directors, employees, consultants, and independent contractors of the Registrant. Options granted under the plan are designed either as incentive stock options or as non-qualified stock options. The plan will terminate on February 27, 2008, unless previously terminated.

     The Stock Option Plan authorizes options up to an aggregate of 600,000 shares of the Registrant's common stock. The Registrant grants non-qualified and incentive stock options. Non-qualified options may be granted to officers, employees, directors, consultants, independent contractors or other service providers of the Registrant at an exercise price determined by the Registrant's Board of Directors (the "Committee") which shall be at least equal to 85% of the fair market value of the common stock at the date of the grant. Incentive stock options may only be granted to officers, employees, and directors, who are also employees of the Registrant at an exercise price determined by the Committee which shall not be less than 100% of the fair market value of the common stock at the date of grant and may not be less than 110% of the fair market value of the common stock at the date of grant if granted to an individual owning more than ten percent of the total combined voting power.

     Options are exercisable at dates and conditions determined by the Committee at the time of grant. However, an option shall not be exercisable after the expiration of 10 years from the date it is granted. In the case of incentive stock options the term may not exceed five years if granted to an option holder owning more than ten percent of the total combined voting power. Through the date of this report no stock options have been granted.

(B)      Stock Options Granted to Consultant

     On February 25, 1998, the Registrant issued 1,500,000 common stock options at an exercise price of $2.00 per share to a consultant as consideration for services. The options vested and became exercisable over a period of 10 months. The option period will terminate on the second anniversary from the effective date of the agreement. As of September 30, 1998, the consultant had exercised 640,000 options [See Note 16 B(i)].

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

     The Registrant applies the fair market value method of Statement of Financial Accounting Standards 123 in accounting for stock options issued to consultants. Accordingly, consulting expense of $4,770,000 was recognized during 1998 for the 1,500,000 options issued.

(C)      Stock Options Granted to the Registrant's President

     On June 1, 1998, the Registrant issued 1,000,000 common stock options to the President and Chief Executive Officer of the Registrant under an employment agreement effective as of the same date. The options vest at a rate of 200,000 shares per year on each anniversary date of the employment agreement, and are exercisable at $6.00 per share for six years following the grant of such options. As of September 30, 1998, none of these stock options have been exercised [See Note 16(C)].

     In accordance with Statement of Financial Accounting Standards 123, for options issued to employees, the Registrant applies the intrinsic value method of Accounting Principles Board Opinion Number 25 and related interpretations in accounting for options issued. Accordingly, $130,000 was charged to compensation during 1998, since the fair market value of the common stock based upon the trading price at the grant date exceeded the exercise price by $0.13 per share. Had compensation cost been recognized based on the fair market value of the options on the grant date consistent with Statement of Financial Accounting Standards 123, the Registrant's net loss for the year ended September 30, 1998 would have been increased to the pro forma amounts as follows:

Net loss:
As reported                                 (16,824,226)
Pro Forma                                   (18,894,226)

Net loss per share:
As reported                              $        (2.64)
Pro Forma                                $        (2.97)

     The effect of applying Statement of Financial Accounting Standards 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

Note 15 Common Stock Registration Pursuant to Registration Statement on Form S-8

     On March 16, 1998, a total of 2,900,000 shares of common stock were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. The aggregate 2,900,000 shares comprises a total of 600,000 shares for stock options authorized under the 1998 Stock Option Plan [see Note 14 (A)], 1,500,000 shares for stock options issued to a consultant as of February 25, 1998 [see Notes 14(B) and 16 (B)(i)], and 800,000 shares as agreed per various consulting agreements as of November 10, 1997 [See
Note 16 B(ii)].

Note 16  Commitments and Contingencies

(A)      Year 2000 Issues

     The Registrant is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     As of the date of this report, the Registrant has either discontinued or divested of most of its operations and therefore has not addressed any Year 2000 issues.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

(B)      Consulting Agreements

         (i)      Consulting Agreement with SBV Corporation

     On February 25, 1998 (the "Effective Date"), the Registrant entered into a consulting agreement with SBV Corporation (the "Consultant"). The agreement was established for a term of twelve months from the Effective Date. The services provided by the Consultant primarily comprised the review of business operations of potential transaction candidates, initiation and negotiation on behalf of the Registrant to explore potential transactions, analysis and evaluation of the projected financial performance of the Registrant and the assistance in the negotiation of definitive purchase or financing agreements with any interest parties. As consideration for the services provided, the Registrant issued to the Consultant 1,500,000 options to purchase shares of the Registrant's common stock at an exercise price of $2.00 per share (See Note 14). As of March 16, 1998, these options and the underlying shares have been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8 (See Note 15). The options vested and became exercisable over a period of approximately 10 months with 250,000 of the options vesting after the September 30, 1998 balance sheet date on December 1, 1998. The option period will terminate on the second anniversary from the Effective Date of the agreement. As of September 30, 1998, the Consultant had exercised 640,000 options [See Note 14(B)].

         (ii)     Consulting Agreements with Various Consultants

     On November 10, 1997 (the "Effective Date"), the Registrant entered into five consulting agreements with various consultants. The agreements were established for terms ranging from twelve to thirty-six months from the Effective Date. One of these agreements was terminated as of April 28, 1998. One of the remaining consultants was engaged to perform marketing consulting services. The services provided by the other consultants mainly comprised the review of business operations of potential transaction candidates, initiation and negotiation on behalf of the Registrant to explore potential transactions, analysis and evaluation of the projected financial performance of the Registrant and the assistance in the negotiation of definitive purchase or financing agreements with any interest parties. As consideration for the services provided, the Registrant agreed to issue to the consultants an aggregate of 800,000 shares of the Registrant's common stock. As of March 16, 1998, these shares have been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-8. As of September 30, 1998, the Registrant had issued a total of 700,000 shares (See Note 14 and Note 15).

         (iii)    Investment Banking and Advisory Services Agreement

     On May 7, 1998 (the "Effective Date"), the Registrant entered into an Investment Banking and Advisory Services Agreement with Strategica Services Corporation ("Services Corp.") and Strategica Financial Corporation ("Financial Corp."). The agreement was established for a term lasting from the effective date of the agreement through April 30, 2003 (the "Expiration Date"). The services provided by Services Corp., or at it's option, by Financial Corp., primarily consists of (i) providing advice to the Registrant and assisting the Registrant with contract negotiations, business strategies, and, if applicable, required regulatory filings, (ii) providing the Registrant with advice relating to financing options, (iii) advising the Registrant with respect to potential public offerings and private placements of equity or debt securities, (iv) assisting the Registrant in preparing the required offering documents, (v) assisting the Registrant in identifying potential equity and/or debt investors,
(vi) providing advice to the Registrant with respect to potential marketing strategies, mergers, other acquisitions, reorganizations, recapitalizations or sales of assets, and (vii) providing advice in the structure of all business strategies and agreements. As consideration for the services provided, the Registrant agreed to pay a non-refundable due diligence review fee of $100,000 and a monthly fee to Services Corp. of $5,000 for the month of May 1998, $10,000 from June 1998 to May 1999, and $5,000 thereafter until the Expiration Date. In addition, the Registrant agreed to pay to Financial Corp. 5% and 3%, respectively, of the gross proceeds committed to the Registrant for equity sold and debt issued, respectively, and to Services Corp. 5% of the gross purchase price received in a sale of the Registrant or one of its subsidiaries, or affiliates and a debt restructuring fee of 10% of all debt restructured, converted to equity, or extended. Furthermore, the Registrant agreed to reimburse Services corp. and Financial Corp. for reasonable expenses paid. In addition, the Registrant agreed to provide Services Corp. and Financial Corp. with warrants for 25% of the common stock of the Registrant with full anti-dilution and registration rights.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)


         (iv)     Billing and Collection Contract

     On June 20, 1997 the Registrant entered into a 12 month Customer Billing and Collection Contract (the "Contract") with ITA whereby ITA was to provide processing billing and collection services relating to the Registrant's long distance telephone services. As stipulated in the contract, ITA had the right to reject, adjust or reserve for any submitted billings. ITA charges the Registrant fees based upon a per transaction schedule as stipulated in the Contract. In September 1998 ITA defaulted in its payments to the Registrant and subsequently entered into Chapter 7 bankruptcy [See Note 17(B)].

(C)      Employment Agreements

     On June 1, 1998 (the  "Effective  Date"),  the  Registrant  entered into an employment agreement (the "Agreement") with Mr. Peplin(the "Employee"), a principal shareholder, director and executive employee of the Registrant. The Employee was engaged as the President and Chief Executive Officer of the Registrant. The Agreement was established for a term of 5 years from the Effective Date. The Agreement contains a confidentiality clause and a non-competition clause. As consideration for the Employee's performance, the Registrant agreed to pay a base salary of $300,000 per year. In addition, the Registrant agreed to grant 1,000,000 options to purchase shares of the Registrant's common stock, vesting at a rate of 200,000 shares per year on each anniversary date of the agreement, at an exercise price of $6.00 per share and exercisable for 6 years following the grant of such options. As of September 30, 1998, no stock options have been exercised (See Note 14). On May 4, 1999 the employment contract was terminated [See Note 19(B)].

(D)      Wholesale Independent Contractor Agreement

     On August 8, 1997, RCP Enterprises Group, LLC entered into a wholesale independent contract agreement (the "Agreement") with Coronado Telecom. The Agreement was established on a month to month basis until terminated by either party upon at least thirty days prior written notice.

Note 17  Litigation

(A)      People of the State of Illinois versus RCP

     On March 19, 1998, the State of Illinois filed a complaint for injunctive relief and civil money penalties against RCP doing business as RCP. The complaint alleges that RCP and its co-defendant, ITA, a Georgia corporation violated the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the sale of prepaid calling cards to Illinois consumers by committing unfair or deceptive acts or practices. RCP was accused of having "purportedly advertised, solicited, offered for sale, sold, and distributed enhanced services to, among others, residents of Sangamon County, Illinois, and billed or caused Illinois consumers to be billed for such services." A final Judgment and Consent Decree has been executed by RCP. and has been submitted to the Attorney General's Office for signature. The Registrant's council anticipates that the Attorney General's Office will present the Decree to the Court in the near future for entry. The Consent decree essentially requires RCP. to follow proper State rules and regulations regarding business practices for telephone service providers and does not impose any monetary penalties or restitution by RCP based on RCP's statements that it is financially insolvent.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)
(B)      The Registrant. versus ITA

     In September 1998, ITA, defaulted in its payments to T2U Co., doing business as RCP, for services rendered to third parties, payment of which was collected by ITA. Thereafter, RCP and two other corporations, Psychic Discovery Network, Inc.,("PDN") a Delaware corporation affiliated to the Registrant through common ownership by the principal shareholder of PDN's parent, Viatech communications Group, Inc. and BLJ Communications, Inc., a Florida corporation, all creditors of ITA, filed a petition seeking ITA'S involuntary bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code. It is management's assertion that a favorable outcome for the Registrant is not likely. Accordingly, a 100% allowance of the accounts receivable due from ITA has been recorded (See Note 2).

(C)      Investigation of T2U Co. by Federal Trade Commission

     On December 9 and 10, 1998, the president and regulatory affairs manager, respectively, of T2U Co. were asked to testify in a confidential, non-public hearing before staff of the Federal Trade Commission ("FTC") "to determine whether various entities may be engaging or have engaged in unfair or deceptive action, acts or practices in or affecting commerce in violation of Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or the Commission's [FTC] Trade Regulation Rule pursuant to the Telephone Disclosure and Dispute Resolution Act of 1992, 16 CFR part 308" [See Note 18(E)]. As monetary relief for any such violations the Federal Trade Commission is seeking consumer redress and disgorgement from the United States Treasury of up to the full amount of income generated by RCP. A proposed Stipu1ated Final Judgement and Order for Permanent Injunction and Consumer Redress ("Consent Decree") was signed by T2U and Mr. Peplin on November 23, 1999 and sent to the Division of Marketing Practices, Federal Trade Commission. The Consent Decree, if signed by the FTC will result in certain injunctions and a judgement against T2U and Mr. Peplin in an amount of $3,200,000. Based upon representations made by the Registrant to the FTC regarding the Registrant's financial insolvency, in lieu of payment of the foregoing amount, T2U and Mr. Peplin are to assign to the FTC all rights, title and interest they may have in their proceedings in bankruptcy against ITA. Management and its council believes that since T2U is no longer a subsidiary of the Registrant, that absent the ability to "pierce the corporate veil", no liabilities attributable to T2U should effect the Registrant. However, this matter is likely to have a material adverse impact on T2U and its former president.

(D)      Deutsche Financial Services Corporation

     Subsequent to September 30, 1998, Deutsche Financial Services Corporation, a creditor of BTSF filed a consent arbitration award based upon alleged breach of a loan extension agreement [See Note 8 and 19(D)].

(E)      Various Creditor Claims

     The Registrant has been negotiating with several creditors who have made claims against the Registrant aggregating approximately $66,000. Management and its counsel have not been able to assess the probable outcome of such claims. All known amounts have been accrued by the Registrant at September 30, 1998.

(F)      Subsequent Litigation

     As   discussed   in  Note  19,   Subsequent   Events,   various   lawsuits,
investigations, claims, resolutions or settlements occurred subsequent to September 30, 1998.

Note 18  Going Concern

     The accompanying financial statements have been prepared assuming that the Registrant will continue as a going concern. The Registrant incurred a net loss of $16,824,226 during 1998 and had a working capital deficiency of $2,196,900 and an accumulated deficit of $16,613,070 at September 30, 1998. In addition, through current and subsequent discontinuance of operations and the sale and the divestiture of its subsidiaries, the Registrant has ceased all operations. These conditions raise substantial doubt about the Registrant's ability to continue as a going concern.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

     The Registrant continues to maintain its licenses as telephone service resellers with the Federal Communications Commission and Management looks to expand on such operations. Management is also considering seeking protection under Chapter 11 of the Bankruptcy Code as a means of making continuation of operations possible.

Note 19  Subsequent Events

(A)  Consulting Agreement between The Registrant. and the Yankee Companies, Inc.

     On January 5, 1999 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into by and between the Registrant and The Yankee Companies, Inc. (the "Consultant"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date and will be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term. The services provided by the consultant were agreed to be the services, on a reasonable, as required, basis, consistent with the consultant's other business activities. The consultant's areas of expertise mainly comprise corporate structure, organization and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, the consultant agreed to be responsible for administering the expenditure of the proceeds derived by the Registrant from the exercise of options that were given to the consultant as part of its compensation for the services rendered (see below) in order to implement the strategic plans developed by the consultant and to settle and discharge the corporate obligations of the Registrant. In this role, the consultant agreed to establish and operate bank accounts for the Registrant, using such signatories as the consultant deems appropriate.

     As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Registrant agreed to issue within the first 365 days of the agreement, (the "Initial Term") to the consultant 8,066,326 Class A options to purchase 8,066,326 shares of the Registrant's common stock at an exercise price of $0.005 per share, under the assumption that 7,750,000 common shares were outstanding or reserved for future issuance, and therefore resulting in the consultant owning 51% of the Registrant's common stock. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and prices. The options may be executed from the 10th day until the 365th day following the effective date. As of the date of this report, the consultant had exercised 5,000,000 options.

     For additional services provided, during the initial term, the Registrant agreed to pay the following consideration: (a) If the consultant arranges or provides funding for the Registrant on more beneficial terms than those currently reflected in the Registrant's current principal financing agreements, the consultant shall be entitled, at its election, to either (i) a fee of 25% of the savings achieved, or (ii) if equity funding is provided through consultants or its affiliates, a discount of 10% from the bid price for the subject equity securities, if issuable as free trading securities, or a discount of 50%, if issuable as restricted securities, or (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to the Registrant by the consultant; (b) If the consultant generates business for the Registrant, the consultant shall be entitled to a commission of 10% of the gross income derived by the Registrant therefrom on a continuing basis; (c) If the consultant arranges for an acquisition by the Registrant, the consultant shall be entitled to 10% of the compensation paid for such acquisition. In addition, the Registrant will be responsible for the payment of all costs and disbursements associated with the consultant's services subject to certain limitations and/or approvals, as stipulated in the Agreement.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)


(B) Reorganization Agreement between the Registrant and Mr. Peplin, and Resignation of Mr. Peplin.

     On March 25, 1999, a Reorganization Agreement (the "Agreement") was entered into and consummated by and among the Registrant and Mr. Peplin the principal stockholder and former president of the Registrant. Under the terms of the Agreement, the Registrant conveyed to the order of Mr. Peplin, and Mr. Peplin accepted, all of the Registrant's right, title and interest in and to all of the capital stock of T2U Co. and BTSF (the "Subsidiaries"), expecting that Mr. Peplin will designate a newly organized corporation to assume ownership of the Subsidiaries. The transaction was accounted for as a sale, at fair market value, the consideration being an assumption of net liabilities by Mr. Peplin. The Registrant agreed to pay all reasonable costs required to effect a liquidation of the Subsidiaries by Mr. Peplin's designee pursuant to Chapter 7 of the United States Bankruptcy Code and to defend any resulting litigation or regulatory actions. Furthermore, the Registrant agreed to spin out 20% of the capital stock of TechTel to the Registrant's stockholders under the parameters established by Securities Exchange Commission Division of Corporate Finance Staff Legal Bulletin Number 5, and to use the remaining 80% of the capital stock of TechTel to settle outstanding liabilities of TechTel to Mr. Peplin, to a principal of Yankees [see Note 19 (A)] and to other persons, based on negotiations to be conducted by Yankees. Mr. Peplin irrevocably agreed that any net assets remaining after liquidation of the Subsidiaries will be used to pay taxes and liabilities of TechTel guaranteed by Mr. Peplin or the Registrant, with the net balance returned to the Registrant, such net balance interest to be represented by a security interest memorialized in one or more Forms UCC-1 to be filed in each state in which the Subsidiaries have any assets. The 80% of TechTel common stock was transferred to Mr. Peplin and others in a transaction accounted for as a sale, the consideration being the assumption by the transferors of liabilities of TechTel. Before the transfer of the 20% TechTel common stock as discussed above, in November 1999 the interest of all stockholders in TechTel, including the Registrant, was acquired by FON Digital Network, Inc. ("FON"), an OTC Bulletin Board company. FON issued 50,000 shares to various parties including 5,000 to the Registrant in exchange for TechTel shares.

     As of September 30, 1998, the assets and liabilities representing RCP, BTSF and TechTel were $41,597 and $1,570,944 respectively, Amounts totaling approximately $310,000 due to Deutsche Financial Services Corporation were guaranteed by the Registrant, (See Notes 8, 17(D), and 19(D) for repudiation of this agreement) the parent company at that time. During 1999, pursuant to the sale of the subsidiaries the Registrant recognized a gain on sale.

     The reorganizations discussed above do not qualify as tax-free reorganizations. However, no taxes will be payable, as the income generated by the Registrant as a result of its reorganizations is from the relief of liabilities which is fully excludable under the insolvency/bankruptcy exception. Under such exception, the net operating loss and other tax attributes are reduced in lieu of reporting income.

     On May 4, 1999, Mr. Peplin resigned from all offices and directorships held in the Registrant and its remaining subsidiary.

(C) Filing and Settlement of Litigation: Madhu Sethi versus the Registrant, TechTel and RCP.

     On January 7, 1999, Madhu Sethi (Mr. Sethi") filed a complaint seeking the recovery of $24,069 for expenses and interest and future wages for alleged breach of an agreement entered into with The Registrant. The complaint was based on an employment agreement, executed on February 18, 1998, established for a term of 5 years and agreed compensation of $100,000 per year exclusive of fringe benefits and payable in weekly installments. In addition, Mr. Sethi was to receive an annual bonus based upon profits of the Registrant.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

     On June 3, 1999, a settlement agreement (the "Agreement") was made and entered into by and among the Registrant, Mr. Sethi, and Ila Sethi, Mr. Sethi's spouse (the "Parties"). The Parties agreed to an accord and satisfaction of all of their rights, obligations and liabilities. Mr. and Mrs. Sethi agreed to relinquish all rights, whether accrued or inchoate, under any agreements between them or their affiliates and the Registrant and its affiliates, other than those agreed upon in the Agreement. The Registrant agreed to use its best efforts to include Mr. and Mrs. Sethi in any settlements of the current dispute with Deutsche Financial Services Corporation [See Notes 8 and 17 (D)] and issue to Mr. and Mrs. Sethi, 250,000 shares of the Registrant's common stock, in reliance on the exemption from registration requirements under the Securities Act of 1933, as amended. Mr. and Mrs. Sethi represented, warranted, and covenanted that all of the common stock will bear legends restricting its transfer, sale, conveyance, or hypothecation unless such common stock is either registered under provisions of Section 5 of the Securities Act and the Florida Blue Sky Act, or an opinion of legal counsel is provided that such registration is not required as a result of applicable exemptions therefrom. In addition, the Registrant's transfer agent shall be instructed not to transfer any of the stock unless the Registrant advises it that such transfer is in compliance with all applicable laws. Furthermore, Mr. and Mrs. Sethi represented that they are each acquiring the stock for their own account, for investment purposes only and that Mr. and Mrs. Sethi or their advisors have examined the Registrant's Exchange Act filings and are fully familiar with the Registrant and its operations.

(D) Filing of Litigation: Deutsche Financial Services Corporation versus BTSF, Mr. Peplin and the Registrant.

     Subsequent to the balance sheet date, on October 8, 1999, Deutsche Financial Services Corporation caused a Consent Arbitration Award in the amount if $348,858 plus interest at the per annum rate of prime plus 6.5% from August 1, 1998 less any sums received pursuant to the Extension Agreement referred to below, to be entered against the Registrant and others based on the Registrant purportedly having consented to such award. The Registrant signed the Consent Award after having signed a loan extension agreement (the "Extension Agreement") in August of 1998, along with Mr. Peplin. Because the Registrant has agreed to the terms of the Extension Agreement, and the accompanying Consent Arbitration Award, on the condition that two additional parties, Mr. and Mrs. Sethi, would sign them both and by similarly bound by them, and because these additional parties have not signed the Extension Agreement by September 15, 1998, the time payment of $348,858 was due under the Extension Agreement, the Registrant, through its counsel, repudiated its signing of both the Extension Agreement and the Consent Arbitration Award. Accordingly, the Registrant takes the position that the Consent Arbitrator Award is not binding and enforceable.

(E) Investigation by the Federal Trade Commission ("FTC") of T2U Co.

     On December 9 and 10, 1998, the president and regulatory affairs manager of T2U Co. were asked to testify in a confidential, non-public hearing before staff of the FTC "to determine whether various entities may be engaging or have engaged in unfair or deceptive action, acts or practices in or affecting commerce in violation of Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or the Commission's [FTC] Trade Regulation Rule pursuant to the Telephone Disclosure and Dispute Resolution Act of 1992, 16 CFR part 308." (See Note 17 C). As of the date of this report, no further information is available.

(F)      Ziff Davis, Inc. vs. BTSF

     On February 12, 1999 Ziff-Davis filed an action for damages against BTSF. A material judgement was entered against BTSF on July 26, 1999. At the time of the judgement, BTSF was no longer a subsidiary of the Registrant. Management of the Registrant and its counsel believe that absent the ability to "pierce the
corporate   veil"  no  liabilities   attributable  to  BTSF  should  affect  the
Registrant.

                         COLMENA CORP. AND SUBSIDIARIES
    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (continued)

(G) Patrick Graham vs. Five Star Cigar, Inc, Tio Marino Cigar Corporation, the Registrant, and Mr. Peplin

     On July 9, 1999, the plaintiff filed an action for compensatory damages and money lent claiming that on March 16, 1997, Five Star Cigar, Inc. ("Five Star") executed a promissory note to Patrick V. Graham ("Mr. Graham")and that Five Star failed to pay the note in the amount of $40,000 and is in default and that on March 31, 1997, Tio executed a promissory note to Mr. Graham in the amount of $40,000 and is now in default. Mr. Graham has taken the position that The Registrant. is the successor by merger of Tio and Five Star and as its successor is liable for the indebtedness of Five Star for the amount of $40,000 plus interest, costs and attorney fees. The Registrant's position is that Tio and Five Star were never merged into the Registrant and thus the Registrant is not a proper party to the action. The accompanying consolidated financial statements include the note payable liability of $40,000 and related accrued interest of $6,000 at September 30, 1998. The Registrant and its counsel believe the debt will likely be settled in exchange for 100,000 restricted shares of the Registrant's common stock.

(H) Louisiana Public Service Commission vs. RCP Enterprises Group, Inc. , T2U Communications

     Although no formal complaint has been filed, the parties have been requested to appear, at an unspecified date, before the Louisiana Public Service Commission by notice dated January 7, 1999. Management of the Registrant and its counsel believe that absent the ability to "pierce the corporate veil" no liabilities attributable to this matter should effect the Registrant.

(I)      Note Payable - Related Party

     As of October 1, 1998, the principal of the note payable issued to a related party for $82,500 as of September 30, 1998, was increased to $100,000. This note is due and payable on July 30, 1999, with interest at 10% per annum. The holder may convert any portion of the principal balance into shares of the Registrant's common stock at a conversion price of $0.40 per share. As of the date of this report, the Registrant has defaulted on this note and the holder has not sought to exercise their conversion rights (See Note 7).

(J)      Note Payable - Related Party

     As of December 2, 1998, a note payable was issued to a related party for $6,799, by TechTel, one of the Registrant's subsidiaries. Principal and interest of 10% per annum were due in 90 days from the date of issuance. The holder of the note had the option to convert principal and interest to the Registrant common stock at $0.5 per share with demand registration rights or to 10% of TechTel on a fully diluted basis or to the Prostar 16x16 telephone system for which the money was originally lent. Any payments not made within five days of the due date were agreed to be subject to a late charge of 18% of the amount due.

(K)      Conversions of Debt to Equity

     On January 3, 2000, a vendor who provided legal services to the Registrant converted total amounts due aggregating $50,782 at September 30, 1998 to 677,087 restricted shares of common stock of the Registrant.

     On January 3, 2000, a vendor converted total amounts due of $2,550 at September 30, 1998 to 34,000 shares of common stock of the Registrant.

     In January 2000, a vendor who provided legal services to the Registrant converted total amounts due of $31,214 at October 11, 1999 to 416,185 shares of common stock of the Registrant. The $31,214 includes amounts due and accrued at September 30, 1998 of $15,917.

     On January 29, 1999, a vendor of the Registrant was issued for legal services, 70,000 common stock options at an exercise price of $0.05 per share on or before January 15, 2000, which has been extended to January 14, 2001.

     For all conversions of debt with unrelated parties, the Registrant will record a gain or loss on the extinguishment of debt based upon the quoted market price of the stock on the conversion dates.

(L)      Potential Reorganization Under Bankruptcy Code

     In light of the volume of litigation, potential litigation and regulatory action, the Registrant and its Board of Directors have discussed the possibility of reorganization under Chapter 11 of the United States Bankruptcy Code. As of the date of this report no such reorganization has been consummated.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     On January 21, 1999, Ernst & Young LLP resigned as independent auditors for the Registrant. The report of Ernst & Young LLP on the Registrant's financial statements as of September 30, 1997 and for period from June 1, 1997 (date of inception) to September 30, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audit of the Registrant's financial statements as of September 30, 1997 and for the period from June 1, 1997 (date of inception) to September 30, 1997, and in the subsequent period, there were no disagreements with Ernst & Young LLP in any matters of accounting principles or practices, financial statement disclosure , or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP furnished a letter addressed to the Commission stating that it agreed with the foregoing statements which the Registrant filed by amendment on February 12, 1999 as an exhibit to the current report on Form 8-K which it had filed with the Commission on January 29, 1999 to disclose such resignation.

     The Registrant selected the firm of Weinberg & Company, P.A., Certified Public Accountants, of Boca Raton, Florida to replace Ernst & Young LLP and such firm has audited the Registrant's financial statements for the fiscal year ended September 30, 1998, included in this report.

                                    PART III
ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

Directors and Executive Officers as of September 30, 1998

     As of September 30, 1998, the following persons served as the Registrant's directors and executive officers:

Name                    Age     Term      Positions

Richard C. Peplin, Jr.   41      *        Chairman  of  the  Board of Directors,
                                          Director,   Chief  Executive  Officer;
                                          Treasurer
Robert S. Gigliotti      51      **       Director; Secretary
---------
* Elected on November 10, 1997, by the Board of Directors to serve until the next annual meeting of the Registrant's stockholders, and until his successors were elected, and assumed their office except that service as an officer was at the pleasure of the Board of Directors. Mr. Peplin resigned from all roles with the Registrant on May 4,1999.

** Elected on December 11, 1997, by the Board of Directors to serve until the next annual meeting of the Registrant's stockholders, and until his successors were elected, and assumed their office except that service as an officer was at the pleasure of the Board of Directors.

Material Subsequent Events

     On or about September 15, 1998, ITA defaulted in its obligation to pay RCP $5,600,710 for services rendered to third parties, payment for which was collected by ITA. As a result of such default, all of the Registrant's operations were materially affected in a very negative fashion and all of the Registrant's business operations were subsequently divested or terminated. Realizing that the Registrant would have to drastically revise its operations, the Registrant began negotiations with Yankees for assistance in developing and implementing new strategic plans. Negotiations with Yankees culminated in the Yankees Consulting Agreement. The Yankees Consulting Agreement originally permitted Yankees to acquire 51% of the Registrant's common stock at a cost of $40,000, and required Yankees to recruit additional directors and to assist the Registrant to develop and implement a new strategic plan, assist the Registrant to negotiate with its creditors and assist the Registrant to prepare and file required reports with the Securities and Exchange Commission (the Registrant's independent ability to do so having been affected by its current lack of required funds). The option was modified during January of 2000 as an inducement to Yankees' extension of the consulting agreement by increasing the percentage of shares of the Registrant's securities which Yankees had a right to purchase up to 75% and increasing the exercise price to $80,000 (the "Yankee Options"). As of June 30, 2000, Yankees had paid $30,000 of such exercise price. Most of the proceeds from exercise of the Yankee Options has been paid by the Registrant to its auditors in conjunction with the audit of the Registrant's financial statements for the period ended September 30, 1998, to a consultant who worked to gather information required by the Registrant's auditors, and to settle outstanding liabilities of the Registrant.

     In conjunction with its obligations to the Registrant under the Yankees Consulting Agreement, Yankees recommended that three new directors be elected (see biographies below) and recruited a new general counsel and secretary, all of which were elected by the Registrant's existing directors to the positions described below. Thereafter, Mr. Peplin resigned from all positions with the Registrant on May 4, 1999 and Yankees recommended and the Registrant's board of directors elected, the following people (in addition to Mr. Gigliotti who continues to serve as a member of the Registrant's board of directors) as officers and directors of the Registrant.

Name                          Age (1)   Term (2)    Positions
----                          -------   --------    ---------
Anthony Q. Joffe                57       (3)(4)     President,director, chairman
                                                    of the board of directors.
Penny Adams Field               44       (3)(5)     Director, chairperson of the
                                                    audit committee
Charles J. Champion, Jr.        33       (3)(6)     Director  and  member of the
                                                    audit committee.
Vanessa H. Lindsey              29       (3)(7)     Secretary and director.
Lawrence R. Van Etten           63       (8)        Director.
G. Richard Chamberlin, Esquire  53       (3)(9)     General counsel.
--------
(1)      As of July 31, 2000.
(2) All directors were elected for a term ending at such time as his successor is elected at the next annual meeting of the Registrant's stockholders and is qualified in office and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation that may survive their termination.
(3)      Term started on January 12, 1999.
(4) Mr. Joffe was elected as a member of the Registrant's board of directors on January 12, 1999, as the chairman of the Registrant's board of directors during March of 1999 and as the Registrant's president on May 4, 1999.
(5) Ms. Field resigned as chair of the audit committee on November 4, 1999 and as a member of the Registrant's board of directors on March 1, 2000, in each case due to other business commitments.
(6) Mr. Champion became the chairperson of the audit committee upon the resignation of Penny Fields. (7) Ms. Lindsey was elected as the Registrant's secretary on January 12, 1999, and as a member of the Registrant's board of directors effective February 1, 2000. (8) Mr. Van Etten was elected as a member of the Registrant's board of directors on May 31, 2000. (9) Mr. Chamberlin resigned as general counsel in order to pursue other business interest as of March 31, 2000.

Biographies of Directors and Executive Officers

Richard C. Peplin, Jr., President, chief executive officer and director until May 4, 1999.

     Mr. Peplin's biography is incorporated by reference from the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1997, as permitted by Commission Rule 12b-23.

Anthony Q. Joffe, Director, President.

     Anthony Q. Joffe, age 57, has served as a member of the Registrant's board of directors since January 12, 1999, in March of 1999, Mr. Joffe was elected as its chairman of the board of directors and in May of 1999, he was elected as its president. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. Subsequent to his graduation, Mr. Joffe was employed as the Quality Control Manager for Cognitronics Corporation, a computer manufacturer, where he was responsible for overseeing the United States Air Force compliance testing program as well as normal day-to-day management. In 1967, Mr. Joffe was employed by General Electric as a production engineer in the insulating materials field. In 1970, Mr. Joffe was employed by King's Electronics, a RF coaxial connector manufacturer, where he was responsible for major accounts and guided the field sales force. In 1973, Mr. Joffe was one of the founders and vice-president of J.S. Love Associates, Inc., a commodity brokerage house no longer in operation (then headquartered in New York City). In 1976, Mr. Joffe formed and served as President and Chief Operating Officer of London Futures, Ltd., a commodity broker with 275 employees in nine offices. London Futures, Ltd. was closed in 1979 and Mr. Joffe moved to Florida. From 1979 until 1986, Mr. Joffe was vice president of Gramco Holdings, Inc. (and its predecessor companies), a firm which owned and operated a variety of companies. These companies included five cemeteries and funeral homes in Broward County, Florida, a 33 acre marina, a general contracting company, a boat title insurance underwriting firm, three restaurants, a real estate brokerage company, a mortgage brokerage company and a leasing company. His responsibilities involved supervision of the day-to-day operations and new business development. From 1986 to 1991, Mr. Joffe served as consultant and/or principal to a variety of small businesses in the South Florida area. In 1989 Mr. Joffe became President of Windy City Capital Corp., a small publicly traded, reported company that was originally formed as a "blind pool" for the express purpose of finding an acquisition candidate. Eventually, a reverse merger was consummated with a computer software company from Pennsylvania. Mr. Joffe then took the position of President of Rare Earth Metals, Inc. (and its predecessor companies), a small publicly traded company which has purchased Spinecare, Inc., a medical clinic in New York. Spinecare changed its name to Americare Health Group and relocated its state domicile to Delaware. Since March of 1993, Mr. Joffe has performed consulting services for First Commodities, Inc., an Atlanta based commodities firm, and has been involved in fund raising for the Multiple Sclerosis Foundation. He also assisted Digital Interactive Associates and IVDS Partnership with financial affairs in conjunction with their successful bid to the Federal Communications Commission for licenses in the cities of Atlanta, Georgia, Minneapolis/St. Paul, Minnesota, and Kansas City, Missouri. Mr. Joffe served as the interim president of Madison Sports & Entertainment Group, Inc., a publicly held Utah corporation then headquartered in Fort Lauderdale, Florida, from September 1, 1994, until February 16, 1996, at which time he became its vice president and vice chairman, chief operating officer, treasurer and chief financial officer until he resigned in 1996. Since 1996, he has founded a boat financing company and joined NorthStar Capital ("NorthStar") as Managing Director. NorthStar is an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida which specializes in assisting small to mid size private and publicly traded companies with business and financial planning; acquisition and divestiture: financial public relations and market position advice: and, treasury services. Mr. Joffe has, since November of 1998, served as a member of the Board of Directors of AmeriNet Group.com, Inc., (formerly Equity Growth Systems, inc.), a publicly held Delaware corporation.

Penny Adams Field,  Former  director,  audit committee chair.

     Penny Adams Field, age 44, was elected as a member of the Registrant's board of directors and as the chair of the audit committee of the board of directors on January 12, 1999. She was replaced as chair of the audit committee on November 4, 1999 and resigned as a director on March 1, 2000, in each case due to her inability to dedicate the time required to such roles due to other business commitments. Mrs. Field is a principal and co-founder of Executive Concepts, a management consulting and investment banking advisory firm. Ms. Field has technical expertise in designing and implementing financial management systems, acquisition and divestiture models, cash flow management, information systems assessment and implementations, and operational and cost system audits. Her background in strategic planning, performance measurement, comprehensive business planning, and cost structure analysis add to the breadth and depth of the Executive Concepts team skills. Ms. Field is an experienced and accredited business valuation specialist and is a member of the Institute of Business Appraisers. She serves on numerous not-for- profit and corporate boards. As a management consultant, Ms. Field has consulted with firms such as Monsanto, Mallinckrodt, McDonnell-Douglas, MEMC Electronic Materials Company, Maytag, Mark Andy, CyberTel, and numerous other small firms in the healthcare, manufacturing, construction, and service industries. Prior to founding Executive Concepts, Ms. Field was an administrator for the John M. Olin School of Business at Washington University in St. Louis, where she helped to establish the Executive Programs division. Her responsibilities included program development in the Far East. Prior to her administrative role she served as a full-time member of the accounting faculty instructing in financial accounting and cost management for undergraduate and graduate programs at the Olin School. Prior to graduate study at Washington University, Ms. Field worked in healthcare administration and banking, including positions at Children's Hospital National Medical Center in Washington, D.C. and Harris Bank in Chicago. After earning a B.B.A. in Accounting and Finance, Ms. Field earned her M.B.A. from the Olin School of Business at Washington University in St. Louis. Ms. Field also posted several hours of Ph.D. level course work in accounting and finance prior to making a full-time commitment to consulting. From November of 1998 until March 1, 2000, Mrs. Field served as a member of the Board of Directors of AmeriNet Group.com, Inc. (formerly Equity Growth Systems, inc.], a publicly held Delaware corporation.

Charles J. Champion, Jr., Director, current audit committee chair.

     Charles J. Champion, Jr., age 33, graduated from Florida State University in 1988 with a bachelor's degree in political science. Following graduation, he joined the Champion Group of Companies, a family owned enterprise involved in the insurance and financial industries. In 1991, while continuing his association with the Champion Group of Companies, he became a vice president with Sunshine Securities Corporation, a licensed broker dealer in securities and member of the National Association of Securities Dealers, Inc., which he purchased in 1996, at which time it became one of the Champion Group of Companies. He then became Sunshine Securities Corporation's president and its business capabilities were expanded to include practice as a registered investment advisor. Sunshine Securities Corporation's name was changed to Champion Capital Corporation on or about February 5, 2000. Mr. Champion holds a number of insurance and securities licenses, including series 7 and series 24 securities licenses.

Vanessa H. Lindsey, Secretary and director.

     Vanessa H. Lindsey, age 29, was elected as the Registrant's secretary on January 12, 1999 and was elected as a member of its board of directors effective February 1, 2000. From 1993 to 1995 she was employed by Accell Plumbing Systems, Inc., an Ohio corporation, as that company's office manager and bookkeeper. Since 1995 she has been employed by Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission, as that company's chief administrative officer. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a finance company, as its chief administrative officer and currently serves as its vice president and secretary. She is also the secretary and chief administrative officer for the Yankee Companies, Inc., which serves as the Registrant's strategic consultant and for Southern Capital Group, Inc, a Florida retail finance corporation and licensed mortgage brokerage business. She currently holds the position of secretary of The Marion County Libertarian Party and was the Campaign Treasurer for the Cyndi Calvo for State Senate, District 8 Campaign. Since November of 1999, she has served as the secretary and as a member of the board of directors of AmeriNet Group.com, Inc., a publicly held Delaware corporation.

Lawrence R. Van Etten, Director.

     Mr. Van Etten, age 63,was elected as a member of the Registrant's board of directors on May 31, 2000. Mr. Van Etten [add educational background, including full name and location of school, degrees obtained, including dates). He was employed by IBM from 1956, until 1987, where he held several senior management positions including Corporate Control Operations Manager, Corporate Scheduling Manager and Director of Logistics Special Processes. Since leaving IBM, Mr. Van Etten has served as vice president with several companies in the United States and Canada [need names, dates, locations and description of business] and owned and managed his own consulting company [need name, dates, location and description of business]. Much of his recent work experience has dealt with business management systems, personal computer application software and the Internet. Since May 22, 2000, Mr. Van Etten has served as a member of the board of directors and as acting president and chief operating officer of AmeriNet Group.com, Inc., a publicly held Delaware corporation.

G. Richard Chamberlin, Esquire, Former general counsel.

     G. Richard Chamberlin age 53, served as the Registrant's general counsel from January 12, 1999 until March 31, 2000. He is a graduate of Eastern Military Academy, Huntington, New York (College Prep Diploma, 1964): The Citadel, The Military College of South Carolina, (B.A., political science, 1968): and the University of Georgia School of Law, (J.D., 1971). From 1973 to 1974 he served as Trust Officer with Central Bank & Trust Company, Jonesboro, Georgia. Mr. Chamberlin is a practicing attorney and is a member of the Georgia Bar, (since
1974), and the Florida Bar, (since 1990). He is also a member of the Bars for the Federal District Court for the Northern District of Georgia, (since 1974) and the Federal District Court for the Northern District of Florida (since
1995), the Court of Appeals for the State of Georgia, (since 1974) and the Supreme Court for the State of Georgia (since 1974). Mr. Chamberlin is also a member of the Bar for the Eleventh District Court of Appeals, (since 1982). Mr. Chamberlin earned a Certificate from the American Bankers Association, National Trust School, (1974). Mr. Chamberlin is a two term former member of the Georgia House of Representatives, (1979-1983). In the State House, Mr. Chamberlin served on the Following committees: House Journal Committee, Natural Resources Committee, Special Judiciary Committee and Labor Committee. He is a former member of the Counsel for National Policy. He is the founder of the Georgia Roundtable, Inc., and served as President from 1981 to 1986.: He is the founder of the Georgia Heritage Foundation, and served as President from 1982 to 1986. He is the former Principal of Soul's Harbor Christian Academy, Belleview, Florida, (1990-1992). Mr. Chamberlin served as national music chairman for the Religious Roundtable, Inc., at the premier event known as the 1992 National Affairs Briefing in Dallas, Texas wherein President George Bush was the keynote speaker. Mr. Chamberlin has received Resolutions of Commendation from the House of Representatives for the Commonwealth of Kentucky, (1985) and from the House of representatives for the State of Georgia, (1982). Mr. Chamberlin is former president and director for Atrieties Development Company, Inc., a publicly held corporation involved in the real estate industry, (1986 through 1987), and has held licenses as a real estate agent, (Georgia and Florida). He presently serves as president of Southern Capital Group, Inc., a Florida corporation, ("SCG") with offices in Belleview and Ocala, Florida. SCG was founded in 1999 to consolidate pre existing business lines in the automotive and mortgage business. Mr. Chamberlin is also president and sole director of and majority stockholder in Sports Collectible Exchange, Inc., a Florida corporation, ("SCE"). SCE was founded in 1999 specializing in the sale and distribution of minor league baseball collectibles. Mr. Chamberlin served as general counsel to Yankees from its inception until March 31, 2000. Since November of 1998, Mr. Chamberlin has served as a member of the board of directors of AmeriNet Group.com, Inc. (formerly Equity Growth Systems, inc.], a publicly held Delaware corporation, and until November 11, 1999, also served as its secretary and general counsel until March 31, 2000.

Robert S. Gigliotti, Director, audit committee member.

     Robert S. Gigliotti, age 51, served as the Registrant's secretary from November 10, 1997 until January 12, 1999 and has served as a member of its board of directors since December 11, 1997. In 1970, Mr. Gigliotti received a bachelor's degree in business from Alma College, located in Alma, Michigan. For longer than the past five years, Mr. Gigliotti has been a practicing certified public accountant and serves as the managing tax partner of Perrin, Fordree & Company, P.C. in Troy, Michigan. Mr. Gigliotti received his certified public accountancy license in 1972 and joined the firm of Perrin, Fordree & Company, P.C. in 1976 after six years in the tax department of the Detroit office of Arthur Andersen & Company. Mr. Gigliotti's specialties include estate and financial planning, franchising and corporate taxation.

Other Material Personnel

     In addition to the Registrant's directors and executive officers, since January of 1999, William A. Calvo, III and Leonard Miles Tucker have also provided material services to the Registrant through Yankees, in which they serve as directors and executive officers and which they and their families own. Because Yankees has the right to acquire up to 75% of the Registrant's securities, it should also be deemed a control person of the Registrant.


Family Relationships.

     There are no family relationships among the current officers and directors of the Registrant.

Involvement in Certain Legal Proceedings.

     Based on information provided in response to the Registrant's legal counsel, except as otherwise disclosed in this report, during the five year periods ending on September 30, 1998 and 2000, no current director, person nominated to become a director or executive officer, and no promoter or control person of the Registrant has been a party to or the subject of:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)  Any  conviction  in a criminal  proceeding or has been subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

     To the best of the Registrant's knowledge, no one subject to Section 16(a) of the Exchange Act engaged in any transactions in the Registrant's securities during 1998, except with reference to receipt of securities from the Registrant, as described in this report.

ITEM 10.          EXECUTIVE COMPENSATION.

     During the 57 month period commencing on October 1, 1995 and ending on June 30, 2000, Mr. Milligan, served as the Registrant's president and chief executive officer until October 31, 1997, when Mr. Wiseman, was elected as the
Registrant's president, secretary, treasurer and chief financial officer until November 10, 1997, when Mr. Peplin, was elected as the Registrant's president and chief executive officer. Mr. Peplin was replaced as President and Chief Executive Officer by Mr. Joffe on May 4, 1999.

     During the 12 month period ended September 30, 1996, Mr. Milligan received $72,000 as compensation for services to the Registrant. During the 12 month period ended September 30, 1997, Mr. Milligan received $96,000 as compensation for services to the Registrant. During the 12 month period ended September 30, 1998, Mr. Peplin received $153,000as compensation for services to the Registrant. As of the date of this report Mr. Joffe is to receive 200,000 shares as compensation for his services to the Registrant.

Summary Compensation Table

                  Annual Compensation                Awards                       Payouts
                                                                 Securities
                                            Other                Underlying       Long          All
Name and                                    Annual   Restricted  Options &        Term          Other
Principal                                   Compen- Stock        Stock Apprecia-  Incentive     Compen-
Position          Year     Salary   Bonus   sation   Awards      tion Rights      Payouts       sation
--------          ----     ------   -----   ------   ------      -----------      -------       ------
Mr. Milligan (1)  1996     $72,000  *       *        *           *                *             *
Mr. Milligan (1)  1997     $96,000  *       *        *           *                *             *
Mr. Peplin (2)    1998     $153,000 *       *        *           *                *             *
Mr. Joffe (3)     1999     *        *       *        200,000     *                *             *


(1) Mr. Milligan served as the Registrant's president and chief executive officer during the period beginning on October 1, 1996 and ending on November 10, 1997. See the disclosure concerning Mr. Milligan's compensation at "Executive Compensation" above.

(2) Mr. Peplin served as the Registrant's president and chief executive officer during the period beginning on November 10, 1997 and ending on May 4, 1999. See the disclosure concerning Mr. Peplin's compensation at "Executive Compensation" above.

(3)  Mr.  Joffe has served as the  Registrant's  president  and chief  executive
     officer  since  May  4,  1999.  See   disclosure   concerning  Mr.  Joffe's
     compensation at "Executive Compensation" above.

*    Not Applicable

Options and Stock Appreciation Rights Grants Table

For Fiscal Year Ended September 30, 1998:

                         Quantity of Percentage of Total

                           Securities Options or Stock

                Underlying           Appreciation      Exercise
                Options & Stock      Rights Granted    or Base
                Appreciation         to Employees      Price Per  Expiration
Name            Rights Granted       In Fiscal Year    Share      Date
----            --------------       --------------    -----      ----
Mr. Peplin      1,000,000            100%              $6.00      June 30, 2000*

-------
*    Mr. Peplin resigned as an officer and director on May 4, 2000

For Fiscal Year Ended September 30, 1999:

                Quality of         Percentage of Total
                Securities         Options or Stock
                Underlying         Appreciation     Exercise
                Options & Stock    Rights Granted   or Base
                Appreciation       to Employees     Price Per    Expiration
Name            Rights Granted     In Fiscal Year   Share        Date
----            --------------     --------------   -----        ----
Mrs. Lindsey      20,000               25%          $0.05       January 12, 2001
Mr. Chamberlin    70,000               75%          $0.05       January 12, 2001


For Quarter Ended June 30, 2000:

                Quantity of        Percentage of Total
                Securities         Options or Stock
                Underlying         Appreciation     Exercise
                Options & Stock    Rights Granted   or Base
                Appreciation       to Employees     Price Per   Expiration
Name            Rights Granted     In Fiscal Year   Share       Date
----            --------------     --------------    -----     ----
Mrs. Lindsey      24,000               100%          $0.02     December 31, 2002

Aggregated Option & Stock Appreciation Right Exercises and Fiscal Year-End Options & Stock Appreciation Rights Value Table

                                           Number of
                                           Securities
                                           Underlying
                                           Options &        Value of
                                           Stock            Unexercised
                                           Appreciation     In-the-Money
        Shares                             Rights at        Options & Stock
        Acquired         Value             Fiscal           Appreciation Rights
Name    On Exercise      Realized          Year End         at Fiscal Year End
----    -----------      --------          --------         ------------------
None

Long Term Incentive Plan Awards Table

Long Term Incentive Plans - Awards in Last Fiscal Year


                                  Performance
                       Number     or Other
Name                   of Units   Period Until
of                     or Other   Maturation
Executive Officer      Rights     or Payout        Threshold    Target   Maximum
-----------------      -----      ------------     ---------    ------   -------
Not Applicable

Compensation of Directors

Standard Arrangements

     During the reporting period, members of the Registrant's board of directors, except for Mr. Gigliotti as disclosed below, did not receive any compensation for such role; however, they may have received compensation in conjunction with their roles as employees or officers of the Registrant, or as consultants thereto, all of which is either disclosed as part of this Item, or is disclosed in Part III, Item 12, Certain Relationships and Related Transactions.

     Mr. Gigliotti received an option to purchase 50,000 for $0.01 per share, which he exercised on January 12, 1998.

Other Arrangements

     During the reporting period, members of the Registrant's board of directors did not receive any compensation for such role; however, they may have received compensation in conjunction with their roles as employees or officers of the Registrant, or as consultants thereto, all of which is either disclosed as part of this Item, or is disclosed in Part III, Item 12, Certain Relationships and Related Transactions.

Material Subsequent Events

     In January of 1999, the members of the Registrant's board of directors and officers were compensated through the grant of warrants to purchase shares of the Registrant's common stock, as disclosed in the following table:

                             Date of       Expiration     Exercise    Underlying
Name                         Option        Date           Price       Shares
----                         ------        ------         -----       ------
Anthony Q. Joffe (1)         1-29-99       1-15-00        $0.05       70,000
Penny Adams Field (1)        1-29-99       1-15-00        $0.05       70,000
Charles J. Champion, Jr.(1)  1-29-99       1-15-00        $0.05       70,000
Vanessa H. Lindsey (2)       1-29-99       1-15-00        $0.05       20,000
G. Richard Chamberlain (2)   1-29-99       1-15-00        $0.05       70,000
------
(1)      Directors
(2)      Officers

     In January of 2000, the members of the Registrant's board of directors and officers were compensated through the grant of warrants to purchase shares of the Registrant's common stock, as disclosed in the following table:

                             Date of       Expiration     Exercise    Underlying
Name & Category              Option        Date           Price       Shares
---------------              ------        --------       -----       ------
Anthony Q. Joffe (1)(2)      1-3-00        12-31-02       $0.02       48,000
Charles J. Champion, Jr.(1)  1-3-00        12-31-02       $0.02       48,000
Robert S. Gigliotti (1)      1-3-00        12-31-02       $0.02       48,000
Robert S. Gigliotti (1)      3-14-00        1-12-01       $0.05       70,000
Vanessa H. Lindsey (1)(2)    1-3-00        12-31-02       $0.02       48,000
Vanessa H. Lindsey (1)(2)    1-3-00        12-31-02       $0.02       24,000
Lawrence R. Van Etten (1)    1-3-00        12-31-02       $0.02       48,000
------
(1)      Director
(2)      Executive Officer

     A sample copy of the warrant agreements listed above is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     At Yankees recommendation, on January 3, 2000, the Registrant adopted a plan to compensate its directors based on set quantities of options for service on the board of directors and for services on committees of the board of directors, for services chairing the board of directors and its committees; with forfeiture provisions in the event of non- participation. As currently contemplated, the plan would provide that members of the Registrant's board of directors who are not provided other compensation by the Registrant's subsidiaries (if any are subsequently acquired), be compensated for their services during the period ending on December 31, 2001, as follows:

* For basic service as a member of the Registrant's board of directors, an option to purchase 48,000 shares of the Registrant's common stock during the twelve month period commencing on January 1, 2001 and ending on December 31, 2002, at an exercise price based on the last reported transaction price for the Registrant's common stock reported on the OTC Bulletin Board on an appropriate measuring date, possibly the first business day following the next annual meeting of the Registrant's stockholders. The options would vest as to 4,000 shares of the underlying common stock per month, provided that the subject director attended all meetings of the board of directors held during such month and any options that did not vest would expire.

* For service on the audit or executive committee, the option would be increased by an additional 12,000 shares which would vest at the rate of 1,000 shares per month, provided that the subject director attended all meetings of the subject committee held during such month and any options that did not vest would expire; and

* For service as the chair of the audit or executive committee, the option would be increased by an additional 24,000 shares which would vest at the rate of 2,000 shares per month, provided that the subject director attended all meetings of the subject committee held during such month and any options that did not vest would expire.

     All of the foregoing options would require that the recipient comply on a timely basis with all personal reporting obligations to the Commission pertaining to his or her role with the Registrant and that the recipient serve in the designated position providing all of the services required thereby prudently and in good faith until September 30, 2001 (unless such person was not elected to such position by the Registrant's stockholders despite a willingness and ability to serve). In addition to the compensation described above, the Registrant's directors elected at the Annual Meeting of Stockholders would be entitled to the following contingent compensation and right to indemnification:

(1) In the event that a member of the Registrant's board of directors arranged or provided funding for the Registrant on terms more beneficial than those reflected in the Registrant's current principal financing agreements, copies of which are included among the Registrant's records available through the SEC's EDGAR web site, the director would be entitled, at his or her election, to either:

    (A)   A fee equal to 5% of such savings, on a continuing basis; or

    (B) If equity funding is provided through the director or any affiliates thereof, a discount of 5% from the bid price for the subject equity securities, if they are issuable as free trading securities, or, a discount of 25% from the bid price for the subject equity securities, if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

    (C) If equity funding is arranged for the Registrant by the director and the Registrant is not obligated to pay any other source compensation in conjunction therewith, other than the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD, the director would be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

(2) In the event that the director generated business for the Registrant, then, on any sales resulting therefrom, the director would be entitled to a commission equal to 5% of the net income derived by the Registrant therefrom, on a continuing basis.

     The Registrant would defend, indemnify and hold the members of its board of directors harmless from all liabilities, suits, judgments, fines, penalties or disabilities, including expenses associated directly, therewith (e.g. legal fees, court costs, investigative costs, witness fees, etc.) resulting from any reasonable actions taken by them, in good faith on behalf of the Registrant, its affiliates or for other persons or entities at the request of the Registrant's board of directors, to the fullest extent legally permitted, and in conjunction therewith, would assure that all required expenditures were made in a manner making it unnecessary for indemnified directors to incur any out of pocket expenses; provided, however, that such director permitted the Registrant to select and supervise all personnel involved in such defense and that the director waived any conflicts of interest that such personnel may have as a result of also representing the Registrant, its stockholders or other personnel and agreed to hold them harmless from any matters involving such representation, except such as involved fraud or bad faith. A copy of the 2000 plan is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     Yankees' has also recommended that the Registrant's board of directors resolve that, at such time as the Registrant has, on a consolidated basis, earned a net, after tax profit of at least $100,000 per quarter for four calendar quarters, the Registrant would:

* Obtain insurance to cover the Registrant's indemnification obligations, if available on terms deemed economically reasonable under the circumstances, which would not materially, detrimentally affect the Registrant's liquidity at the time;

* Provide members of its board of directors who would not have overlapping coverage with health and life insurance coverage, if available on terms deemed economically reasonable under the circumstances, which would not materially, detrimentally affect the Registrant's liquidity at the time; and

* Pay $500 per diem cash allowance for all meetings or functions attended in person rather than by telephone or similar means at the request of the Registrant, to all members of the board of directors who are not also officers or employees of the Registrant or its subsidiaries.

     All of the foregoing would be reflected in a form of "agreement to serve as a corporate director" that each director nominee would have signed prior to the Annual Meeting of Stockholders, except that the stock bonus provisions would not apply to directors who served as designees of subsidiaries or businesses that the Registrant acquired pursuant to contractual commitments obligating the Registrant to nominate them for membership on the Registrant's board of directors. Copies of the executed agreements would be filed as exhibits to the Registrant's quarterly report on Form 10-QSB or current report on Form 8-K first filed with the Commission following the Annual Meeting of Stockholders at which such plan was adopted.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

     During the fiscal year that started on October 1, 1997 and ended on September 30, 1998, the Registrant had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except as set forth below. However, see Part I, Item 3, Legal proceedings, concerning employment agreements with presidents of the Registrant's subsidiaries and settlement agreements associated therewith.

Employment Agreements

     On June 1, 1998, the Registrant entered into an employment agreement with Mr. Peplin pursuant to which he was engaged as the Registrant's president and chief executive officer. The agreement was established for a term of 5 years and contained confidentiality and non-competition clauses. As consideration for Mr. Peplin's services, the Registrant agreed to pay a base salary of $300,000 per year. In addition, the Registrant agreed to grant him an option to purchase 1,000,000 shares of the Registrant's common stock at an exercise price of $6.00 per share and exercisable for 6 years following the grant of such options, vesting at a rate of 200,000 shares per year on each anniversary date of the agreement. No stock options were exercised and on March 25, 1999, the employment contract was terminated. A copy of the Peplin employment agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     As a material subsequent event, in conjunction with the resignation of Mr. Peplin as the Registrant's president and a member of the Registrant's board of directors, on May 4, 1999, the Registrant's board of directors elected Anthony
Q. Joffe as its president. Mr. Joffe's term as an officer is at the pleasure of the Registrant's board of directors, subject to his contractual rights under an employment agreement. The terms of Mr. Joffe's compensation for services to the Registrant are set forth in his employment agreement with the Registrant, summarized below. A copy of the Joffe employment agreement is filed as an exhibit to this report., see "Part III, Item 13 (a), Exhibit Required by Item 601 of Regulation SB."

TERMS OF EMPLOYMENT

     The following summary information extracted from the Joffe Agreement is qualified in its entirety by reference to the Joffe Agreement.

Duties:  Mr. Joffe will:

     Serve as the principal point of contact between the Registrant and the media (print, electronic, voice and picture), the investment community and the Registrant's security holders;

     Be responsible for supervision of all of the Registrant's other officers;

     Be responsible for the Registrant's compliance with all applicable laws, including federal, state and local securities laws and tax laws;

     Be responsible for supervision of the Registrant's subsidiaries; and,

     Perform such other duties as are assigned to him by the Registrant's board of directors, subject to compliance with all applicable laws and fiduciary obligations.

Other Activities

     Mr. Joffe shall, unless specifically otherwise authorized by Colmena's board of directors, on a case by case basis, devote his business time in a way that the affairs of Colmena are satisfied; provided, however, that Colmena hereby recognizes that Mr. Joffe is a full time employee of Harbour Acceptance Corp. and hereby consents to his continuation in such roles, provided that his role as Colmena's president shall take priority in allocation of time and resources to any activities pertaining to such roles, and that he will resolve any actual conflicts of interest resulting from such roles in favor of Colmena whenever possible and practical.

Status:

     Mr. Joffe will serve as an employee of the Registrant but shall have no authority to act as an agent thereof or to bind the Registrant or its subsidiaries as a principal or agent thereof without the specific consent of the Registrant's board of directors, all such functions being reserved to the board of directors in compliance with the requirements of its constituent documents.

Limitations:

     Mr. Joffe has agreed that he will not:

     Release any financial or other material information or data about the Registrant without the prior written consent and approval of the Registrant's General Counsel; or, conduct any meetings with financial analysts without informing the Registrant's General Counsel and board of directors in advance of the proposed meeting and the format or agenda of such meeting.

     Disclose to any third party any confidential non-public information furnished by the Registrant except on a need to know basis, and in such case, subject to appropriate assurances that such information shall not be used, directly or indirectly, in any manner that would violate state or federal prohibitions on insider trading of the Registrant's securities.

     Take any action which would in any way adversely affect the reputation, standing or prospects of the Registrant or which would cause the Registrant to be in violation of applicable laws. In any circumstances where Mr. Joffe is describing the securities of the Registrant to a third party, Mr. Joffe has agreed to disclose to such person any compensation received from the Registrant to the extent required under any applicable laws, including, without limitation,
Section 17(b) of the Securities Act of 1933, as amended.


Term:

     The Joffe Agreement is for a term of one year, subject to automatic annual renewal thereafter unless the Party deciding not to renew provides the other with written notice of intention not to renew prior to the 60th day before termination of the then effective term or renewal thereof.

Compensation:

     A.  200,000 shares of the Registrant's common stock, provided that:

         (1) He remains in the employ of the Registrant for a period of not less than 365 consecutive days;

         (2)   He has not been discharged by the Registrant for cause;

         (3)   He fully  complies with the  provisions  of the Joffe  Agreement,
               including,    without   limitation,   the   confidentiality   and
               non-competition sections hereof;

     B. In the event that Mr. Joffe arranges or provides funding for the Registrant on terms more beneficial than those reflected in the Registrant's current principal financing agreements, copies of which are included among the Registrant's records available through the SEC's EDGAR web site, Mr. Joffe shall be entitled, at its election, to either:

         (1)   A fee equal to 5% of such savings, on a continuing basis; or

         (2) If equity funding is provided through Mr. Joffe or any affiliates thereof, a discount of 5% from the bid price for the subject equity securities if they are issuable as free trading securities, or, a discount of 25% from the bid price for the subject equity securities, if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

         (3) If equity funding is arranged for the Registrant by Mr. Joffe and the Registrant is not obligated to pay any other source compensation in conjunction therewith, other then the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD, the Mr. Joffe shall be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

     C In the event that Mr.Joffe generates business for the Registrant, then, on any sales resulting therefrom, Mr. Joffe shall be entitled to a commission equal to 5% of the net income derived by the Registrant therefrom, on a continuing basis.

Benefits:

     Mr. Joffe is entitled to any benefits generally made available to all other employees (rather than to a specified employee or group of employees) of the Registrant or its subsidiaries.

Indemnification:

     The Registrant will defend, indemnify and hold Mr. Joffe harmless from all liabilities, suits, judgments, fines, penalties or disabilities, including expenses associated directly, therewith (e.g. legal fees, court costs, investigative costs, witness fees, etc.) resulting from any reasonable actions taken by him in good faith on behalf of the Registrant, its affiliates or for other persons or entities at the request of the board of directors of the Registrant, to the fullest extent legally permitted, and in conjunction therewith, shall assure that all required expenditures are made in a manner making it unnecessary for Mr. Joffe to incur any out of pocket expenses; provided, however, that Mr. Joffe permits the Registrant to select and supervise all personnel involved in such defense and that Mr. Joffe waives any conflicts of interest that such personnel may have as a result of also representing the Registrant, their stockholders or other personnel and agrees to hold them harmless from any matters involving such representation, except such as involve fraud or bad faith.

Early Termination:

     The Registrant can terminate the employment agreements severally, as to the terminating entity only, for cause (e.g., the inability through sickness or other incapacity to discharge duties for 21 or more consecutive days or for a total of 45 or more days in a period of twelve consecutive months; refusal to follow directions of the board of directors; dishonesty; theft; or conviction of a crime involving moral turpitude; material default in the performance of obligations, services or duties required under the employment agreement (other than for illness or incapacity) or materially breach of any provision of the employment agreement, which continues for 5 days after written notice if it resulted in material damage); discontinuance of business; and death. In the event of a dispute concerning termination due to breach or default, compensation will be continued until resolution of such dispute by a tribunal of competent jurisdiction, subject to repayment upon final determination that such compensation was not called for The Joffe Agreement contains broad non-disparagement, confidentiality and non-competition covenants subject to judicial restructuring if found to be legally unenforceable which provide for both injunctive relief and liquidated damages.

COMPENSATION OF CORPORATE SECRETARY

     The Registrant has agreed to compensate Mrs. Lindsey for her services as secretary until December 31, 2000, by granting her a non-qualified stock option pursuant to the Registrant's Stock Option Plan (described in this report) to purchase 24,000 shares of the Registrant's common stock at a price of $0.02 per share, exercisable during the period starting on January 1, 2001 and ending on December 31, 2002. A copy of the agreement to serve as corporate secretary is filed as an exhibit to this report., see "Part III, Item 13 (a), Exhibit Required by Item 601 of Regulation SB."

Report of Re-Pricing of Options or Stock Appreciation Rights

     During the report period (October 1, 1997 until September 30, 1998), to the best knowledge of the Registrant, the former management did not re-price any options or stock appreciation rights previously granted to any of the Registrant's executive officers, whether by amendment, cancellation or replacement grants, or any other means.

     As a material subsequent event, during the period commencing on January 12, 1999 and ending on the date of this report, except as disclosed below, the Registrant has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated:

1. The consulting agreement with Yankees calls for services which in certain cases approach duties normally undertaken by a corporation's board of directors (e.g., recommendations concerning divestitures, acquisitions, compensation for officers and directors, and nominations for officers and directors). While in each case, the ultimate decision is made by the Registrant's board of directors, because Yankees is the Registrant's largest stockholder, currently provides almost all of the Registrant's capital and operating facilities and has nominated all of the members of the Registrant's board of directors (other than Mr. Gigliotti), the Registrant has elected to respond to this Item as if Yankees was a director or executive officer.

     The consulting agreement with Yankees was renegotiated during January of 2000 at the Registrant's request, due to its inability to start making the cash payments called for by the original agreement. As a result of the amendment, Yankees option was increased from the right to purchase 51% of the Registrant's common stock for $40,000 to the right to purchase 75% of the Registrant's common stock for $80,000, in consideration for Yankees' agreement to waive its hourly and licensing fees for services to the Registrant until December 31, 2000. A copy of the amended consulting agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

2. On or about January 3, 2000, the expiration date of the options granted to the members of the Registrant's board of directors and its executive officers who assumed office on and after January 12, 1999, was extended until January 12, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the end of the Report Period

     As of September 30, 1998, the Registrant's only currently outstanding voting securities were 7,741,697 shares of common stock, $0.01 par value. The following tables disclose information concerning ownership of the Registrant's common stock by officers, directors and principal stockholders (holders of 5% or more of the Registrant's common stock) as of such date. The Registrant's outstanding shares of common stock for purposes of these calculations, include both outstanding securities as of the report date and securities which a named person had a right to acquire within 60 days following the report date (September 30, 1998). Consequently, the number of shares deemed outstanding for purposes of the first table (principal stockholders) will vary materially from those deemed outstanding for purposes of the second table (executive officers and directors).

Footnotes to all tables follow the second table after "Material Subsequent Events."

Security Ownership of Certain Beneficial Owners

     As of September 30, 1998, the following persons (including any "group") were, based on information available to the Registrant, beneficial owners of more than five percent of the Registrant's common stock (its only class of voting securities). Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares with respect to which such persons had the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the report date. For purposes of Table A, 7,741,697 shares of the Registrant's common stock are assumed to be outstanding.


                                              Amount
                                              and Nature                Percent
                                              Of Beneficial             of
Name and Address of Beneficial Owner (1)      Ownership (2)             Class
----------------------------------------      -------------             -----
Richard C. Peplin, Jr.                        1,626,041 (3)             21%
25100 Detroit Road; Westlake, Ohio 44145

Lakewood Manufacturing Co.                      793,944(3)              10%
25100 Detroit Road; Westlake, Ohio 44145

Security Ownership of Management

     As of September 30, 1998, the following table discloses the Registrant's common stock (the only outstanding class of equity securities for the
Registrant, its parents or subsidiaries held by persons other than the Registrant) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and, all directors and executive officers of the Registrant as a group, without naming them. The table shows in column 3 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons had the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the report dated. For purposes of this table, 7,741,697 shares of the Registrant's common stock are assumed to have been outstanding based on the options to acquire shares of the Registrant's common stock exercisable within the next 60 days held by the persons listed.

Name and Address of                         Amount         Nature of     Percent
Beneficial                                  Of Equity      Beneficial    of
Owner    (1)                                Owned          Ownership     Class
-----    ---                                 -----         ---------     -----
Richard C. Peplin, Jr.                     2,419,985        (3)          31%
25100 Detroit Road; Westlake, Ohio 44145

Robert S. Gigliotti                          100,000        (6)           1%
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

All officers and directors as a group      2,519,985        (2)          32%

Material Subsequent Events

     The Registrant has issued a material quantity of its common stock (its only class of outstanding securities, since the report date (September 30, 1998). As of June 30, 2000, the Registrant's only currently outstanding voting securities are 15,572,265 shares of common stock, $0.01 par value, held by approximately 497 registered holders of record and approximately 325 additional holders whose securities are registered in "street name" (e.g., held in the names of brokers or dealers in securities or their designees, the Depository Trust Company, etc.). The following tables disclose information concerning ownership of the Registrant's common stock by officers, directors and principal stockholders (holders of 5% or more of the Registrant's common stock). The Registrant's currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of June 30, 2000, and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this report. Consequently, the number of shares deemed outstanding for purposes of the first table (principal stockholders) will vary materially from those deemed outstanding for purposes of the second table (executive officers and directors).

All footnotes follow the second table.

Security Ownership of Certain Beneficial Owners

     As of June 30, 2000, the following persons (including any "group") are, based on information available to the Registrant, beneficial owners of more than five percent of the Registrant's common stock (its only class of voting securities). Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report. For purposes of Table A, 51,399,060 shares of the Registrant's common stock are assumed to be outstanding.


                                                Amount
                                                and Nature             Percent
                                                Of Beneficial          of
Name and Address of Beneficial Owner (1)        Ownership (2)          Class
----------------------------------------        -------------          -----
The Yankee Companies, Inc.
(and its affiliates)(4)                        42,616,795 (5)          83%
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431

Security Ownership of Management

     As of June 30, 2000, the following Table discloses the Registrant's common stock (the only outstanding class of equity securities for the Registrant, its parents or subsidiaries held by persons other than the Registrant) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and, all directors and executive officers of the Registrant as a group, without naming them. The table shows in column 3 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report. For purposes of this Table, 15,942,265 shares of the Registrant's common stock are assumed to be outstanding based on the options to acquire shares of the Registrant's common stock exercisable within the next 60 days held by the persons listed. Footnotes follow this table.

Name and Address of                 Amount           Nature of         Percent
Beneficial                          Of Equity        Beneficial        of
Owner (1)                           Owned            Ownership         Class
---------                           -----            ---------         -----
Robert S. Gigliotti                 160,000          (6)               0.01%
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

Anthony Q. Joffe                     70,000          (7)               0.004%
101 Southwest 11th Avenue;
Boca Raton, Florida 33486

Penny Adams Field                    70,000          (8)               0.004%
2424 Longboat Drive;
Naples, Florida 34104

G. Richard Chamberlin, Esquire       70,000          (9)               0.004%
4518 Southwest 44th Lane,
Ocala, Florida 34474

Vanessa H. Lindsey                   20,000          (10)              0.001%
340 Southeast 55th Avenue;
Ocala, Florida 34471

Charles J. Champion                  70,000          (11)              0.004%
Post Office Box 952259;
Lake Mary, Florida 32795

Lawrence R. Van Etten                 0              (12)              0%
1601 North 15th Terrace;
Hollywood, Florida 33020

All officers and directors
as a group                          460,000           (2)              0.028%

Footnotes to Tables of Principal Stockholders and Tables of Executive Officers and Directors

The following footnotes apply to the preceding four tables:

(1) This table pertains to common stock, the Registrant's only outstanding equity securities.

(2)  Beneficial and record.

(3) Mr. Peplin served as the Registrant's president, chief executive officer, as a member of the Registrant's board of directors and as its chair from November 10, 1997 until May 4, 1999 (except that he resigned as chairman on March 3, 1999). Lakewood Mfg. Co. is an entity control by Mr. Peplin.

(4) The Tucker family is comprised of Michelle Tucker, Leonard Miles Tucker, her husband, Shayna and Montana, their minor daughters and Jerrold Tucker, her father-in-law. Mr. Jerrold Tucker holds 250,000 shares and 440,000 shares in trust for his minor granddaughters and, in addition, 100,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker.

(5) The Yankee Companies, Inc., is a Florida corporation, 50% of which is owned by members of the Tucker family. Consequently, half of its securities could be attributed beneficially to the Tucker Family (see note 2).

(6) Mr.Gigliotti has served as a member of the Registrant's board of directors since December 11, 1997, and as its secretary until January 12, 1999.

(7) Mr. Joffe has served as a member of the Registrant's board of directors since January 12, 1999, as its president and chief executive officer since May 4, 1999.

(8) Ms. Field served as a member of the Registrant's board of directors from January 12, 1999 until March 1, 2000, as a member of the board of directors' audit committee from January 12, 1999 until March 1, 2000 and as chair of the audit committee from January 12, 1999 until March 1, 2000.

(9) Mr. Chamberlin served as the Registrant's general counsel from January 12, 1999 until March 31, 2000.

(10) Ms. Lindsey was elected as the Registrant's secretary on January 12, 1999 and as a member of the Registrant's board of directors effective February 1, 2000.

(11) Mr. Champion has served as a member of the Registrant's board of directors since January 12, 1999.


(12) Mr. Van Etten, was elected as a member of the Registrant's board of directors on May 31, 2000.

Changes in Control

     As of the end of the report period (September 30, 1998), there were no change of control arrangements in effect. Since the end of the report period, material changes in control have taken place (see "Part III, Item 9, Directors,
Executive Officers,  Promoters and Control Persons ...." for a discussion of how current  management  assumed  control of the  Registrant  starting in January of
1999). As a result of the investments by Yankees and equity compensation to which Yankees is entitled under its consulting agreement with the Registrant, the Registrant's former principal stockholder (Mr. Peplin) can no longer control decisions by the Registrant's stockholders, although he has fully supported the Registrant's current management. Based on its current stock ownership and its option to acquire up to 75% of the Registrants common stock, Yankees and its stockholders should be deemed to currently control the Registrant and to have the capacity to pass matters to be acted on at stockholders meetings. Except for the foregoing, to the best knowledge and belief of the Registrant, there are no arrangements, understandings, or agreements relative to the disposition of the Registrant's securities, the operation of which would at a subsequent date result in a change in control of the Registrant.

Parents of the Registrant

     As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified.

     The following table discloses all persons who were parents of the Registrant (as such term is defined in Securities and Exchange Commission Regulation C) as of September 30, 1998, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.


                                     Basis for         Percentage of Voting
Name                                 Control           Securities Owned
----                                 -------           ----------------
Richard C. Peplin, Jr.               *                 31%
---------
* Stock ownership & options, employment agreement. The discussion of Mr. Peplin is dealt with in detail in Part I, Item 1, Description of Business."

     As a material subsequent event, since the report date, Yankees has supplanted Mr. Peplin as the Registrant's parent (as such term is defined in Securities and Exchange Commission Regulation C) and the following table, as of June 30, 2000, discloses the basis of Yankees' control.


                                     Basis for         Percentage of Voting
Name                                 Control           Securities Owned
----                                 -------           ----------------
Yankees                              *                          83%
---------
* Stock ownership & options, consulting agreement. The discussion of Yankees, association with the Registrant is, as permitted by Commission Rule 12b-23, incorporated by reference to the discussion thereof in Part II of the Registrant's report on Form 8-K filed with the Commission on January 12, 1999. Leonard Miles Tucker, a resident of Boca Raton Florida, serves as Yankees' president and as a member of its board of directors; William A. Calvo, III, serves as Yankees' vice president, treasurer and as a member of its board of directors; Vanessa H. Lindsey (also an officer and director of the Registrant) serves as Yankees secretary and chief administrative officer. Yankees is owned in equal shares by members of Mr. Tucker's family and Mr. Calvo's family.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this Item set forth below is supplemented by information contained in the Registrant's reports: on Form 10-KSB for the year ended September 30, 1997; on Form 10-QSB for the quarters ended December 31, 1997, March 31, 1998 and June 30, 1998; and, the current reports on Form 8-K filed with the Commission on January 29, 1999, February 12, 1999, March 22, 1999 and May 18, 1999, all hereby incorporated by reference, as permitted by Commission Rule 12b-23, and for matters discussed in this report in response to Items 1, 2, 3, 9, 10 and 11 above.

Materially Adverse Proceedings

     The Registrant is not aware of any proceedings involving its executive officers or directors adverse to the Registrant's interests.

Certain Business Relationships

As of the Report Date

     Except as specifically set forth below, none of the Registrant's directors or nominees for director:

(1) Was during the fiscal year ended September 30, 1998 (the 1998 fiscal year"), an executive officer of, or owned of record or beneficially in excess of ten percent equity interest in, any business or professional entity that made or proposed to make during the 1999 fiscal year, payments to the Registrant or its subsidiaries for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for the 1998 fiscal year, or (ii) the other entity's consolidated gross revenues for its 1998 fiscal year;

(2) Was during the 1998 fiscal year an executive officer of, or owned, or during the 1998 fiscal year owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries made during the 1998 fiscal year, or proposed to make during the 1999 fiscal year, payments for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for its 1998 fiscal year, or (ii) the other entity's consolidated gross revenues for its 1998 fiscal year;

(3) Was during the 1998 fiscal year an executive officer of, or owned, or during 1998 fiscal year had owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries was indebted at the end of the Registrant's 1998 fiscal year in an aggregate amount in excess of five percent of the Registrant's total consolidated assets at the end of such fiscal year;

(4) Was during the 1998 fiscal year a member of, or of counsel to, a law firm that the Registrant retained during the 1998 fiscal year or proposed to retain during the 1999 fiscal year, which had or was expected to result in payment of fees exceeding five percent of the law firm's gross revenues for that firm's last 1998 fiscal year;

(5) Was during the 1998 fiscal year a partner or executive officer of any investment banking firm that performed services for the Registrant, other than as a participating underwriter in a syndicate, during the 1998 fiscal year or that the Registrant proposed to have perform services during the 1999 fiscal year and the dollar amount of compensation received by an investment banking firm exceeded or was expected to exceed five percent of the investment banking firm's consolidated gross revenues for that firm's 1998 fiscal year; or

(6) Was during the 1998 year involved in any other relationships that the Registrant is aware of between the nominee or director and the Registrant that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).


                                              Nature of               Amount
                          Relationship to     Interest in the         of Such
Name                      The Registrant      Transaction             Interest
----                      --------------      -----------             --------
Richard C. Peplin, Jr.    (1)                  (2) (3)                 (2) (3)
-------
(1) Mr. Peplin served as a member of the Registrant's board of directors, as its chairman and as the Registrant's president and chief executive officer from November 10, 1997 until May 4, 1999 (except as chairman, where he resigned on March 3, 1999). He was also the Registrant's principal stockholder until Yankees attained that status.

(2) On November 10, 1997, the Registrant acquired RCP Enterprises Group, LLC, an Ohio limited liability company and Tio Cigars, Inc., both of which were principally owned by Mr. Peplin, in exchange for an aggregate of 4,310,000 shares of the Registrant's common stock (see details at "Part I, Item 1, Description of Business - Peplin Related Operations").

(3) As a material subsequent event, on or about March 16, 1999, the Registrant conveyed all of the capital stock of its subsidiaries to Mr. Peplin (see details at "Part I, Item 1, Description of Business - Material Subsequent Event - 1999 Divestitures").

Material Subsequent Events

     Except as specifically set forth below, during the period starting on October 1, 1998 and ending on June 30, 2000, none of the Registrant's directors or nominees for director:

(1) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity that has made during the Registrant's last full fiscal year, or proposes to make during the Registrant's current fiscal year, payments to the Registrant or its subsidiaries for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year;

(2) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries has made during the Registrant's last full fiscal year, or proposes to make during the Registrant's current fiscal year, payments for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year;

(3) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries was indebted at the end of the Registrant's last full fiscal year in an aggregate amount in excess of five percent of the Registrant's total consolidated assets at the end of such fiscal year;

(4) Is, or during the last fiscal year has been, a member of, or of counsel to, a law firm that the issuer has retained during the last fiscal year or proposes to retain during the current fiscal year, which has or is expected to result in payment of fees exceeding five percent of the law firm's gross revenues for that firm's last full fiscal year;

(5) Is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for the Registrant, other than as a participating underwriter in a syndicate, during the last fiscal year or that the Registrant proposes to have perform services during the current year and the dollar amount of compensation received by an investment banking firm exceeded or is expected to exceed five percent of the investment banking firm's consolidated gross revenues for that firm's last full fiscal year; or

(6) Is, or during the last fiscal year has been involved in any other relationships that the Registrant is aware of between the nominee or director and the Registrant that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).

                                            Nature of               Amount
                      Relationship to       Interest in the         of Such
Name                  The Registrant        Transaction             Interest
----                  --------------        -----------              --------
Bell Entertainment       (1)                   (1)                200,000 shares
-------
(1) Represents the shares issued pursuant to the Supplemental Services Agreement between Yankees and the Registrant, a copy of which is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601of Regulation S-B

     The response to this Item as contained in the Registrant's report on Form 10-KSB for the year ended September 30, 1997, is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in the Registrant's: reports on Form 10-QSB for the quarters ended December 31, 1997, March 31, 1998 and June 30, 1998; and, the current reports on Form 8-K filed with the Commission on January 29, 1999, February 12, 1999, March 22, 1999 and May 18, 1999 and for the following additional exhibits filed herewith. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation        Page
of Exhibit       Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference   Description

(1)                *            Underwriting Agreement

(2) Plan of acquisition, reorganization,arrangement, liquidation or succession:

    2.1            (1)          Merger  Agreement   among  Sports-Guard,   Inc.,
                                RCP Enterprise, Inc. and  RCP Enterprises Group,
                                LLC, dated October 31, 1997
    2.2            (1)          Merger  Agreement   among   Sports-Guard,  Inc.,
                                Tio Mariano Cigar Corp.  and  Tio  Cigars, Inc.,
                                dated October 31, 1997
    2.3            96           Agreement for Purchase and Sale of Assets By and
                                among  RCP Communications  Group,  Inc., Colmena
                                Corp.  and Business  Technology   Systems, Inc.,
                                dated February 19, 1998.

(3)  (i)                        Articles of incorporation:

    3.1            (2)          Certificate  of  Incorporation  of  the company,
                                dated July 17, 1995.
    3.2            (1)          Certificate   of   Amendment  of  Certificate of
                                Incorporation of the Company, dated November 10,
                                1997

     (ii)                               Bylaws:

     3.3           (2)           Bylaws of the company.
     3.4           (1)           Amended and Restated Bylaws of the Registrant.
     3.5           115           Amended and Restated Bylaws of the Registrant.

(4)                              Instruments  defining  the  rights  of holders,
                                 including indentures:
     4.1           (2)           Specimen Common Stock Certificate
     4.2           (2)           (Form of) Stock Purchase Warrant
     4.3           (3)           (Form of) 10% Convertible Notes
     4.4           (4)           Registrant's 1998  Stock  Option Plan and Forms
                                 of Incentive Stock Option  Agreement  and  Non-
                                 Qualified Stock Option Agreement.
     4.5           142           Yankees Warrant Agreement, effective January 5,
                                 1999.
     4.6           157           Common  Stock  Purchase  Warrants  between  the
                                 directors and officers of the Registrant, dated
                                 January 29, 1999.
     4.7           163           Yankees   Amended  Warrant   Agreement,   dated
                                 December 30, 1999
     4.8           179           Amended  Common Stock Purchase Warrants between
                                 the directors and  officers  of the Registrant,
                                 dated January 3, 2000.
     4.9           185           Registrant's  2000 Non-qualified Stock Option &
                                 Stock Incentive Plan, dated January 3, 2000.

(5)                *             Opinion re: legality

(6)                *

(8)                *             Opinion re: tax matters

(9)                              Voting trust agreements

(10)                             Material Contracts:

     10.1          (5)           Yankee Consulting  Agreement, dated  January 5,
                                 1999
     10.b-3        (6)           Reorganization Agreement with Richard C.Peplin,
                                 Jr., dated March 25, 1999
     10.4          203           Financing Agreement,Amended Financing Agreement
                                 Extension  Agreement  with  Dueutsche  and BTS,
                                 dated  February 26,  1997 and  August 19,  1998
     10.5          234           Customer  Billing  &  Collection Contract  with
                                 International Telemedia Associates, dated  June
                                 20, 1997.
     10.6          251           Loan  Agreement  between Wiseman Family, Peplin
                                 and RCP, dated October 13, 1997.
     10.7          266           Consulting  Agreement  between The Kaplan Group
                                 and the Registrant, dated November 10, 1997.
     10.8          269           Consulting Agreement between Robert S.Gigliotti
                                 and the Registrant, dated November 10, 1997.
     10.9          273           Consulting Agreement  between  Troy Wiseman and
                                 the Registrant, dated November 10, 1997.
     10.10         276           Consulting Agreement and Termination  Agreement
                                 between Jeff Outcalt and the Registrant,  dated
                                 November 10, 1997 and May 1, 1998.
     10.11         283           Consulting Agreement between Michael J. Feldman
                                 and the Registrant, dated November 10, 1997.
     10.12         286           Consulting  Agreement  between  Sohail Quraushi
                                 and the Registrant, dated November 10, 1997.
     10.13         289           Purchase Agreement between Arnold Semler,  Inc.
                                 and the Registrant, dated November 10, 1997
     10.14         296           Employment  Agreement  between  Madhu Sethi and
                                 the Registrant, dated February 18, 1998.
     10.15         300           Consulting Agreement between SBV Holdings, Inc
                                 and the Registrant, dated February 25, 1998.
     10.16         303           Investment  Banking  and   Advisory   Services
                                  Agreement with Strategica and  the  Registrant
                                  dated May 7, 1998.
     10.17         311            Employment Agreement between Richard C.Peplin,
                                  Jr. and the Registrant, dated June 1, 1998.
     10.18         319            SBV Promissory Note, dated October 1, 1998.
     10.19         320            Settlement  Agreement  between Madhu Sethi and
                                  the Registrant, dated June 3, 1999.
     10.20         325            Supplemental   Services   Agreement    between
                                  Yankees and the Registrant,  dated October 15,
                                  1999
     10.21         338            Memorandum of Acquisition  between Fon Digital
                                  Network, Inc. and TechTel Communications,Inc.,
                                  dated November 1999.
     10.22         339            Agreement  between  Registrant  and  BellSouth
                                  Telecommunications, dated November 22, 1999.
     10.23         397            Yankees  Second    Amendment  to    Consulting
                                  Agreement, dated January  2, 2000
     10.24         403            Agreement  to  Serve  as  Corporate  Secretary
                                  between  Vanessa Lindsey and  the  Registrant,
                                  dated January 3, 2000.
     10.25         418            Employment agreement between  Anthony Q. Joffe
                                  and the Registrant, dated January 3, 2000.
     10.26         430            Settlement  Agreement between  Jack Levine and
                                  the Registrant, dated January 17, 2000.
     10.27         42            Settlement Agreement between Lawrence VanEtten
                                  and the Registrant, dated May 11, 2000.
     10.28         438            Settlement Agreement between  Troy D. Wiseman,
                                  Richard C. Peplin, Jr. and the Registrant, dated May 31, 2000.

Designation      Page
of Exhibit       Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference     Description

(11)               43             Statement re computation of per share earnings

(13)               *              Annual or quarterly reports, Form 10-QSB

(15)               *              Letter  on    unaudited  interim     financial
                                  information

(16)                              Letter on change in certifying accountant

     16.1          (7)            Letter re  Change  in  Certifying   Accountant
                                  Ernst & Young LLP

(17)               **             Letter on director resignation

(18)               **             Letter re change in accounting principals

(19)               *              Reports furnished to security holders

(20)               **             Other  documents  or  statements  to  security
                                  holders   or  any  document   incorporated  by
                                  reference

(21)               95             Subsidiaries of the Registrant

(22)               **             Published  report regarding  matters submitted
                                  to vote

(23)                              Consent of experts and counsel

     23.4          (8)             Consent of Weinberg & Co.

(24)               **             Power of attorney

(25)               *              Statement re eligibility of trustee

(26)               *              Invitation for competitive bids

(27)              441             Financial data schedule

(99)                              Additional Exhibits:

-------
*        Not applicable

**       None

(1) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended September 31, 1997, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB filed February 23, 1996, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form 10-SB/A filed June 3, 1996, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(4) Filed as an exhibit to the Registrant's Report on Form 8-K dated January 29, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(5) Filed as an exhibit to the Registrant's registration statement on Form S-8, registration number 333-47999, declared effective by the Securities and Exchange Commission on March 16, 1998, as exhibit 99.1; and, incorporated by reference herein as permitted by Commission Rule 12b-23.

(6) Filed as an exhibit to the Registrant's Report on Form 8-K dated March 22, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(7) Filed as an exhibit to the Registrant's Report on Form 8-K/A dated February 12, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(8) On August 31, 2000, the Registrant received a letter from Derek M. Webb, CPA from the firm of Weinberg & Company, P.A. which stated "A consent letter is not needed for this filing, but we have proof read the finacnial staements conatined in the 10-K filing and have found no inconsistencies.

Reports on Form 8-K Filed During Quarter Ended September 30, 1998

         During the calendar quarter ended September 30, 1998, the Registrant filed the following reports on Form 8-K with the Commission:

                   Financial

Items Reported     Statements Included                           Date Filed
--------------     -------------------                           ----------
1,2 and 7          No                                            December 1,1997
4 and 7            For the Period of June 1, 1997 (Date of
                   Inception)  to   September   30,  1997,
                   Combined    Balance   Sheet,  Combined
                   Statement of Income, Combined Statement
                   of Changes  in Shareholders'  Interest,
                   Combined  Statement   of  Cash   Flows,
                   Notes to Combined Financial Statements,
                   Unaudited  Pro  Forma Combined Balance,
                   Unaudited  ProForma Combined Statement,
                   Notes to Unaudited Pro Forma Financial
                   Statements. February 26, 1998

         As material subsequent events, the Registrant filed the following reports on Form 8-K with the Commission after September 30, 1998:

                                    Financial

Items Reported                   Statements Included       Date Filed
--------------                   ----------------          ----------
1,2,4,5 and 7                    No                           January 29, 1999
4 and 7                          No                           February 12, 1999
2 and 5                          No                           March 22, 1999
1                                No                           May 18, 1999

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

     Dated:   September 7, 2000
                                  Colmena Corp.

                           By: /s/Anthony Q. Joffe/s/
                       President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Date                Title

/s/Anthony Q. Joffe/s/              September 7, 2000   President,
                                                        Chief Executive Officer,
                                                        Director
/s/Vanessa H. Lindsey/s/            September 7, 2000   Secretary & Director
/s/Charles J. Champion, Jr. /s/     September 7, 2000   Director & Audit
                                                        Committee Member
/s/Robert S. Gigliotti/s/           September 7, 2000   Director & Audit
                                                        Committee Member
/s/Lawrence R. Van Etten/s/         September 7, 2000   Director

                             Additional Information

                                  Colmena Corp.

                                   Registrant

        Crystal Corporate Center; 2500 North Military Trail, Suite 225-D;
                           Boca Raton, Florida 33431
    Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425;
                           E-mail aqj@colmenacorp.com
                              -------------------
                             Corporate Headquarters

                          Anthony Q. Joffe, President;
          Vanessa H. Lindsey, Secretary & Chief Administrative Officer
                                     ------
                                    Officers

         Anthony Q. Joffe; Robert S. Gigliotti; Charles J. Champion, Jr.
                  ; Vanessa H. Lindsey; Lawrence R. Van Etten
                                     ------
                               Board of Directors

                   Weinberg & Co. Certified Public Accountants

             6100 Glades Road, Suite 314; Boca Raton, Florida 33434
        Telephone (561) 487-5765: Facsimile Transmission (561) 487-5766;
                            E-mail weinacctg@aol.com
                                -----------------
                         Independent Public Accountants

                     American Stock Transfer & Trust Company

                    40 Wall Street; New York, New York 10005

        Telephone (212) 936-5100: Facsimile Transmission (718) 921-8326;
                            E-mail info@amstock.com
                                ----------------
                                 Transfer Agent

     Exhibits to this Form 10-KSB are available on the Securities and Exchange Commission's web site located at www.sec.gov in the EDGAR archives, on the Registrant's website located at www.colmenacorp.com and will be provided without charge to stockholders of the Registrant upon written request addressed to Vanessa H. Lindsey, Secretary; Colmena Corp.; 1941 Southeast 51st Terrace; Ocala, Florida 34471.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Stockholders nor has it passed upon its accuracy or adequacy.