Form 10QSB
period 1998-12-31
COLMENA CORP
filed 2001-05-03
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 1998
Commission file number:                     0-27842



                                  COLMENA CORP.
             (Exact name of registrant as specified in its charter)


         Delaware                                           54-1778587
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)




                       2500 N. Military Trail, Suite 225-D
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)
                                   (Zip code)

                                 (561) 998-2031
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes No X

                         APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On February 28, 2001, the issuer had outstanding 15,872,265 shares of common stock, $.001 par value per share.

                         COLMENA CORP. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                      INDEX

                                                                    Page

PART I - FINANCIAL INFORMATION

  Item 1 - Consolidated Financial Statements

  Consolidated Balance Sheet (Unaudited)
           As of December 31, 1998....................................3
  Consolidated Statements of Operations (Unaudited)
           For the Three Months Ended December 31, 1998 and 1997......4
  Consolidated Statements of Cash Flows (Unaudited)
           For the Three Months Ended December 31, 1998 and 1997......5

  Condensed Notes to Consolidated Financial Statements............... 6-12

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................... 13-15


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings......................................16-21

  Item 2 - Changes in Securities and use of Proceeds................21

  Item 4 - Submission of Matters to a Vote of Security Holders.......21

  Item 6 - Exhibits and Reports on Form 8-K...........................22

  Signatures..........................................................22

                            COLMENA CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:

    Cash                                                              $     236
    Other Current Assets                                                  1,160
                                                                         ------
      Total Current Assets                                                1,396

    Property and Equipment, net accumulated depreciation of $4,229       24,361
    Equipment to be Repossessed under security agreement,
                         net of impairment                              275,000
                                                                       --------
        Total Assets                                                  $ 300,757
                                                                     ==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Cash Overdraft                                                     $ 76,714
    Accounts Payable and Accrued Expenses                               370,607
    Notes Payable-Nonrelated Parties                                    535,120
    Notes Payable-Related Parties                                       292,721
    Due to Shareholder                                                   22,500
    Net Liabilities of Discontinued Operations                        1,048,274
                                                                     ----------
        Total Current Liabilities                                     2,345,936
                                                                     ----------

STOCKHOLDERS' DEFICIT:

    Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
        7,741,697 Shares Issued and Outstanding                          77,417
    Additional Paid-in Capital                                       14,614,351
    Accumulated Deficit                                             (16,736,947)
                                                                    ------------
        Total Stockholders' Deficit                                  (2,045,179)
                                                                     -----------
        Total Liabilities and Stockholders' Deficit                   $ 300,757
                                                                      ==========

                      COLMENA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      For the Three Months
                                                        Ended December 31,
                                                     1998                1997

REVENUES                                           $ 33,885         $ 1,346,026
COST OF SALES                                             -             954,552
                                                    -------            --------

GROSS PROFIT                                         33,885             391,474
                                                    -------            --------
OPERATING EXPENSES:
    Compensation Expense                             39,635                   -
    Depreciation and Amortization                     1,500                   -
    Consulting                                            -                   -
    Professional and Legal Fees                      14,133                   -
    Selling, General and Administrative              37,875              74,813
                                                    -------             -------
                                                     93,143              74,813
                                                     -------             -------
        Total Operating Expenses                     (59,259)           316,661
                                                     --------           --------

INCOME (LOSS) FROM OPERATIONS
OTHER (EXPENSES):
    Interest Expense, net                            (43,348)                 -
                                                     --------            -------
TOTAL OTHER EXPENSES                                 (43,348)                 -
                                                     --------            -------
LOSS FROM CONTINUING OPERATIONS                    (102,607)            316,661
LOSS FROM DISCONTINUED OPERATIONS
   Loss From Operations                             (21,270)                  -
   Loss on Disposal                                       -                   -

TOTAL LOSS FROM DISCONTINUED OPERATIONS              (21,270)                 -
                                                   --------            ---------
NET INCOME (LOSS)                                  $ (123,877)         $ 316,661
                                                   ==========         ==========
BASIC AND DILUTED:
  Net Income (Loss) Per Common Share:

       Income (Loss) from Continuing Operations      $ (0.02)            $ 0.06
       Loss from Discontinued Operations               (0.00)                 -
                                                      ------              ------
                                                     $ (0.02)            $ 0.06
                                                     ========            =======

  Weighted Common Shares Outstanding               7,741,697           4,996,830
                                                  ==========          ==========

                         COLMENA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Three Months Ended December 31,
                                                                                -----------------------------------
                                                                                    1998               1997
                                                                                ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss) from Continuing Operations                                   $ (102,607)         $ 316,661
 Adjustments to Reconcile Net Income (Loss) from Continuing Operations to Net Cash Used in Continuing Operations:
      Depreciation and Amortization                                                  1,500             93,443
      Impairment Loss on Marketable Securities                                       3,400                  -

      (Increase) Decrease in:
         Accounts Receivable                                                         9,664         (1,140,861)
         Prepaid Expenses and Other                                                      -              5,087
         Inventory                                                                       -           (131,945)
         Deposits                                                                        -             (9,624)
         Note Receivable - CTI                                                           -            (10,400)
         Other Current Assets                                                        3,217            225,755

       Increase (Decrease) in:
         Cash Overdraft                                                             (7,672)                 -
         Accounts Payable and Accrued Expenses                                     (33,090)           483,423
         Net Liabilities of Discontined Operations                                       -             (9,426)
                                                                                   --------          --------

Net Cash Flows Used in Continuing Operations                                       (125,588)         (177,887)
                                                                                    -------          ---------

 Loss from Discontinued Operations                                                  (21,270)                 -
  Changes in Net Asset and Liabilites of Discontinued Operations                     40,440                  -
                                                                                     -------         ---------

Net Cash Flows Provded by Discontinued Operations                                    19,170                  -
                                                                                    -------           --------

Net Cash Flows Used in Operating Activites                                         (106,418)          (177,887)
                                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                            (3,001)           (30,840)
    Purchase of Customer Base                                                             -           (978,016)
                                                                                   ---------          ---------

Net Cash Flows Used in Investing Activities                                          (3,001)        (1,008,856)
                                                                                     -------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds From Issuance of Common Stock                                                   -              1,000
 Proceeds from Issuance of Notes Payable - Related Parties                            5,590                  -
 Proceeds from Issuance of Notes Payable - Non-Related Parties                       75,278            697,825
 Due to Shareholder                                                                  22,500                  -
 Other                                                                                    -            496,149
                                                                                     -------           -------

Net Cash Flows Provided by Financing Activities                                      103,368          1,194,974
                                                                                     -------         ---------

Net Increase (Decrease) in Cash                                                       (6,051)             8,231

Cash - Beginning of Period                                                             6,287                  -
                                                                                      ------                 -

Cash - End of Period                                                                   $ 236            $ 8,231
                                                                                      ======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                            $ -                $ -
                                                                                      ======               ===
   Income Taxes                                                                        $ -                $ -
                                                                                      ======               ===


                                  COLMENA CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1998 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the full fiscal year ending September 30, 1999.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND COMBINATION

The  1998  consolidated   financial  statements  include  the  accounts  of  the
Registrant and its subsidiaries RCP, BTSF, Tio and TechTel. All significant intercompany balances and transactions been eliminated in consolidation.

The 1997 financial statements have been presented on a combined basis, which represents as the Registrant, the Registrant's owned affiliates RCP and Tio. Significant intercompany balances and transactions have been eliminated in combination

NOTE 3 - SUBSEQUENT EVENTS

(A) - Consulting Agreement between The Registrant and the Yankee Companies, Inc.

On January 5, 1999 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into by and between the Registrant and The Yankee Companies, Inc. (the Consultant"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date and will be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - SUBSEQUENT EVENTS (Continued)

(A) - Consulting Agreement between The Registrant and the Yankee Companies, Inc.
                                   (Continued)

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

As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Registrant agreed to issue within the first 365 days of the agreement, (the "Initial Term") to the consultant 8,066,326 Class A options to purchase 8,066,326 shares of the Registrant's common stock at an exercise price of $0.005 per share, under the assumption that 7,750,000 common shares were outstanding or reserved for future issuance, and therefore resulting in the consultant owning 51% of the Registrant's common stock. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and prices. The options may be exercised from the 10th day until the 365th day following the effective date of a registration statement registering the underlying common stock with the commission. The consulting agreement with Yankees was renegotiated during January of 2000 at the Registrant's request, due to its inability to start making the cash payments called for by the original agreement. As a result of the amendment, Yankees option was increased from the right to purchase 51% of the Registrant's common stock for $40,000 to the right to purchase 75% of the Registrant's common stock for $80,000, in consideration for Yankees' agreement to waive its hourly and licensing fees for services to the Registrant until December 31, 2000. On January 4, 2001, the Registrant entered into a new strategic consulting agreement that replaced the agreement in place since January 5, 1999. The new agreement is substantially the same except that a fee of $10,000 per months will accrue for services rendered by certain individuals. As of the date of this report, only 6,000,000 common shares were issued related to these warrants. The Registrant is in the process of issuing the remaining 2,000,000 common shares. The Registrant applies the fair market value method of Statement of Financial Accounting Standards 123 in accounting for stock options issued to consultants. Accordingly, consulting expense of $1,476,138 was recognized during January 1999 for the 8,066,326 options issued.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 - SUBSEQUENT EVENTS (Continued)

(A) - Consulting Agreement between The Registrant and the Yankee Companies, Inc.
                                   (Continued)


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

(B) - Reorganization Agreement between the Registrant and Mr. Peplin, and
                           Resignation of Mr. Peplin.

On March 25, 1999, a Reorganization Agreement (the "Agreement") was entered into and consummated by and among the Registrant and Mr. Peplin the principal stockholder and former president of the Registrant. Under the terms of the Agreement, the Registrant conveyed to the order of Mr. Peplin, and Mr. Peplin accepted, all of the Registrant's right, title and interest in and to all of the capital stock of T2U Co. and BTSF (the "Subsidiaries"), expecting that Mr. Peplin will designate a newly organized corporation to assume ownership of the Subsidiaries. The transaction was accounted for as a sale, at fair market value, the consideration being an assumption of net liabilities by Mr. Peplin. The Registrant agreed to pay all reasonable costs required to effect a liquidation of the Subsidiaries by Mr. Peplin's designee pursuant to Chapter 7 of the United States Bankruptcy Code and to defend any resulting litigation or regulatory actions. Furthermore, the Registrant agreed to spin out 20% of the capital stock of TechTel to the Registrant's stockholders under the parameters established by Securities Exchange Commission Division of Corporate Finance Staff Legal Bulletin Number 5, and to use the remaining 80% of the capital stock of TechTel to settle outstanding liabilities of TechTel to Mr. Peplin, to a principal of Yankees and to other persons, based on negotiations to be conducted by Yankees.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 - SUBSEQUENT EVENTS (Continued)

(B) - Reorganization Agreement between the Registrant and Mr. Peplin, and
                           Resignation of Mr. Peplin.

Mr. Peplin irrevocably agreed that any net assets remaining after liquidation of the Subsidiaries will be used to pay taxes and liabilities of TechTel guaranteed by Mr. Peplin or the Registrant, with the net balance returned to the Registrant, such net balance interest to be represented by a security interest memorialized in one or more Forms UCC-1 to be filed in each state in which the Subsidiaries have any assets. The 80% of TechTel common stock was transferred to Mr. Peplin and others in a transaction accounted for as a sale, the consideration being the assumption by the transferors of liabilities of TechTel. Before the transfer of the 20% TechTel common stock as discussed above, in November 1999 the interest of all stockholders in TechTel, including the Registrant, was acquired by FON Digital Network, Inc. ("FON"), an OTC Bulletin Board company. FON issued 50,000 shares to various parties including 5,000 to the Registrant in exchange for TechTel shares. During March 1999, pursuant to the sale of the subsidiaries, the Registrant recognized a gain on sale.

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

(C)       Common Stock Transactions And Stock Options And Warrants Granted

On January 3, 2000, a vendor who provided legal services to the Registrant converted total amounts due aggregating $50,782 at December 31, 1998 to 677,087 restricted shares of common stock of the Registrant.

On January 3, 2000, a vendor converted total amounts due of $2,550 at September 30, 1998 to 34,000 shares of common stock of the Registrant.

On May 11, 2000, the Registrant issued 136,147 shares of common stock in full payment of all obligations owned to a vendor.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - SUBSEQUENT EVENTS (Continued)

(C) Common Stock Transactions and Stock Options and Warrants Granted (Continued)

On May 31, 2000, the Registrant issued 533,333 shares of common stock to a third party as an accommodation to Mr. Peplin. Mr. Peplin, personally guaranteed funds loaned by the third party to RCP. The third party brought suit against Mr. Peplin in the Circuit Court of Cook County, Illinois, to enforce payment on the guaranty. The Registrant was not a party to the suit. However, as an accommodation to Mr. Peplin, the Registrant has become a party to a settlement agreement between the litigants in which it promises to transfer 533,333 shares of its stock to the third party without assuming any liability for Mr. Peplin's obligations under the settlement agreement.

On June 3, 1999, in connection with a settlement agreement, the Registrant issued to Mr. Sethi, a former employees, 250,000 shares of common stock at fair value.

On November 8, 2000, the Registrant issued 100,000 shares of common stock in full satisfaction of all obligations owed to a third party.

For all conversions of debt with unrelated parties, the Registrant will record a gain or loss on the extinguishment of debt based upon the quoted market price of the stock on the conversion dates.

On January 29, 1999, directors of the Registrant were issued for services, 300,000 common stock options at an exercise price of $0.05 per share on or before January 15, 2000. On January 3, 2000, the warrants were extended to January 12, 2001. On January 11, 2001, theses warrants were extended to January 15, 2002. . Additionally, on March 14, 2000, a director of the Registrant was issued for services, 70,000 common stock options at an exercise price of $.05 per share. These options expire on January 15, 2002.

On January 3, 2000, directors and officers of the Registrant were issued for services, 264,000 common stock options at an exercise price of $0.02 per share on or before December 31, 2002.

On January 11, 2001, directors of the Registrant were issued for services, 400,000 common stock options at an exercise price of $0.05 per share on or before January 11, 2002.

(D) Non-Qualified Stock Option & Stock Incentive Plan

Effective January 1, 2000, the Registrant adopted the "Colmena Corp Non-Qualified Stock Option & Stock Incentive Plan" (the 2000 Plan). The purpose of the plan was to promote the success and enhance the value of the Registrant. Subject to adjustment, as defined in the agreement, the aggregate number of shares of common stock that may be granted under the Plan shall be 1,000,000 shares. As of April 15, 2001, no shares have been issued under the plan and the stockholders did not approve the plan. Accordingly, the plan has been terminated.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - SUBSEQUENT EVENTS (Continued)

(E) Employment Agreement

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

Compensation:

     A. 200,000 shares of the Registrant's common stock, provided that (1) He remains in the employ of the Registrant for a period of not less than 365 consecutive days; (2) He has not been discharged by the Registrant for cause;
(3) He fully complies with the provisions of the Joffe Agreement, including, without limitation, the confidentiality and non-competition sections hereof.

The shares were issued on October 31, 2000.

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

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(E)      Potential Reorganization Under Bankruptcy Code

In light of the volume of litigation, potential litigation and regulatory action, the Registrant and its Board of Directors have discussed the possibility of reorganization under Chapter 11 of the United States Bankruptcy Code. As of the date of this report no such reorganization has been consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations

During January of 1999, the Registrant's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide the Registrant with working capital and assistance in development and implementation of new strategic plans. Yankees suggested that the Registrant first concentrate on completing the audit of its financial statements for the fiscal year ended September 30, 1998 which was completed in September 2000. Concurrently with activities pertaining to the 1998 audit, Yankees assisted the Registrant to identify persons with claims and potential claims against the Registrant and to negotiate with them to amicably resolve such claims.

The Registrant has completed the audit of its financial statements for the fiscal year ended September 30, 1998 and is currently completing the quarterly unaudited financial statements required in order to complete and file its delinquent reports on Commission Form 10-QSB for the calendar quarters ended March 31, 1999 and 2000 and June 30, 1999 and 2000, and the audit for its fiscal year ended September 30, 1999 and 2000. The Registrant expects to have all such financial statements and reports filed with the commission prior to July 1, 2001.

Almost all claims and potential claims against the Registrant identified by Yankees have been amicably resolved through the issuance of approximately 1,730,567 shares of common stock, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, which the Registrant will contest (see "Part II, Item 1, Legal Proceedings"). Yankees, on behalf of the Registrant is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims of approximately $165,956 While management feels that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operations (Continued)

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

Three months ended December 31, 1998 compared to three months ended December 31, 1997

Prior to the discontinuation of past operations, substantially all financial activity during 1998 and 1997 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. We reported net losses for the three months ended December 31, 1998 of ($123,878) and net income for the three months ended December 31, 1997 of $316,661. This translates to a per share (loss) of $(0.02) for the three months ended December 31, 1998 and per share income of $0.06 for the three months ended December 31, 1997.

The net income (loss) figures were based on corresponding revenues of $33,885 and $1,346,026 for the three months ended December 31, 1998 and 1997, respectively. The decrease in net revenue and corresponding decrease in cost of revenue in 1998 as compared to 1997 was attributable to the discontinuation of substantially all of marketing and distributing of long-distance telephone service calling cards. Operating expenses rose to $93,143 for the three months ended December 31, 1998 as compared to $74,813 for the three months ended December 31, 1997. The increase was due the increased professional fees incurred related to the Registrant's restructuring amounting to approximately 14,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three months ended December 31, 1998 compared to three months ended December 31, 1997

Net cash used in investing activities in the 1998 period was $3,001 compared to net cash used in investing activities of $1,008,856 in the 1997 period. This difference was related substantially to the purchase of a customer base in the 1997 period.

Net cash provided by financing activities in the 1998 period was $103,368 as compared to net cash provided by financing activities of $1,194,974 in the 1997 period. The difference was attributable to decreased proceeds received from loans and decreased capital contributions.

No additional meaningful comparisons can be made for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997 in that during the three months ended December 31, 1997, the activities of the Registrant's predecessor were unrelated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

At December 31, 1998, the Registrant had a stockholders' deficiency of approximately $2,045,000. The Registrant's future operations and growth is dependent on its ability, with the assistance of Yankees, to raise capital for expansion and to implement its strategic plan. If the Registrant is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, the Registrant may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The Registrant has no other material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

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

     On June 3, 1999, a settlement agreement (the "Agreement") was entered into by the Registrant, Mr. Sethi, and Ila Sethi ("Mrs. Sethi"), Mr. Sethi's spouse. The Parties agreed to an accord and satisfaction of all of their rights, obligations and liabilities. Mr. and Mrs. Sethi agreed to relinquish all rights, whether accrued or inchoate, under any agreements between them or their affiliates and the Registrant and its affiliates, other than those established by the Agreement. Mr. and Mrs. Sethi agreed to cooperate with the Registrant in its dispute with Deutsche Financial Services Corporation (discussed below) and the Registrant agreed to use its best efforts to include Mr. and Mrs. Sethi in any settlements of the dispute with Deutsche Financial Services Corporation. The Registrant further agreed to issue to Mr. and Mrs. Sethi, 250,000 shares of the Registrant's common stock, in reliance on the exemption from registration requirements under the Securities Act of 1933, as amended. A copy of the settlement agreement is filed as an exhibit to Form 10-KSB as of September 30, 1998 per "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

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

Loan Agreement and Extension Agreement with Deutsche Financial Services
   Corporation

     On or about February 26, 1997, a loan agreement for wholesale financing (the "Deutsche Financing Agreement") was entered into between Deutsche Financial Services Corporation and Business Technology Systems, Inc., a corporation then owned by Mr. Sethi. The Deutsche Financing Agreement provided for inventory financing for Business Technology Systems, Inc., secured by a first priority perfected lien and security interest in all of its assets, rights, and proceeds thereof, owned on February 26, 1997 or thereafter acquired. On or about February 19, 1998, the Registrant agreed to purchase all of the assets and assumed the liabilities of Business Technology Systems, Inc., and on March 15, 1998, it formed Business Technology Systems, Inc., a Florida corporation ("BTSF") to which all such assets were assigned and which assumed the related obligations. Mr. and Mrs. Sethi guaranteed the obligations of Business Technology Systems, Inc., under the Deutsche Financing Agreement on or about August 5, 1997. As of August 19, 1998, BTSF, as the successor in interest to Business Technology Systems, Inc., was in default under the Deutsche Financing Agreement, with past due obligations totaling approximately $112,000 and total indebtedness, including accrued interest, totaling approximately $350,000. A copy of the financing and amended financing agreement is filed as an exhibit to Form 10-KSB as of September 30, 1998 per "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     An extension of the Deutsche Financing Agreement (the "Extension Agreement") was entered into by BTSF and Deutsche Financial Services Corporation on or about August 26, 1998, extending the time for payment of the debt, including past due obligations. Under the terms of the Extension Agreement, BTSF acknowledged and agreed to pay Deutsche Financial Services Corporation the sum of $348,858 on or before September 15, representing the principal as of August 14, 1998 of $345,474, interest charges of $3,384 through July 31, 1998, additional interest charges from August 1, 1998 at the annual rate of prime plus 6.5%, and fees and expenses incurred by Deutsche Financial Services Corporation. In addition, BTSF agreed to surrender its inventory to Deutsche Financial Services Corporation for the purpose of its liquidation and application to the debt as of the date of the extension. Furthermore, the Extension Agreement called for guarantees by the Registrant, Mr. Peplin, Mr. and Mrs. Sethi and BTSF and the guarantors to enter into a consent arbitration award. A copy of the extension agreement and consent arbitration award is filed as an exhibit to Form 10-KSB as of September 30, 1998 per "Part III, Item 13(a), Exhibits Required by
Item 601 of Regulation SB."

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

     As of December 31, 1998, BTSF had failed to pay the remaining debt totaling approximately $331,000. On October 6, 1998, Deutsche Financial Services Corporation initiated an American Arbitration Association proceeding in Dallas, Texas, entitled Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Richard C. Peplin, Jr., and Colmena Corporation. On or about June 1, 1999, Mr. and Mrs. Sethi, without advising the Registrant, executed the Extension Agreement as guarantors and the related consent arbitration award pursuant to an undisclosed settlement agreement with Deutsche Financial Services Corporation. On or about October 8, 1999, the repudiated Consent Arbitration Award was reduced to a" Consent Arbitrator Award," which provided as follows:

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

     The Registrant has not paid any portion of the award and is not aware of the commencement of any proceedings to enforce the award. Should such proceeding be commenced, the Registrant will seek to have the award vacated on the grounds that the Registrant repudiated its guarantee and consent to the consent arbitration award prior to its execution by Mr. and Mrs. Sethi, and consequently, the arbitrators were without jurisdiction to entertain the proceeding. In the event the award is reduced to a judgment, the Registrant anticipates that it would avail itself of protection under Chapter 11 of the United States Bankruptcy Code and seek to litigate the entire matter.

Ziff Davis, Inc. vs. BTS

     On February 12, 1999, Ziff-Davis, Inc. filed an action for damages against BTSF. A material judgment was entered against BTSF on July 26, 1999. At the time of the judgment, BTSF was no longer a subsidiary of the Registrant. Management of the Registrant and its counsel believe that, absent the ability to "pierce the corporate veil," no liabilities attributable to BTSF should affect the Registrant.

Patrick Graham vs. Five Star, Tio, the Registrant and Mr. Peplin


     On July 9, 1999 the matter of Patrick V. Graham vs. Five Star Cigar, Inc., a Delaware corporation; Mariano Cigar Corporation f/k/a Tio Cigar Corporation, a Delaware corporation; Colmena Corp., a Delaware corporation; and Richard Peplin, was filed in the Circuit Court of Broward County, case no. 99-012194. This was an action for compensatory damages and money lent claiming that on March 16, 1997, Five Star executed a promissory note to Patrick V. Graham and that Five Star failed to pay the note in the amount of $40,000 and is in default and that on March 31, 1997, Tio Cigars executed a promissory note to Mr. Graham in the amount of $40,000 and is now in default on that note. Mr. Graham has taken the position that the Registrant is the successor by merger of Tio Cigar and Five Star and as its successor is liable for the indebtedness of Five Star for the amount of $40,000.00 plus prejudgment interest, costs and attorney's fees. In response to the filing of the complaint, on October 6, 1999 the Registrant filed an omnibus motion to dismiss and motion for summary judgment and motion for attorney's fees, challenging jurisdiction and venue as well as arguing that Five Star Cigar, Inc. is a separate legal entity from the Registrant that was sold in late 1997 and was never merged into the Registrant or Tio Cigar, Inc., or Tio Mariano Cigar Corp. On November 8, 2000, the Parties agreed to settle Patrick V. Graham vs. Colmena Corp., et al, as follows: in consideration for the plaintiff's dismissing the above mentioned case with prejudice against the Registrant and other named Defendants, the Registrant issued to Patrick V. Graham, his designees or assigns, 100,000 restricted shares of the Registrant's common stock. A copy of the settlement agreement is filed as an exhibit to this Form 10-QSB as of December 31, 1998 per "Part II, Item 6(a), Exhibits Required by Item 601 of Regulation S-B."

Investigation by the Federal Trade Commission ("FTC") of T2U Co.

     On December 9 and 10, 1998, the president and regulatory affairs manager of T2U Co. were asked to testify in a confidential, non-public hearing before staff of the FTC "to determine whether various entities may be engaging or have engaged in unfair or deceptive action, acts or practices in or affecting commerce in violation of Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or the Commission's [FTC] Trade Regulation Rule pursuant to the Telephone Disclosure and Dispute Resolution Act of 1992, 16 CFR part 308."As monetary relief for any such violations the FTC is seeking consumer redress and disgorgement for the United States Treasury of up to the full amount of income generated by RCP. A proposed Stipulated Final Judgement and Order for Permanent Injunction and Consumer Redress ("Consent Decree") was signed by T2U and Mr. Peplin on November 23, 1999, and sent to the Division of Marketing Practices, FTC. The Consent Decree, if signed by the FTC will result in certain injunctions and a judgement against T2U and Mr. Peplin in an amount of $3,200,000. Based upon representations made by Mr. Peplin to the FTC regarding the financial insolvency of Mr. Peplin and T2U, in lieu of payment of the foregoing amount, T2U and Mr. Peplin are to assign to the FTC all rights, title and interest they may have in their proceedings in bankruptcy against ITA. The Registrant's management and legal counsel believe that since T2U is no longer a subsidiary of the Registrant, absent the ability to "pierce the corporate veil," no liabilities attributable to T2U should effect the Registrant. However, this matter is likely to have a material adverse impact on T2U and its former president.

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

The Registrant vs. ITA

     In September 1998, ITA, defaulted in payments to T2U Co., doing business as RCP, for services rendered to third parties and collected by ITA. Thereafter, RCP and two other corporations, Psychic Discovery Network, Inc.,("PDN") a Delaware corporation affiliated with the Registrant through common ownership by the principal shareholder of PDN's parent, Viatech Communications Group, Inc., and BLJ Communications, Inc., a Florida Corporation, all creditors of ITA, filed a petition seeking ITA's involuntary bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code. It is management's assumption that a favorable outcome for the Registrant is not likely. Accordingly, a 100% allowance of the accounts receivable due from ITA has been recorded.

Various Creditor Claims

     The Registrant has been negotiating with several creditors who have made claims against the Registrant aggregating approximately $66,000. Management and its counsel have not been able to assess the probable outcome of such claims. All known amounts have been accrued by the Registrant at December 31, 1998.

Prime Source Leasing, Inc., Plaintiff (Prime Source) vs. General Electric Capital Corporation GE), Defendant vs. Republic Funding Group, Inc.(Republic),Colmena Corporation (Colmena), Richard C. Peplin, Jr. (Peplin) and World Long Distance, Inc. (World Long Distance) Palm Beach County Case No.:
98-010716-AJ


     Prime Source Leasing, Inc. sued General Electric Capital Corporation in Palm Beach County Circuit Court, under Case No. 98-010716 AJ. Subsequently, General Electric Capital Corporation sued Richard C. Peplin, Republic Funding Group, Inc., Colmena Corporation and World Long Distance, Inc. They have alleged that Colmena and Republic executed on or about August 12, 1998 a Chattel Mortgage for the financing of various telecommunications equipment. GE contends that it was accepted by Colmena and delivered, inspected and installed in good working order.

     Pursuant to this Chattel Mortgage, Colmena is obligated to pay to Republic the sum of $3,785 per month for 24 months. There existed a Master Loan Security Agreement that had been entered into between Republic and General Electric dated March 16, 1998. Republic assigned all of its right, title and interest to this mortgage and all other documents received in conjunction therewith to General Electric. The claim of General Electric against Colmena contained in Count I is an indemnification claim where GE is claiming that Colmena would be liable to them in the event that they are found liable to Prime Source, who has sued GE for a stopped payment check for $80,000. This claim is a contractual indemnification claim based upon the language contained in the Chattel Mortgage. They also seek the recovery of attorney*s fees and costs. GE has also sued for replevin against Colmena for the return of the equipment, however, Colmena claims it does not have the equipment.

     Colmena has responded to the complaint and has asserted various affirmative defenses. Colmena has claimed that the equipment, which is the subject of the Chattel Mortgage, was delivered to World Long Distance over the objection of Colmena; that Prime Source Leasing had agreed to deliver the $80,000 stop payment check (from GE) to Colmena, however, Sohail Quraeshi of Prime Source diverted the check to Prime Source. Richard Peplin, upon discovering this, notified GE that they should not deliver the funds to Prime Source, resulting in the stop payment order on the check. Accordingly, Colmena has taken the position that it would not have executed the Chattel Mortgage had it not been for his representation, which representation was false. Accordingly, it is Colmena's position that the Chattel Mortgage was induced by fraud of Prime Source. Colmena has also asserted that Sohail Quraeshi, while arranging the subject transaction for the purchase and delivery of the various telecommunications equipment, was employed both by Prime Source and Colmena and had a fiduciary responsibility to Colmena, to obtain loan guarantees from Luis Cuello and World Long Distance. Again, as set forth in this defense, had it not been for this representation, Colmena would not have executed the Chattel Mortgage Agreement. Colmena also asserts as a defense that a portion of the equipment, which included three (3) Nuera AP 100 Voice Mux boxes, was canceled based upon notice provided to Omnico (the supplier), however, Omnico, over objection of Colmena, consummated the transaction. Accordingly, Colmena asserts that it would have no liability.

     The exposure to Colmena in this lawsuit is for the sum of $80,000 together with attorney*s fees and costs incurred by GE, in the event that GE is successful in pursuing the indemnification claim against Colmena. Since Colmena is not in possession of the equipment, GE will be unable to obtain a replevin writ against Colmena as requested in Count II. This case is presently scheduled for trial during the 4-week trial docket beginning August 13, 2001 before Judge Thomas A. Barkdull, Circuit Court Judge of Palm Beach County.


Item 2.    Changes in Securities

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in the Registrant's report of Form 10-KSB for the fiscal year ended September 30, 1998.


Item 3.    Defaults Upon Senior Securities

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in the Registrant's report of Form 10-KSB for the fiscal year ended September 30, 1998.


Item 4.    Submission of Matters to a Vote of Security Holders.

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in the Registrant's report of Form 10-KSB for the fiscal year ended September 30, 1998.

Item 6.        Exhibits and Reports on Form 8-K.

   (a)    Exhibits and Index of Exhibits

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in the Registrant's report of Form 10-KSB for the fiscal year ended September 30, 1998 except as follows:


(10)                            Material Contracts:

        10.29 Strategic Consulting Agreement with Yankees dated January 4, 2001.

        10.30 Settlement agreement between Patrick Graham and the Registrant dated November 8, 2000.

(99)                            Additional Exhibits

         99.3                   Stock Procedure Memo to American Stock Transfer.

   (b)    Reports on Form 8-K

     The Registrant filed a current report on Form 8-K on January 29, 1999.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.
                                  (Registrant)


Dated: May 1, 2001
                            By: /s/ Anthony Q. Joffe
                              --------------------
                           Anthony Q. Joffe, President
                        Chief Executive Officer, Director