Form 10QSB
period 1999-03-31
COLMENA CORP
filed 2001-06-05
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:                              March 31, 1999
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

On May 31, 2001, the issuer had outstanding 15,872,265 shares of common stock, $.001 par value per share.

                         COLMENA CORP. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 1999
                                      INDEX







                                                                            Page

PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
           As of March 31, 1999........................,,,,,,,,,..............3
         Consolidated Statements of Operations (Unaudited)
           For the Six and Three Months Ended March 31, 1999 and 1998.........4
         Consolidated Statements of Cash Flows (Unaudited)
           For the Six Months Ended March 31, 1999 and 1998...................5

         Condensed Notes to Consolidated Financial Statements............. 6-12

   Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................13-16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings................................................16

   Item 2 - Changes in Securities and use of Proceeds........................16

   Item 3 - Default upon Senior Securities...................................16

   Item 4 - Submission of Matters to a Vote of Security Holders..............17

   Item 5 - Other Information................................................17

   Item 6 - Exhibits and Reports on Form 8-K.................................18

            Signatures.......................................................18

                         COLMENA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

    Cash                                                      $ 1,854
    Other Current Assets                                        3,179
                                                             --------
      Total Current Assets                                      5,033

    Equipment to be Repossessed under security agreement,
                         net of impairment                    275,000
                                                              --------
      Total Assets                                          $ 280,033
                                                            ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts Payable and Accrued Expenses                   $  20,470
    Notes Payable-Nonrelated Parties                          375,000
    Net Liabilities of Discontinued Operations                435,748
                                                             --------
      Total Current Liabilities                               831,218
                                                             --------
STOCKHOLDERS' DEFICIT:

    Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
        9,741,697 Shares Issued and Outstanding                97,417

    Additional Paid-in Capital                             16,105,268

    Accumulated Deficit                                   (16,753,870)
                                                          ------------


      Total Stockholders' Deficit                            (551,185)
                                                            ---------

       Total Liabilities and Stockholders' Deficit          $ 280,033
                                                           ==========

                         COLMENA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Three Months                          For the Six Months
                                                                Ended March 31,                                 Ended March 31,
                                                      1999                      1998                          1999           1998

REVENUES                                            $ -                         $ 4,600,899                  $ -         $ 5,946,925
COST OF SALES                                         -                           2,612,586                    -           3,601,638
GROSS PROFIT                                          -                           1,988,313                    -           2,345,287
                                                     --                         ----------                   -----        ----------
OPERATING EXPENSES:
    Consulting                                      1,497,738                            -              1,497,738                  -
    Professional and Legal Fees                         6,776                            -                  6,776                  -
    Selling, General and Administrative                 2,309                       446,322                 2,318            523,494
                                                       ------                   ------------               ------           --------
                                                    1,506,823                       446,322             1,506,832            523,494
                                                    ----------                  ------------           ----------           --------
        Total Operating Expenses                   (1,506,823)                    1,541,991            (1,506,832)        1,821,793
                                                   -----------                  ------------           ------------        ---------

INCOME (LOSS) FROM OPERATIONS
OTHER (EXPENSES):
    Interest Expense, net                             (8,688)                             -              (17,375)                  -
    Loss on Impairment of Assets                           -                              -                    -                   -
                                                   ------------                 ------------             --------           -------
TOTAL OTHER EXPENSES                                  (8,688)                             -              (17,375)                 -
                                                      -------                   ------------            --------                 --

LOSS BEFORE INCOME TAX PROVISION                  (1,515,511)                     1,541,991           (1,524,207)          1,821,793

INCOME TAX PROVISION                                       -                        523,654                    -             623,654
                                                  -----------                   ------------           ----------           --------
LOSS FROM OPERATIONS                              (1,515,511)                     1,018,337           (1,524,207)          1,198,139
                                                  -----------                   ------------          ------------        ----------
LOSS FROM DISCONTINUED OPERATIONS

   Loss From Operations                              (10,907)                       (47,989)            (104,818)           (47,989)
   Gain (Loss) on Disposal                         1,509,495                              -            1,488,225                   -
                                                   ----------                   -------------          ----------        -----------
TOTAL LOSS FROM DISCONTINUED OPERATIONS            1,498,588                        (47,989)           1,383,407            (47,989)
                                                   ----------                   -------------          ----------           --------
NET INCOME (LOSS)                                  $ (16,923)                   $   970,348           $ (140,800)      $   1,150,150
                                                   ==========                   ============         ============       ============
BASIC AND DILUTED:
  Net Income (Loss) Per Common Share:
    Income (Loss) from Continuing Operations       $ (0.18)                     $      0.19              $ (0.19)            $ 0.23
    Gain (Loss) from Discontinued Operations          0.17                            (0.01)                0.17              (0.01)
                                                                                ------------              ------              ------
                                                   $ (0.00)                     $      0.18               $(0.02)            $ 0.22
                                                  ==========                    ===========              ========            =======
    Weighted Common Shares Outstanding             8,563,914                      5,457,163             8,148,285          5,227,997
                                                  ==========                    ============           ==========         ==========

                                               COLMENA CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                       For the Six Months Ended March 31,
                                                                                           1999                  1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss) from Continuing Operations                                       $   (1,524,207)         $   1,232,639
    Income (Loss) from Discontinued Operations                                              1,383,407              (47,989)
    Adjustments to Reconcile Net Income (Loss) to Net Cash Flows
        Used in Operating Activities:
           Depreciation and Amortization                                                         3,000               190,408
           Stock Warrants Issued to Consultants                                              1,497,738                     -
           Exercise of Warrants                                                                 13,179                     -
           Impairment Loss on Marketable Securities                                              3,400                     -
           Deferred Revenue                                                                          -                 7,007

           (Increase) Decrease in:
              Accounts Receivable                                                                9,664           (2,378,115)
              Third Party Settlement Receivable                                                      -                51,829
              Prepaid Expenses and Other                                                         4,377             (917,510)
              Inventory                                                                              -             (207,088)
              Due from Related Party                                                            (3,179)                     -
              Note Receivable                                                                        -              (62,216)
              Other Assets                                                                           -               (3,220)
              Net Assets of Discontinued Operations                                                  -                19,258

           Increase (Decrease) in:
              Cash Overdraft                                                                   (84,386)                     -
              Accounts Payable and Accrued Expenses                                           (383,227)               539,664
              Income Taxes Payable                                                                   -               623,654
              Net Liabilities of Discontined Operations                                       (549,226)                    -
                                                                                             ---------                    -

Net Cash Flows Provided by (Used in) Operating Activities                                      370,540              (951,679)
                                                                                              --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                                       (3,000)              (15,926)
    Business Acquired, Net of Cash                                                                   -               (29,725)
                                                                                              --------              --------
Net Cash Flows Used in Investing Activities                                                    (3,000)              (45,651)
                                                                                               -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds From Issuance of Common Stock                                                           -               750,000
    (Payments on) Proceeds from Issuance of Notes Payable - Related Parties                   (84,842)               117,477
    (Payments on) Proceeds from Issuance of Notes Payable - Non-Related Parties              (287,131)              305,573
                                                                                             ---------              -------
Net Cash Flows Provided by (Used in) Financing Activities                                    (371,973)            1,173,050
                                                                                             ---------            ---------

Net Increase (Decrease) in Cash                                                               (4,433)               175,720
Cash - Beginning of Period                                                                     6,287                 5,022
                                                                                               ------                -----
Cash - End of Period                                                                      $     1,854          $    180,742
                                                                                          ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                                                $        -            $        -
                                                                                           ===========           ==========
   Income Taxes                                                                            $        -            $        -
                                                                                           ===========           ==========

                                     Page 5

                                  COLMENA CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of the Company and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1998 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. (our "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results for the full fiscal year ending September 30, 1999.


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND COMBINATION

The consolidated financial statements include the accounts of our Company and our subsidiaries RCP, BTSF, Tio and TechTel. All significant intercompany balances and transactions been eliminated in consolidation.


NOTE 3 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.


On  January  5,  1999  (the  "Effective  Date"),  a  consulting  agreement  (the
"Agreement") was entered into by and between our Company and The Yankee Companies, Inc. (the Consultant"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date and will be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - CONSULTING AGREEMENT (Continued)

Consulting Agreement between Our Company and the Yankee Companies, Inc. (Continued)


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

Furthermore, the consultant agreed to be responsible for administering the expenditure of the proceeds derived by our Company from the exercise of options that were given to the consultant as part of our compensation for the services rendered (see below) in order to implement the strategic plans developed by the consultant and to settle and discharge the corporate obligations of our Company. In this role, the consultant agreed to establish and operate bank accounts for our Company using such signatories as the consultant deems appropriate.

As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), our Company agreed to issue within the first 365 days of the agreement, (the "Initial Term") to the consultant 8,066,326 Class A options to purchase 8,066,326 shares of our Company's common stock at an exercise price of $0.005 per share, under the assumption that 7,750,000 common shares were outstanding or reserved for future issuance, and therefore resulting in the consultant owning 51% of our Company's common stock. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and prices. The options may be exercised from the 10th day until the 365th day following the effective date of a registration statement registering the underlying common stock with the commission. The consulting agreement with Yankees was renegotiated during January of 2000 at our Company's request, due to our inability to start making the cash payments called for by the original agreement. As a result of the amendment, Yankees option was increased from the right to purchase 51% of our Company's common stock for $40,000 to the right to purchase 75% of our Company's common stock for $80,000, in consideration for Yankees' agreement to waive its hourly and licensing fees for services to our Company until December 31, 2000. As of the date of this report, the consultant had exercised options for 6,000,000 shares of common stock. Our Company applies the fair market value method of Statement of Financial Accounting Standards 123 in accounting for stock options issued to consultants. Accordingly, consulting expense of $1,476,138 was recognized during January 1999 for the option to acquire 8,066,326 shares of common stock.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - CONSULTING AGREEMENT (Continued)

Consulting Agreement between Our Company and the Yankee Companies, Inc. (Continued)


For additional services provided, during the initial term, we agreed to pay the following consideration: (a) If the consultant arranges or provides funding for our Company on more beneficial terms than those currently reflected in our Company's current principal financing agreements, the consultant shall be entitled, at its election, to either (i) a fee of 25% of the savings achieved, or (ii) if equity funding is provided through consultants or its affiliates, a discount of 10% from the bid price for the subject equity securities, if issuable as free trading securities, or a discount of 50% from the comparable subscription price paid by any other purchaser of restricted securities, if issuable as restricted securities or (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to our Company by the consultant; (b) If the consultant generates business for our Company, the consultant shall be entitled to a commission of 10% of the gross income derived by our Company there from on a continuing basis; (c) If the consultant arranges for an acquisition by our Company, the consultant shall be entitled to 10% of the compensation paid for such acquisition. In addition, our Company will be responsible for the payment of all costs and disbursements associated with the consultant's services subject to certain limitations and/or approvals, as stipulated in the Agreement.

NOTE 4 - DISCONTINUED OPERATIONS

Reorganization Agreement between our Company and Mr. Peplin, and Resignation of Mr. Peplin.


On March 25, 1999, a Reorganization Agreement (the "Agreement") was entered into and consummated by and among our Company and Mr. Peplin the principal stockholder and former president of our Company. Under the terms of the Agreement, our Company conveyed to the order of Mr. Peplin, and Mr. Peplin accepted, all of our Company's right, title and interest in and to all of the capital stock of T2U Co. and BTSF (the "Subsidiaries"), expecting that Mr. Peplin will designate a newly organized corporation to assume ownership of the Subsidiaries. The transaction was accounted for as a sale, at fair market value, the consideration being an assumption of net liabilities by Mr. Peplin. Our Company agreed to pay all reasonable costs required to effect a liquidation of the Subsidiaries by Mr. Peplin's designee pursuant to Chapter 7 of the United States Bankruptcy Code and to defend any resulting litigation or regulatory actions. Furthermore, our Company agreed to spin out 20% of the capital stock of TechTel to our Company's stockholders under the parameters established by Securities Exchange Commission Division of Corporate Finance Staff Legal Bulletin Number 5, and to use the remaining 80% of the capital stock of TechTel to settle outstanding liabilities of TechTel to Mr. Peplin, to a principal of Yankees and to other persons, based on negotiations to be conducted by Yankees.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 4 - DISCONTINUED OPERATIONS (Continued)

Reorganization Agreement between our Company and Mr. Peplin, and Resignation of Mr. Peplin.


Mr. Peplin irrevocably agreed that any net assets remaining after liquidation of the Subsidiaries will be used to pay taxes and liabilities of TechTel guaranteed by Mr. Peplin or our Company, with the net balance returned to our Company, such net balance interest to be represented by a security interest memorialized in one or more Forms UCC-1 to be filed in each state in which the Subsidiaries have any assets. The 80% of TechTel common stock was transferred to Mr. Peplin and others in a transaction accounted for as a sale, the consideration being the assumption by the transferors of liabilities of TechTel. Before the transfer of the 20% TechTel common stock as discussed above, in November 1999 the interest of all stockholders in TechTel, including our Company's, was acquired by FON Digital Network, Inc. ("FON"), an OTC Bulletin Board company. FON issued 50,000 shares to various parties including 5,000 to our Company in exchange for TechTel shares. Our Company approved such modification of the Reorganization Agreement due to our inability to maintain TechTel's operations pending the anticipated spin out to our Company's stockholders. During March 1999, pursuant to the sale of the subsidiaries, our Company recognized a gain on sale.

The reorganizations discussed above do not qualify as tax-free reorganizations. However, no taxes will be payable, as the income generated by our Company as a result of our reorganizations is from the relief of liabilities which is fully excludable under the insolvency/bankruptcy exception. Under such exception, the net operating loss and other tax attributes are reduced in lieu of reporting income.

On May 4, 1999, Mr. Peplin resigned from all offices and directorships held in our Company and its remaining subsidiary.

NOTE 5 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

On January 29, 1999, directors of our Company were issued 300,000 common stock options for services at an exercise price of $0.05 per share, such warrants being exercisable on or before January 15, 2000. On January 3, 2000, the exercise term was extended to January 12, 2001. On January 11, 2001, the exercise term was extended to January 15, 2002. The fair value of the warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 4.51%, and an expected live of 1 year. Accordingly, consulting expense of $21,600 was recognized during January 1999 for the 300,000 options issued.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6 - SUBSEQUENT EVENTS

(A)  Common Stock Transactions and Stock Options and Warrants Granted

     On January 3, 2000, a vendor who provided legal services to our Company converted total amounts due aggregating $50,782 at December 31, 1998 to 677,087 restricted shares of common stock of our Company.

     On January 3, 2000, a vendor converted total amounts due of $2,550 at September 30, 1998 to 34,000 shares of common stock of our Company.

     On May 11, 2000, our Company issued 136,147 shares of common stock in full payment of all obligations owned to a vendor.

     On May 31, 2000, our Company issued 533,333 shares of common stock to a third party as an accommodation to Mr. Peplin. Mr. Peplin, personally guaranteed funds loaned by the third party to RCP. The third party brought suit against Mr. Peplin in the Circuit Court of Cook County, Illinois, to enforce payment on the guaranty. The Registrant was not a party to the suit. However, as an accommodation to Mr. Peplin, our Company has become a party to a settlement agreement between the litigants in which our Company promises to transfer 533,333 shares of our stock to the third party without assuming any liability for Mr. Peplin's obligations under the settlement agreement.

     On June 3, 1999, in connection with a settlement agreement, our Company issued to Mr. Sethi, a former employees, 250,000 shares of common stock at fair value.

     On November 8, 2000, our Company issued 100,000 shares of common stock in full satisfaction of all obligations owed to a third party.

     For all conversions of debt with unrelated parties, our Company will record a gain or loss on the extinguishment of debt based upon the quoted market price of the stock on the conversion dates.

     On January 3, 2000, directors and officers of our Company were issued 264,000 common stock options for services at an exercise price of $0.02 per share, exercisable on or before December 31, 2002. Additionally, on March 14, 2000, a director of our Company was issued 70,000 common stock options for services at an exercise price of $.05 per share. These options expire on January 15, 2002.

     On January 11, 2001, directors of our Company were issued 400,000 common stock options for services at an exercise price of $.05 per share. These options expire on January 11, 2002.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - SUBSEQUENT EVENTS (Continued)

(A)  Common Stock Transactions and Stock Options and Warrants Granted

     On May 30, 2001, our Company settled all outstanding issues and commitments, including, without limitation, satisfaction of a certain note payable amounting to $100,000 plus any accrued and unpaid interest in consideration for the issuance of 1,844,444 shares of our Company's common stock.

(B)  Non-Qualified Stock Option & Stock Incentive Plan

     Effective January 1, 2000, our Company adopted the "Colmena Corp Non-Qualified Stock Option & Stock Incentive Plan" (the 2000 Plan). The purpose of the plan was to promote the success and enhance the value of our Company. Subject to adjustment, as defined in the agreement, the aggregate number of shares of common stock that may be granted under the 2000 Plan shall be 1,000,000 shares. As of April 15, 2001, no shares have been issued under the plan and the stockholders had not approved the plan. Because stockholder approval was required as to the incentive stock option plan, within one year of its adoption, the plan has been terminated.

(C)  Employment Agreement

     On May 4, 1999, our Company's board of directors elected Anthony Q. Joffe as our president. Mr. Joffe's term as an officer is at the pleasure of our Company's board of directors, subject to his contractual rights under an employment agreement. The terms of Mr. Joffe's compensation for services to our Company are set forth in his employment agreement with our Company, summarized below. The Joffe Agreement is for a term of one year, subject to automatic annual renewal thereafter unless the Party deciding not to renew provides the other with written notice of intention not to renew prior to the 60th day before termination of the then effective term or renewal thereof.

Compensation:

     A. 200,000 shares of our Company's common stock, provided that (1) He remains in the employ of our Company for a period of not less than 365 consecutive days; (2) He has not been discharged by our Company for cause;
     (3) He fully complies with the provisions of the Joffe Agreement, including, without limitation, the confidentiality and non-competition sections hereof. These shares were issued on October 31, 2000.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - SUBSEQUENT EVENTS (Continued)

(C)  Employment Agreement (Continued)

     B. In the event that Mr. Joffe arranges or provides funding for our Company on terms more beneficial than those reflected in our Company's current principal financing agreements, copies of which are included among our Company's records available through the SEC's EDGAR web site, Mr. Joffe shall be entitled, at its election, to either:

     (1)  A fee equal to 5% of such savings, on a continuing basis; or

     (2) If equity funding is provided through Mr. Joffe or any affiliates thereof, a discount of 5% from the bid price for the subject equity securities if they are issuable as free trading securities, or a discount of 25% from the comparable subscription price paid by any other purchaser of restricted securities, if issuable as restricted securities, if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

     (3) If equity funding is arranged for our Company by Mr. Joffe and our Company is not obligated to pay any other source compensation in conjunction therewith, other then the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD, the Mr. Joffe shall be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

(E)  Potential Reorganization Under Bankruptcy Code

     In light of the volume of litigation, potential litigation and regulatory action, our Company and our Board of Directors have discussed the possibility of reorganization under Chapter 11 of the United States Bankruptcy Code. As of the date of this report no such reorganization has been consummated.

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS   OF  FINANCIAL   CONDITION
          AND RESULTS OF OPERATIONS.

Overview

     The following discussion should be read in conjunction with our Company's audited financial statements and the more detailed information contained in Part I, Item 1 of this report. During November of 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case, through wholly owned subsidiaries. During March of 1999, our Company's board of directors concluded negotiations to divest our Company of its wholly owned subsidiaries positioning itself to undertake new business endeavors or to become a more attractive acquisition candidate.

Plan of Operations

     During January of 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees suggested that our Company first concentrate on meeting our obligations to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 1998, which was completed in September 2000. Concurrently with activities pertaining to the 1998 audit, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and to negotiate with them to amicably resolve such claims.

     Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 1998 and is currently completing the quarterly unaudited financial statements required in order to complete and file our delinquent reports on Commission Form 10-QSB for the calendar quarters ended June 30, 1999 and 2000, and the audit for our fiscal year ended September 30, 1999 and 2000. Our Company expects to have all such financial statements and reports filed with the commission prior to July 1, 2001.

     Almost all claims and potential claims against our Company identified by Yankees have been amicably resolved through the issuance of approximately 1,730,567 shares of common stock, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, which our Company will contest (see "Part II, Item 1, Legal Proceedings"). Yankees, on behalf of our Company is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims of approximately $165,956 While management feels that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

     Our Company currently has no businesses operations other than those pertaining to correcting deficiencies in filing obligations under the Exchange Act, maintenance of our corporate existence and potential operations under a negotiated resale agreement involving the purchase of telecommunication services for the resale to end users from BellSouth Telecommunications, Inc.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS (Continued)


Plan of Operations (Continued)

     The agreement pertains to Sections 251 and 252 of the Telecommunications Act of 1996, and allows our Company to operate as an alternative local exchange Telecommunications Company in the States of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. The agreement permits our Company to provide competing telephone exchange services to residential and business subscribers in territories where BellSouth operates. Our Company currently has no customers and is not conducting any business under our agreement with BellSouth. As soon as our Company has become current in its filing obligations under the Exchange Act, it plans to either obtain capital required to resume business operations pursuant to the BellSouth agreement, or to acquire complimentary businesses in exchange for shares of the Registrant's common stock and a commitment by the Registrant to provide required expansion capital. However, no assurances can be provided that such business plan can be attained.

     The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to our Company's dependence upon certain key personnel, our ability to manage growth, our Company's success in implementing its business strategy, our Company's success in arranging financing where required, and the risk of economic and market factors affecting our Company or our customers. Many of such risk factors are beyond the control of our Company and its management.

     Six and three months ended March 31, 1999 compared to six and three months ended March 31, 1998

     Prior to the discontinuation of past operations, substantially all financial activity during fiscal 1998 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. We reported net losses from operations for the six months ended March 31, 1999 of ($1,524,207) and net income from operations for the six months ended March 31, 1998 of $1,198,139. This translates to a per share (loss) of $(0.18) for the six months ended March 31, 1999 and per share income of $0.23 for the six months ended March 31, 1998. Additionally, we reported a net gain from discontinued operations for the six months ended March 31, 1999 of $1,383,407 or $.17 per share as compared to a net loss from discontinued operations for the six months ended March 31, 1998 of $(47,989) or $(.01) per share. The gain from discontinued operation in 1999 was related to the sale of certain subsidiaries.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS (Continued)

     Six and three months ended March 31, 1999 compared to six and three months ended March 31, 1998

     The net income (loss) figures were based on corresponding revenues of $0 and $5,946,925 for the six months ended March 31, 1999 and 1998, respectively. The decrease in net revenue and corresponding decrease in cost of revenue in
1999 as compared to 1998 was attributable to the discontinuation of substantially all of marketing and distributing of long-distance telephone service calling cards. Operating expenses rose to $1,506,832 for the six months ended March 31, 1999 as compared to $523,494 for the six months ended March 31, 1998. The increase was due the increased consulting fees resulting from the issuance of common stock warrants amounting to approximately $1,498,000.

     Net cash used in investing activities in the 1999 period was $3,000 compared to net cash used in investing activities of $45,651 in the 1998 period. This difference was related to the purchase of equipment and the acquisition of our discontinued subsidiary, BTS in fiscal 1998.

     Net cash used in financing activities in the 1999 period was $(371,973) as compared to net cash provided by financing activities of $1,173,050 in the 1998 period. The difference was attributable to decreased proceeds received from loans and decreased capital contributions.

     No additional meaningful comparisons can be made for the six months ended March 31, 1999 as compared to the six months ended March 31, 1998 in that during the six months ended March 31, 1998, the activities of our Company's predecessor were unrelated.

     The effect of the board of directors' decision to discontinue past operations has had the effect of allowing the Registrant to be classified as a development stage company prepared to conduct profitable business activities. Current revenues have been reduced to zero in contemplation of new business opportunities being sought by our Company.

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

Liquidity and Capital Resources

affected by Year 2000 software and hardware problems. However, in the event it makes a material acquisition, such problems could affect the acquired entity's operations and, to the extent that the problem affects national communications, financial or utility businesses in general, the Registrant, like other businesses could be adversely affected. In the event that our Company experiences Year 2000 related problems, it would be forced to expend such amounts of its working capital as might be necessary to correct the affected software and hardware systems and implement contingency plans.

     As a material subsequent event, no material year 2000 problems occurred as a result of the transition from the 1900s to the 2000s on computer programs designed to ignore the first two digits of each year in determining operating periods.

     At March 31, 1999, our Company had a stockholders' deficiency of approximately $551,185. Our Company's future operations and growth is dependent on its ability, with the assistance of Yankees, to raise capital for expansion and to implement its strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our report of Form 10-QSB for the fiscal period ended December 31, 1998.

Item 2.   Changes in Securities

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1998.

Item 3.   Defaults Upon Senior Securities

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1998.

Item 5.    Other Information

A.   New Officers and Directors of Registrant and Subsidiary

     On May 14, 2001, Anthony Q. Joffe resigned as the President of our company and was elected Chairman of the Board of Directors. Edward C. Dmytryk has replaced Mr. Joffe as our company's President and chief executive officer. Mr. Dmytryk was elected as a member of the board of directors. David K. Cantley also resigned as an officer and director of our company. The resignation did not involve any disagreements with any corporate officers or directors, but rather, was based solely on personal reasons.

B.   Biographies of New Directors and Officers

     Edward Carl Dmytryk, Director, President and Chief Executive Officer

     Mr. Dmytryk, age 55, serves as a member of our company's board of directors and as the president and chief executive officer. He graduated summa cum laude from The Citadel, the Military College of South Carolina, in 1968 with a bachelors of science degree in business administration. From 1968 until 1973, Mr. Dmytryk served in the United States Air Force as a fighter and instructor pilot, attaining the rank of captain (regular United States Air Force). From 1973 until 1975, he served as a sales manager for Wulfsberg Electronics, Inc., a national avionics firm specializing in airborne radio and telephone systems and headquartered in Overland Park, Kansas. From 1976 until 1981, he served as a regional sales manager for Polaroid Corporation a multi faceted imaging company headquartered in Cambridge, Massachusetts. From 1981 until 1985, he served as vice president of sales for West Chemical, Inc., a company involved in the manufacture of animal health feed additives, pharmaceutical products, iodophor concentrates and specialty chemicals, headquartered in Princeton, New Jersey. From 1985 until 1986, he served as vice president for sales and marketing at Animed, Inc., a veterinary products manufacturing company specializing in sales to veterinarians, headquartered in Roslyn, New York. From 1987 until 1988, he served as president of Mac's Snacks, Inc., the world's largest processor of pork rinds, headquartered in Grand Prairie, Texas. From 1988 until 1995, he served as the chief operating officer for Bollinger Industries, Inc., a fitness products manufacturer headquartered in Irvine, Texas. Since June of 1990, he has been the owner and chief executive officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Since September of 1999, he has served as the president of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida. In addition, he currently serves as president and chief financial officer of Sohn, Inc., located in Roswell, Georgia, a company specializing in marketing, sales, and installing fitness products in the hospitality and apartment market (fitness centers in hotels, condominium complexes, and apartments through the United States.) Since December 2000, he has served as President and chief executive officer of AmeriNet Group.com, Inc., a publicly held Delaware corporation and as a member of its board of directors since 1999.

Item 6. Exhibits and Reports on Form 8-K.

  (a)    Exhibits and Index of Exhibits

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1998.

  (b)    Reports on Form 8-K

     Our Company filed a current report on Form 8-K on January 29, 1999, March 22, 1999, May 18, 1999 and an 8-KA on February 12, 1999.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.


Dated:  June 5, 2001                  By:  /s/ Edward C. Dmytryk
                                               Edward C. Dmytryk, President
                                               Chief Executive Officer, Director