Form 10QSB
period 1999-06-30
COLMENA CORP
filed 2001-06-06
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal quarter ended: June 30, 1999
                        Commission file number: 0-27842


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

On May 1, 2001, the issuer had outstanding 15,872,265 shares of common stock, $.001 par value per share.

                         COLMENA CORP. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        As of June 30, 1999...................................................3
      Consolidated Statements of Operations (Unaudited)
        For the Nine and Three Months Ended June 30, 1999 and 1998............4
      Consolidated Statements of Cash Flows (Unaudited)
        For the Nine Months Ended June 30, 1999 and 1998......................5

      Condensed Notes to Consolidated Financial Statements................ 6-12

      Item 2 - Management's Discussion and Analysis of Financial  Condition  and
        Results of Operations.............................................13-16


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.............................................16

      Item 2 - Changes in Securities and use of Proceeds.....................16

      Item 3 - Default upon Senior Securities................................16

      Item 4 - Submission of Matters to a Vote of Security Holders...........17

      Item 5 - Other Information.............................................17

      Item 6 - Exhibits and Reports on Form 8-K..............................17

      Signatures.............................................................17

                         COLMENA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash                                                           $     1,768
    Other Current Assets                                                 6,359
                                                                 --------------
        Total Current Assets                                             8,127

    Equipment to be Repossessed under security agreement,
                         net of impairment                             275,000
                                                                ----------------
        Total Assets                                               $   283,127
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


    Accounts Payable and Accrued Expenses                         $    29,158
    Notes Payable-Nonrelated Parties                                  375,000
    Net Liabilities of Discontinued Operations                        439,582
                                                                ----------------

       Total Current Liabilities                                      843,740
                                                                ----------------
STOCKHOLDERS' DEFICIT:

    Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
        11,991,692 Shares Issued and Outstanding                       119,917

    Additional Paid-in Capital                                      16,146,188
    Accumulated Deficit                                            (16,826,718)
                                                                ---------------

        Total Stockholders' Deficit                                   (560,613)
                                                                ---------------
        Total Liabilities and Stockholders' Deficit                $   283,127
                                                                   ============

                         COLMENA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     For the Three Months                      For the Nine Months
                                        Ended June 30,                            Ended June 30,

                                       1999             1998                     1999             1998

REVENUES                        $         -        $ 4,104,009            $         -         $ 10,050,934

COST OF SALES                             -          2,576,876                      -            6,178,514
                                -----------      -------------            -----------        -------------
GROSS PROFIT                              -          1,527,133                      -            3,872,420
                                -----------      -------------            -----------        -------------
OPERATING EXPENSES:
  Consulting                         25,240                 -               1,522,978                    -
  Professional and Legal Fees         7,890                 -                  14,666                    -
  Selling, General and
   Administrative                    27,330           763,392                  29,648            1,286,886
                                -----------      ------------             -----------        -------------
                                     60,460           763,392               1,567,292            1,286,886
                                -----------      ------------             -----------        -------------

     Total Operating Expenses      (60,460)          763,741              (1,567,292)           2,585,534
                                -----------      ------------             -----------        -------------

INCOME (LOSS) FROM OPERATIONS

OTHER (EXPENSES):
  Interest Expense, net              (8,689)                -                 (26,064)                  -
                                -----------      ------------             -----------        ------------
 TOTAL OTHER EXPENSES                (8,689)                -                 (26,064)                  -
                                -----------      ------------             -----------        ------------

LOSS BEFORE INCOME TAX PROVISION    (69,149)          763,741              (1,593,356)          2,585,534

INCOME TAX PROVISION                      -           221,945                       -             845,599
                                -----------      ------------              ----------        ------------
LOSS FROM OPERATIONS                (69,149)          541,796              (1,593,356)          1,739,935
                                -----------      ------------              -----------       ------------

LOSS FROM DISCONTINUED OPERATIONS
  Loss From Operations               (3,699)        (110,962)               (108,517)            (158,951)
  Gain (Loss) on Disposal                 -                -               1,488,225                    -
                                ------------      ------------             ----------         -----------

TOTAL LOSS FROM
DISCONTINUED OPERATIONS              (3,699)        (110,962)              1,379,708             (158,951)
                                -----------        -----------            ----------          ------------

NET INCOME (LOSS)                 $ (72,848)       $ 430,834              $ (213,648)        $  1,580,984
                                ============      ============           ============         ============
BASIC AND DILUTED:

   Net Income (Loss)
   Per Common Share:

     Income (Loss)
     from Continuing Operations     $ (0.01)#         $ 0.07              $    (0.17)              $ 0.24

         Gain (Loss)
         from Discontinued Operations (0.00)           (0.02)                   0.15                (0.02)
                                    ---------      ----------            -----------            ----------

                                    $ (0.01)          $ 0.06              $    (0.02)         $      0.22
                                    ========       =========              ==========          ===========
      Weighted Common
      Shares Outstanding          11,508,176        7,280,236              9,268,249            7,280,236
                                  ===========      ==========             ==========           ==========


                         COLMENA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Nine Months Ended June 30,
                                                                                    ---------------------------------------
                                                                                          1999                 1998
                                                                                    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss) from Continuing Operations                                         $ (1,593,356)         $ 1,580,984
    Income (Loss) from Discontinued Operations                                              1,379,708             (194,025)
    Adjustments to Reconcile Net Income (Loss) to Net Cash Flows
        Provided by (Used in) Operating Activities:
           Depreciation and Amortization                                                        7,500                    -
           Stock Warrants Issued to Consultants                                             1,522,978                    -
           Common Stock Issued for Settlement                                                  25,000                    -
           Exercise of Warrants                                                                26,359                    -
           Impairment Loss on Marketable Securities                                             3,400                    -
           Organization Costs                                                                       -             (563,161)

           (Increase) Decrease in:
              Accounts Receivable                                                               9,664           (2,182,569)
              Third Party Settlement Receivable                                                     -                3,621
              Prepaid Expenses and Other                                                        4,377             (993,959)
              Inventory                                                                             -              (80,673)
              Due from Related Party                                                           (6,359)                   -
              Note Receivable                                                                       -             (351,263)
              Other Assets                                                                          -               (3,220)
              Net Assets of Discontinued Operations                                                 -               19,258
           Increase (Decrease) in:
              Cash Overdraft                                                                  (84,386)                   -
              Accounts Payable and Accrued Expenses                                          (374,539)             732,231
              Income Taxes Payable                                                                  -              845,599
              Net Liabilities of Discontined Operations                                      (549,892)                  -
                                                                                             ---------                  -

Net Cash Flows Provided by (Used in) Operating Activities                                    370,454            (1,187,177)
                                                                                             --------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                                      (3,000)            (150,000)
    Deposits                                                                                        -             (100,000)
    Business Acquired, Net of Cash                                                                 -               (29,725)
                                                                                                   --              --------

Net Cash Flows Used in Investing Activities                                                    (3,000)            (279,725)
                                                                                               -------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds From Issuance of Common Stock                                                          -            1,464,444
    (Payments on) Proceeds from Issuance of Notes Payable - Related Parties                   (84,842)            (116,243)
    (Payments on) Proceeds from Issuance of Notes Payable - Non-Related Parties              (287,131)             222,083
                                                                                             ---------            ---------

Net Cash Flows Provided by (Used in) Financing Activities                                    (371,973)           1,570,284
                                                                                             ---------           ----------

Net Increase (Decrease) in Cash                                                                (4,519)             103,382

Cash - Beginning of Period                                                                      6,287                5,022
                                                                                             --------            ---------

Cash - End of Period                                                                         $  1,768            $ 108,404
                                                                                             =========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                                      $ -                  $ -
                                                                                                 ====                 ===
   Income Taxes                                                                                  $ -                  $ -
                                                                                                 ====                 ===

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 1998 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. (our "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results for the full fiscal year ending September 30, 1999.


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND COMBINATION

     The consolidated financial statements include the accounts of our Company and its subsidiaries RCP, BTSF, Tio and TechTel. All significant intercompany balances and transactions been eliminated in consolidation.


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

     As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), our Company agreed to issue within the first 365 days of the agreement, (the "Initial Term") to the consultant 8,066,326 Class A options to purchase 8,066,326 shares of our Company's common stock at an exercise price of $0.005 per share, under the assumption that 7,750,000 common shares were outstanding or reserved for future issuance, and therefore resulting in the consultant owning 51% of our Company's common stock. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and prices. The options may be exercised from the 10th day until the 365th day following the effective date of a registration statement registering the underlying common stock with the commission. The consulting agreement with Yankees was renegotiated during January of 2000 at our Company's request, due to our inability to start making the cash payments called for by the original agreement. As a result of the amendment, Yankees option was increased from the right to purchase 51% of our Company's common stock for $40,000 to the right to purchase 75% of our Company's common stock for $80,000, in consideration for Yankees' agreement to waive its hourly and licensing fees for services to our Company until December 31, 2000. As of the date of this report, the consultant had exercised options for 6,000,000 shares of common stock. Our Company applies the fair market value method of Statement of Financial Accounting Standards 123 in accounting for stock options issued to consultants. Accordingly, consulting expense of $1,476,138 was recognized during January 1999 for the option to acquire 8,066,326 shares of common stock. Additionally, in connection with the issuance of additional shares of common stock, the consultant was given 260,204 additional warrants to acquire common stock. Our Company applied the fair market value method of Statement of Financial Accounting Standards 123 in accounting for stock options issued to consultants. Accordingly, consulting expense of $25,240 was recognized during April 1999 for the option to acquire 260,204 shares of common stock.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 - CONSULTING AGREEMENT (Continued)

     Consulting Agreement between Our Company and the Yankee Companies, Inc. (Continued)

     For additional services provided, during the initial term, our Company agreed to pay the following consideration: (a) If the consultant arranges or provides funding for our Company on more beneficial terms than those currently reflected in our Company's current principal financing agreements, the consultant shall be entitled, at its election, to either (i) a fee of 25% of the savings achieved, or (ii) if equity funding is provided through consultants or its affiliates, a discount of 10% from the bid price for the subject equity securities, if issuable as free trading securities, or a discount of 50%from the comparable subscription price paid by any other purchaser of restricted securities, if issuable as restricted securities, or (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to our Company by the consultant; (b) If the consultant generates business for our Company, the consultant shall be entitled to a commission of 10% of the gross income derived by our Company there from on a continuing basis;
(c) If the consultant arranges for an acquisition by our Company, the consultant shall be entitled to 10% of the compensation paid for such acquisition. In addition, our Company will be responsible for the payment of all costs and disbursements associated with the consultant's services subject to certain limitations and/or approvals, as stipulated in the Agreement.

NOTE 4 - DISCONTINUED OPERATIONS

     Reorganization   Agreement   between  our  Company  and  Mr.  Peplin,   and
Resignation of Mr. Peplin.

     On March 25, 1999, a Reorganization Agreement (the "Agreement") was entered into and consummated by and among the our Company and Mr. Peplin the principal stockholder and former president of our Company. Under the terms of the Agreement, our Company conveyed to the order of Mr. Peplin, and Mr. Peplin accepted, all of our Company's right, title and interest in and to all of the capital stock of T2U Co. and BTSF (the "Subsidiaries"), expecting that Mr. Peplin will designate a newly organized corporation to assume ownership of the Subsidiaries. The transaction was accounted for as a sale, at fair market value, the consideration being an assumption of net liabilities by Mr. Peplin. Our Company agreed to pay all reasonable costs required to effect a liquidation of the Subsidiaries by Mr. Peplin's designee pursuant to Chapter 7 of the United States Bankruptcy Code and to defend any resulting litigation or regulatory actions. Furthermore, our Company agreed to spin out 20% of the capital stock of TechTel to our Company's stockholders under the parameters established by Securities Exchange Commission Division of Corporate Finance Staff Legal Bulletin Number 5, and to use the remaining 80% of the capital stock of TechTel to settle outstanding liabilities of TechTel to Mr. Peplin, to a principal of Yankees and to other persons, based on negotiations to be conducted by Yankees. Mr. Peplin irrevocably agreed that any net assets remaining after liquidation of the Subsidiaries will be used to pay taxes and liabilities of TechTel guaranteed by Mr. Peplin or our Company, with the net balance returned to our Company, such net balance interest to be represented by a security interest memorialized in one or more Forms UCC-1 to be filed in each state in which the Subsidiaries have any assets.

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - DISCONTINUED OPERATIONS (Continued)

     Reorganization   Agreement   between  our  Company  and  Mr.  Peplin,   and
Resignation of Mr. Peplin.

     The 80% of TechTel common stock was transferred to Mr. Peplin and others in a transaction accounted for as a sale, the consideration being the assumption by the transferors of liabilities of TechTel. Before the transfer of the 20% TechTel common stock as discussed above, in November 1999 the interest of all stockholders in TechTel, including our Company, was acquired by FON Digital Network, Inc. ("FON"), an OTC Bulletin Board company. FON issued 50,000 shares to various parties including 5,000 to our Company in exchange for TechTel shares. Our Company approved such modifications of the Reorganization Agreement due to our inability to maintain TechTel's operations pending the anticipated spin out to our Company's stockholders. During March 1999, pursuant to the sale of the subsidiaries, our Company recognized a gain on sale.

     The reorganizations discussed above do not qualify as tax-free reorganizations. However, no taxes will be payable, as the income generated by our Company as a result of its reorganizations is from the relief of liabilities which is fully excludable under the insolvency/bankruptcy exception. Under such exception, the net operating loss and other tax attributes are reduced in lieu of reporting income. On May 4, 1999, Mr. Peplin resigned from all offices and directorships held in our Company and our remaining subsidiary.

NOTE 5 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

     On January 29, 1999, directors of our Company were issued 300,000 common stock options for services at an exercise price of $0.05 per share, such warrants being exercisable on or before January 15, 2000. On January 3, 2000, the exercise term was extended to January 12, 2001. On January 11, 2001, the exercise term was extended to January 15, 2002. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 4.51%, and an expected live of 1 year. Accordingly, consulting expense of $21,600 was recognized during January 1999 for the 300,000 options issued.

     On June 3, 1999, in connection with a settlement agreement, our Company issued to Mr. Sethi, a former employee, 250,000 shares of common stock at fair value.

     In connection with the consulting Agreement between The Company and the Yankee Companies, Inc. as discussed in note 3 above, the Company issued an additional 260,204 warrants. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 158%;
risk-free interest rate of 5.1%, and an expected live of 1 year. Accordingly, consulting expense of $25,240 was recognized during June 1999 for the 260,204 warrants issued.

     During February and April 1999, the Company issued an aggregate of 4,000,000 shares in connection with the exercise of warrants.

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

     On May 31, 2000, our Company issued 533,333 shares of common stock to a third party as an accommodation to Mr. Peplin. Mr. Peplin, personally guaranteed funds loaned by the third party to RCP. The third party brought suit against Mr. Peplin in the Circuit Court of Cook County, Illinois, to enforce payment on the guaranty. Our Company was not a party to the suit. However, as an accommodation to Mr. Peplin, our Company has become a party to a settlement agreement between the litigants in which our Company promises to transfer 533,333 shares of our stock to the third party without assuming any liability for Mr. Peplin's obligations under the settlement agreement.

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

NOTE 6 - SUBSEQUENT EVENTS (Continued)

(A)  Common Stock Transactions and Stock Options and Warrants Granted

     On May 30, 2001, the Company settled all outstanding issues and commitments, including, without limitation, satisfaction of a certain note payable amounting to $100,000 plus any accrued and unpaid interest in consideration for the issuance of 1,844,444 shares of the Company's common stock.

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

                                  COLMENA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(C) Employment Agreement (Continued)


     B. In the event that Mr. Joffe arranges or provides funding for our Company on terms more beneficial than those reflected in our Company's current principal financing agreements, copies of which are included among our Company's records available through the SEC's EDGAR web site, Mr. Joffe shall be entitled, at our election, to either:

         (1)   A fee equal to 5% of such savings, on a continuing basis; or

         (2) If equity funding is provided through Mr. Joffe or any affiliates thereof, a discount of 5% from the bid price or the subject equity securities if they are issuable as free trading securities, or, a discount of 25% from the comparable subscription price paid by any other purchaser of restricted shares, if they are issuable as restricted securities (as the term restricted is used for purposes of SEC Rule 144); and

         (3) If equity funding is arranged for our Company by Mr. Joffe and our Company is not obligated to pay any other source compensation in conjunction therewith, other than the normal commissions charged by broker dealers in securities in compliance with the compensation guidelines of the NASD, the Mr. Joffe shall be entitled to a bonus in a sum equal to 5% of the net proceeds of such funding.

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

Plan of Operations

     During January of 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees suggested that our Company first concentrate on meeting our obligation to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 1998, which were completed in September 2000. Concurrently with activities pertaining to the 1998 audit, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and to negotiate with them to amicably resolve such claims.

     Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 1998 and is currently completing the quarterly unaudited financial statements required in order to complete and file its delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1999 and 2000, June 30, 2000, March 31, 2000 and 2001 and the audit for its fiscal year ended September 30, 1999 and 2000. Our Company expects to have all such financial statements and reports filed with the commission prior to July 1, 2001.

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

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS (Continued)


Plan of Operations (Continued)

     The agreement pertains to Sections 251 and 252 of the Telecommunications Act of 1996, and allows our Company to operate as an alternative local exchange Telecommunications Company in the States of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. The agreement permits our Company to provide competing telephone exchange services to residential and business subscribers in territories where BellSouth operates. Our Company currently has no customers and is not conducting any business under our agreement with BellSouth. As soon as our Company has become current in its filing obligations under the Exchange Act, it plans to either obtain capital required to resume business operations pursuant to the BellSouth agreement, or to acquire complimentary businesses in exchange for shares of our Company's common stock and a commitment by our Company to provide required expansion capital. However, no assurances can be provided that such business plan can be attained.

     The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to our Company's dependence upon certain key personnel, our ability to manage our growth, our Company's success in implementing its business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our Company or our customers. Many of such risk factors are beyond the control of our Company and its management.

     Nine and three months ended June 30, 1999 compared to nine and three months ended June 30, 1998

     Prior to the discontinuation of past operations, substantially all financial activity during fiscal 1998 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. We reported net losses from operations for the nine months ended June 30, 1999 of ($1,593,356) and net income from operations for the nine months ended June 30, 1998 of $1,739,935. This translates to a per-share (loss) of $(0.20) for the nine months ended June 30, 1998 and per share income of $0.24 for the nine months ended June 30, 1999. Additionally, we reported a net gain from discontinued operations for the nine months ended June 30, 1999 of $1,379,708 or $.17 per share as compared to a net loss from discontinued operations for the nine months ended June 30, 1998 of $(158,951) or $(.02) per share. The gain from discontinued operation in 1999 was related to the sale of certain subsidiaries.

ITEM 2.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS (Continued)

     Nine and three months ended June 30, 1999 compared to nine and three months ended June 30, 1998

     The net income (loss) figures were based on corresponding revenues of $0 and $10,050,934 for the nine months ended June 30, 1999 and 1998, respectively. The decrease in net revenue and corresponding decrease in cost of revenue in
1999 as compared to 1998 was attributable to the discontinuation of substantially all of marketing and distributing of long-distance telephone service calling cards. Operating expenses rose to $1,567,292 for the nine months ended June 30, 1999 as compared to $1,286,886 for the nine months ended June 30, 1998. The increase was due the increased consulting fees resulting from the issuance of common stock warrants amounting to approximately $1,523,000.

     Net cash  used in  investing  activities  in the  1999  period  was  $3,000 compared to net cash used in investing activities of $279,725 in the 1998 period. This difference was related to the purchase of equipment and the acquisition of our discontinued subsidiary, BTS in fiscal 1998.

     Net cash used in financing activities in the 1999 period was $(371,973) as compared to net cash provided by financing activities of $1,570,284 in the 1998 period. The difference was attributable to decreased proceeds received from loans and decreased capital contributions.

     No additional meaningful comparisons can be made for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1998 in that during the nine months ended June 30, 1998, the activities of our Company's predecessor were unrelated.

     The effect of the board of directors' decision to discontinue past operations has had the effect of allowing our Company to be classified as a development stage company prepared to conduct profitable business activities. Current revenues have been reduced to zero in contemplation of new business opportunities being sought by our Company.

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

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. Our Company does not currently own any computer equipment and thus would not be subject directly to any problems associated with such Year 2000 problems. It currently uses computer equipment provided by its management and consultants, none of which would be materially

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

affected by Year 2000 software and hardware problems. However, in the event it makes a material acquisition, such problems could affect the acquired entity's operations and, to the extent that the problem affects national communications, financial or utility businesses in general, our Company, like other businesses could be adversely affected. In the event that our Company experiences Year 2000 related problems, it would be forced to expend such amounts of its working capital as might be necessary to correct the affected software and hardware systems and implement contingency plans.

     As a material subsequent event, no material year 2000 problems occurred as a result of the transition from the 1900s to the 2000s on computer programs designed to ignore the first two digits of each year in determining operating periods.

     At June 30, 1999, our Company had a stockholders' deficiency of approximately $560,613. Our Company's future operations and growth is dependent on its ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-QSB for the fiscal period ended December 31, 1998.


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


Item 5.   Other Information

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-QSB for the fiscal period ended March 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits and Index of Exhibits

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1998.

          (b)  Reports on Form 8-K

               Our Company filed a current report on Form 8-K on May 18, 1999.


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