Form 10KSB
period 1999-09-30
COLMENA CORP
filed 2001-08-20
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
              Annual report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934, as amended
                  For the fiscal year ended September 30, 1999

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

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [x]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended September 30, 1999)

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,380,170 based on a last transaction price of $0.07 as of July 25, 2001, there being 11,226,711 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date:19,716,711 shares of common stock, as of August 15, 2001.

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

                       Documents Incorporated by Reference

     Portions of the following documents previously filed by the Registrant with the Commission are incorporated by reference in this report, all as permitted by Rule 12b-23 promulgated under authority of the Securities Exchange Act of 1934, as amended ("Commission Rule 12b-23").

1.    Form 10-KSB for the year ended September 30, 1998, in its entirety.

2.    Form 8-K for report date of June 25, 2001 [Items 4, 5 and 7(c)].

3. Forms 10-QSB for the calendar quarters ended December 31, 1998, and March 31, 1999 [Item 5].

4. Registration statement on Form S-8 filed with the Commission on March 16, 1998, in its entirety.

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

                                Table of Contents

Part       Item    Page
Number     Number  Number  Caption

I           1      3       Description of Business
            2      5       Description of Property
            3      5       Legal Proceedings
            4      6       Submission of Matters to Security Holders

II          5      6       Market  for  Common  Equity  and  Related Stockholder
                            Matters
            6      13      Management's  Discussion  and  Analysis  and  Plan of
                            Operation
            7      16      Financial Statements
            8      17      Changes  In a nd Disagreements  With  Accountants  on
                            Accounting and Financial Disclosure

III         9      17      Directors, Executive Officers, Promoters  and Control
                            Persons
            9      20      Compliance   With  Section  16(a) of the Exchange Act
            10     20      Executive Compensation
            11     24      Security Ownership of Certain  Beneficial  Owners and
                            Management
            12     28      Certain Relationships and Related Transactions
            13     30      Exhibits and Reports on Form 8-K

Signatures         35

Additional Information     36

Exhibits           37


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Organization & Initial Operations

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

The Operating Subsidiaries

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Operations Discontinued

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Material Subsequent Divestitures

     As a material subsequent event, on or about March 3, 1999, the Registrant's board of directors determined that because of pending and probable litigation (including possible regulatory actions against its subsidiaries based on actions of former personnel), it was in the best interests of the Registrant's stockholders for the Registrant to divest itself of all ownership in its operating subsidiaries. On March 25, 1999, the Registrant entered into a reorganization agreement with Richard C. Peplin, Jr. ("Mr. Peplin"), the principal stockholder and former president of the Registrant, pursuant to which all the subsidiaries then owned by the Registrant were conveyed to Mr. Peplin. A copy of the reorganization agreement was filed as an exhibit to the Registrant's Form 10-KSB for the year ended September 30, 1998.

     On July 6, 2001, the Registrant entered into a clarification agreement with Mr. Peplin, to include the name of Tio Mariano Cigar Corp. which had inadvertently not been listed in the original March 25, 1999, reorganization agreement. A copy of the clarification agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Material Agreements

Consulting Agreement with SBV

     On February 25, 1998, the Registrant entered into a twelve month consulting agreement with SBV Corporation a/k/a SBV Holdings, Inc. ("SBV"). The services provided primarily comprised the review of business operations of potential transaction candidates, initiation and negotiation on behalf of the Registrant to explore potential transactions, analysis and evaluation of the projected financial performance of the Registrant and assistance in the negotiation of definitive purchase or financing agreements with any interested parties. As consideration for the services provided, the Registrant granted SBV an option to purchase 1,500,000 shares of the Registrant's common stock at an exercise price of $2.00 per share. On or about March 16, 1998, the options and the underlying shares were registered with the Commission under the Securities Act pursuant to a Registration Statement on Commission Form S-8. The options vested and became exercisable over a period of approximately 10 months. The option period terminated on February 25, 2000. As of September 30, 1999, the Consultant had exercised the option as to 640,000 shares. The remaining 860,000 options expired in February 2000.

     On May 31, 2001, the Registrant entered into a settlement agreement with SBV. The Registrant issued 1,844,444 shares of its common stock to SBV in return for a mutual cancellation of all obligations and release of claims. A copy of the settlement agreement is filed as an exhibit to this report, see "Part III,
Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Consulting and Warrant Agreement between the Registrant and The Yankee Companies, Inc.

Consulting Agreement

     On January 5, 1999 , the Registrant entered into a consulting agreement with Yankees, a copy of which was filed with the Commission as an exhibit to a current report on Form 8-K on or about January 29, 1999. On January 2, 2000, the Registrant entered into an amended consulting agreement with Yankees, a copy of which was filed with the Commission as an exhibit on Form 10-KSB for the year ended September 30, 1998 . On January 4, 2001, the Registrant and Yankees entered into a new strategic consulting agreement, pursuant to which Yankees will bill at its standard hourly rates for all work as to which a prior written arrangement with different terms has not been entered into; however, no hourly billable services will be provided except at the Client's specific request and, the service of Yankees' directors, Messrs. William A. Calvo, III, and Leonard Miles Tucker, will be provided at the fixed rate of $10,000 per month, in the aggregate, payment for which will be deferred and accrued until adequate funds become available. Hourly payments may, at Yankees option, be accepted in unregistered shares of the Registrant's securities, based on Yankees preferential subscription rights. In addition, the Registrant will be responsible for the payment of all costs and disbursements associated with Yankees's services subject to certain limitations and/or approvals, as stipulated in the Agreement. A copy of the latest strategic consulting agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Warrant Agreement

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-KSB for the year ended September 30, 1998, as permitted by Commission Rule 12b-23. Such information is hereby supplemented, as a material subsequent event, as follows: As of the date of this report, Yankees has paid $40,000.00 pursuant to its exercise of Class A Option for approximately 8,000,000 shares of the Registrant's common stock. Yankees has also loaned the Registrant $23,141.82, pursuant to its Consulting Agreement with the Registrant, and is owed consulting compensation of $70,000.

BellSouth Agreement

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Post Reporting Period Strategic Plans & Change of Control

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23, supplemented as follows: On May 31, 2001, the Registrant entered into a settlement agreement with SBV. The Registrant issued 1,844,444 shares of its common stock to SBV in return for a mutual cancellation of all obligations and release of claims. A copy of the settlement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Additional Information

     The foregoing information is hereby supplemented, to the extent it is not inconsistent with this Report, by reference to the comparable item in the Registrant's report on Form 10-KSB for the year ended September 30, 1998, the information reflected in the Registrant's reports on Form 10-QSB for fiscal quarters ended December 31, 1998 and March 31, 1999; the reports of current events on Form 8-K filed with the Commission on or about June 25, 2001(Items 4,5 and 7); and, the registration statement on Form S-8 filed with the Commission on March 16, 1998, all as permitted by Commission Rule 12b-23.

ITEM 2.           DESCRIPTION OF PROPERTY.

     The response to this item is  incorporated  by reference to the response to
Item 2 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

ITEM 3.           LEGAL PROCEEDINGS.

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-QSB for the quarter ended December 31, 1998, as permitted by Commission Rule 12b-23. Such information is hereby supplemented, as a material subsequent event, as follows:

* In the matter of Prime Source Leasing, Inc. vs. General Electric Capital Corporation, et al. (No. 98-010716-AJ, Palm Beach County, Florida), the trial scheduled to begin in August 2001 may be continued when the court rules on a pending agreed motion for a continuance. In the interim, the parties continue to pursue settlement discussions, the probable outcome of which the Registrant cannot currently assess.

* In the matter of the Investigation by the FTC of T2U Co., the November 23, 1999 Consent Decree signed by T2U was approved by the FTC and filed with the U.S. District Court for the Northern District of Ohio (Eastern
     Division) on April 4, 2001. The Court entered final judgment on May 9, 2001, concluding the matter. The Registrant was not a party to this proceeding; consequently, it is not expected to be effected by the proceeding or its disposition.

* In the matter of the People of the State of Illinois vs. RCP, the Court entered a final judgment and consent decree in January 2000 and the case has been closed. The Registrant was not a party to this proceeding; consequently, it is not expected to be effected by the proceeding or its disposition.

* In the matter of the Louisiana Public Service Commission (the "Louisiana PSC") vs. RCP and T2U, the Louisiana PSC has decided to dismiss this matter without prejudice.

ITEM 4.           SUBMISSION OF MATTERS TO SECURITY HOLDERS.

     The Registrant did not submit any matter to a vote of security holders during its fiscal year ended September 30, 1999 and does not anticipate submitting any matters to a vote of securities holders until it becomes current in filing its periodic reports with the Commission (currently expected to be completed on or about September 30, 2001). The Registrant understands that certain stockholders may seek to take action increasing its authorized capital by written consent in lieu of meeting, if they can meet the exemptive provisions of Commission Rule 14a-2(b)(2), pertaining to exempt proxy solicitations.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

1996, 1997 and 1998

     Prior to July 1996, there was no trading activity in the Registrant's common stock. During the report period (the fiscal year ended September 30, 1999) the Registrant's common stock was traded in the over-the-counter market and quoted in what are commonly referred to as on the " Electronic Pink Sheets", which reports quotations by brokers or dealers in particular securities, and on the over-the-counter electronic bulletin board operated by NASD (the "OTC Bulletin Board"). As a material subsequent event, bid, offer and transaction report prices for the Registrant's common stock were available through the OTC Bulletin Board under the symbol CLME until the fiscal calendar quarter that started on October 1, 1999. On October 29, 1999, due to the failure of the Registrant to file periodic reports with the Commission on a timely basis, the NASD precluded brokers or dealers in securities from using the OTC Bulletin Board to publish quotes for the Registrant's securities.

     Because of the lack of readily available quotations and the limited trading volume frequently associated with over-the-counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark- down, or commissions, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board and the Electronic Pink Sheets. The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of the Registrant's common stock for the years ended September 30, 1998 through September 30, 1999, and as a material subsequent event, through June 30, 2001.


Year Ended September 30, 1998                        High Bid          Low Bid          High              Low
-----------------------------                        --------          -------          ----              -----
                                                                                        Transaction       Transaction
                                                                                        ------------      -----------
                                                                                        Price             Price
                                                                                        -----             -----

First Quarter                                        $5.75             $4.75            $5.75             $4.25
Second Quarter                                       $7.00             $4.25            $7.00             $4.25
Third Quarter                                        $7.00             $4.50            $7.00             $3.00
Fourth Quarter                                       $5.75             $0.84375         $5.375            $.84375

Year Ended September 30, 1999                        High              Low              High              Low
-----------------------------                        ----              ---              ----              -----
                                                                                        Transaction       Transaction
                                                                                        ------------      -----------
                                                                                        Price             Price
                                                                                        -----             -----

First Quarter                                        $1.38             $1.00            $1.375            $0.125
Second Quarter                                       $0.25             $0.09            $0.25             $0.937
Third Quarter                                        $0.14             $0.09            $0.14             $0.07
Fourth Quarter                                       $0.13             $0.08            $0.13             $0.08







Year Ended September 30, 2000                        High              Low              High              Low
-----------------------------                        ----              ---              ----              -----
                                                                                        Transaction       Transaction
                                                                                        ------------      -----------
                                                                                        Price             Price
                                                                                        -----             -----

First Quarter                                        $0.09             $0.01            $0.09             $0.01
Second Quarter                                       $0.09             $0.02            $0.09             $0.015
Third Quarter                                        $0.08             $0.03            $0.08             $0.03
Fourth Quarter                                       $0.31             $0.02            $0.31             $0.02

First Three Quarters of
Year Ended September 30, 2001                        High              Low              High              Low
-----------------------------                        ----              ---              ----              -----
                                                                                        Transaction       Transaction
                                                                                        ------------      -----------
                                                                                        Price             Price
                                                                                        -----             -----

First Quarter                                        $0.24             $0.03            $0.24             $0.03
Second Quarter                                       $0.10             $0.03            $0.10             $0.05
Third Quarter                                        $0.12             $0.03            $0.12             $0.35


     As of June 30, 2001, eight NASD member firms were listed as market makers in the Registrant's common stock: Knight Securities, Inc.; Schwab Capital Markets L.P.; Hill, Thompson Magid, L.P; Wien, Securities Corp.; M.H. Meyerson & Co.; Herzog, Heine, Geduld, Inc.; Fleet Trading; WM. V. Frankel & Co.
Incorporated. The Transfer Agent for the Registrant's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane; New York, New York 10007.

Penny Stock Rules

     The response to this item is  incorporated  by reference to the response to
Item 5 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

The Registrant's Common Stock

     The authorized capital stock of the Registrant consists of 20,000,000 shares of common stock, $.01 par value. As of the close of business on September 30, 1999, the Registrant had 13,991,692 shares of common stock outstanding and held of record by approximately 492 persons. Although the Registrant's transfer agent's records show only 11,741,698 shares issued as of September 30, 1999, under Delaware law the Registrant had non-cancelable obligations to issue 2,250,000 additional shares as of September 30, 1999, that had been paid for but not yet issued and reflected on the Registrant's stock records. As a material subsequent event, since December 31, 1998, the Registrant has funded all of its operations and paid all of its debts through private placements of its securities; consequently, as of August 15, 2001, 19,716,711 shares of the Registrant's common stock were outstanding. The number of record holders of the Registrant's common stock as of the close of business on August 15, 2001, was approximately 989. Of those, approximately 41 were holding such securities pursuant to depository arrangements with the actual beneficial owners (e.g., securities held in street name for their clients by securities brokers and dealers), and the Registrant has been advised that approximately 338 additional persons were beneficial owners under such arrangements. Consequently, the total number of beneficial owners is four.

     Each holder of shares of the Registrant's common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders generally. The shares do not have cumulative voting rights, which means that holders of more than 50% of the shares of the Registrant's common stock voting for the election of directors can elect all the directors, and that in such an event the holders of the remaining shares would not be able to elect a single director. The approval of proposals submitted to stockholders at a meeting requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters where Delaware law requires the favorable vote of at least a majority of all outstanding shares. Shareholders are entitled to receive such dividends as may be declared from time to time by the board of directors out of funds legally available therefor, and in the event of liquidation, dissolution or winding up of the Registrant to share ratably in all assets remaining after payment of liabilities. The holders of shares of the Registrant's common stock have no preemptive, conversion or subscription rights.

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

     Pursuant to anticipated consulting services that may be rendered by the Registrant to third parties (see "Item 6") it is possible that shares of the capital stock of the Registrant's clients will be registered with the Commission and issued directly to the Registrant's stockholders, as a "defacto third party stock dividend"; however, no assurances can be provided that any such distribution will ever take place, or as to the actual economic benefits of any such distribution.

Amounts of Common Equity Subject to Outstanding Options or Warrants to Purchase, or Securities Convertible Into Common Equity of the Registrant

Common Stock Purchase Warrants

     Since January 1, 1999, the Registrant has issued common stock purchase warrants to Yankees and to the Registrant's officers and directors, in lieu of cash compensation for their services. Current details concerning such warrants are provided below. As of August 15, 2001, 3,902,000 shares of the Registrant's common stock were reserved for issuance pursuant to existing obligations, including common stock purchase warrants held by its officers and directors in lieu of cash compensation for their services, but excluding shares issuable to Yankees pursuant to its current warrant. Yankees recognizes that the total number of authorized shares is not sufficient to allow for reservation of the shares subject to its warrant but believes that it can obtain sufficient director and stockholder votes to increase the authorized capital stock of the Registrant, as required to permit exercise of its warrant at such time as stockholder action can be taken in compliance with applicable securities laws. Consequently, Yankees has consented to the issuance and reservation of the Registrant's common stock in favor of other persons, which would otherwise have been subject to Yankees' warrants.

Stock Options

     The response to this item is  incorporated  by reference to the response to
Item 5 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Tabular Information

     As of August 15, 2001, the Registrant had 3,902,000 shares of its authorized common stock reserved for issuance (excluding the number of shares to be reserved for Yankees warrants) in conjunction with current obligations to issue additional shares or in the event that currently outstanding options or warrants are exercised. The following table provides summary data concerning such options and warrants:

Designation         Nature of          Exercise or           Number of Shares
or Holder           The Security       Conversion Price      Currently Reserved
---------           ------------       ----------------      ------------------
Yankees             Option             $80,000 in total          (1)
(2)                 Warrant            $38,500 in total          770,000
(3)                 (3)                (3)                       1,000,000
(4)                 (4)                (4)                       1,600,000
Anthony Q. Joffe    (5)                (5)                       200,000
(2)                 Warrant            $5,920 in total           332,000
------

(1) The number of shares cannot be determined with certainty; rather, Yankees has the right, for an aggregate of $80,000, to purchase shares of the Registrant's common stock equal to 75% of the Registrant's outstanding and reserved shares of common stock, measured immediately after exercise is completed. See Notes to Financial

          Statements. For purposes of the Table, the computation was made assuming that only the shares currently outstanding or reserved would be outstanding or reserved at the time of exercise (an improbable scenario). The actual formula for determining the total number of Yankees' option shares issuable is: [the total shares outstanding at the time the final option exercise payment is made less the number of shares issued under the option + the shares then reserved other than for the Yankees' option] multiplied by 3 and rounded up or down based on proximity to the next whole number.

(2) Represents the shares issuable to members of the Registrant's board of directors, as disclosed in Part III, Item 10, Executive Compensation; such disclosure is being incorporated by reference herein, as permitted by Commission Rule 12b-23.

(3)       Represents  shares  reserved  for  issuance  in the  event  offers  of settlement by the Registrant are accepted by certain current creditors, as disclosed at Part I, Item 1, Description of Business - New Strategic Plans & Change in Control, such disclosure is being incorporated by reference herein, as permitted by Commission Rule 12b-23.

(4) Represents the shares issuable pursuant to the Registrant's 1998 and 2000 stock option plans, as disclosed at Part III, Item 10, Executive Compensation; such disclosure is being incorporated by reference herein, as permitted by Commission Rule 12b-23. Because the plans were not ratified by the stockholders within one year after their adoption, no incentive stock options may be issued, thereunder, and the plans are now limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

(5) Represents the shares issuable to Mr. Joffe as compensation for his services as the Registrant's President, as disclosed in Part III, Item 10, Executive Compensation; such disclosure is being incorporated by reference herein, as permitted by Commission Rule 12b-23.

Amounts of Common Equity That Could Be Sold Pursuant to Rule 144 under the Securities Act

Reporting Period

     As of September 30, 1999, 13,991,692 shares of the Registrant's common stock were outstanding, of which:

         *     2,157,363 are recognized as free trading by the Registrant;

         * 11,834,329 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the shares that the Registrant has instructed its transfer agent to treat as restricted:

         * 5,869,329 were issued prior to September 30, 1998, and consequently, could have been sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restricted quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four week period preceding the sale;

         * 227,929 were issued to persons that do not appear to be affiliates of the Registrant prior to September 30, 1997, and consequently may be sold by holders that have not been affiliates of the Registrant for a period of at least 90 days, under the more liberal provisions of Commission Rule 144(k) ("Rule 144(k)"), which dispense with the volume, public information and manner of sale conditions.

Material Subsequent Events

     As of August 15, 2001, 19,716,711 shares of the Registrant's common stock were outstanding, of which:

         *     5,792,257 are recognized as free trading by the Registrant;

         * 13,924,454 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Rule 144.

     Of the shares that the Registrant has instructed its transfer agent to treat as restricted:

         * 13,867,397 were issued prior to July 25, 2000, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four week period preceding the sale;

         * 5,834,329 were issued to persons that do not appear to be affiliates of the Registrant prior to July 25, 1999, and consequently may be sold by holders that have not been affiliates of the Registrant for a period of at least 90 days, under the more liberal provisions of Rule 144(k), which dispense with the volume, public information and manner of sale conditions.


Rule 144

     The response to this item is  incorporated  by reference to the response to
Item 5 of the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Amount of Common Equity That the Registrant Has Agreed to Register under the Securities Act for Sale by

Security Holders

     The Registrant has not agreed to register any of its common stock, except in conjunction with an obligation to include the common stock purchase warrants for the officers and directors and Yankees warrant in registration statements that it may otherwise file (commonly referred to as "piggyback" rights).

     Amounts of Common Equity That the Registrant Is Considering Publicly Offering or Privately Placing Other than Shares to Be Issued (Pursuant to an Employee Benefit Plan or Dividend Reinvestment Plan), the Offering of Which Could Have a Material Effect on the Market Price of the Registrant's Common Equity.

During the Year Following the Reporting Period

     Information concerning the Registrant's actual shares issued during the year ended September 30, 1999, is contained below at "Recent Sales of Unregistered Securities - Material Subsequent Events."

Recent Sales of Unregistered Securities

During The Three Year Period Preceding Reporting Date

     During the three year period ended September 30, 1999, the Registrant issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table after "Material Subsequent Events."

Common Stock:

                  Amount of                                   Total                              Registration
                  Securities                                  Offering          Total            Exemption
Date              Sold              Subscriber                Consideration     Discounts        Relied on
----              -----             ----------                -------------     ---------        ---------
1997:
none

1998
January 7            46,500         Marshal Family LTD                 (4)      None             (1)
January 12          100,000         Richard Cherskov                   (4)      None             (1)
January 12            18,750        Peter Accorti                      (6)      None             (1)
January 12            50,000        Borden Barrows                     (4)      None             (1)
January 12            25,000        Ronald Denne                       (6)      None             (1)
January 12            50,000        David DeBenedetto                  (4)      None             (1)
January 12            50,000        Leonard J. Feilez, Jr.             (4)      None             (1)
January 12            50,000        Robert S. Gigliotti                (5)      None             (1)
January 12           175,000        Marty Gillespie                    (6)      None             (1)
January 12            30,000        Patrick Graham                     (6)      None             (1)
January 12           937,500        Lakewood Manufacturing             (6)      None             (1)
January 12            11,250        Jeffery Outcalt                    (6)      None             (1)
January 12           400,000        Beth M. Peplin                     (6)      None             (1)
January 12         2,500,000        Richard C. Peplin, Jr.             (6)      None             (1)
January 12             7,500        Richard C. Peplin, Jr              (6)      None             (1)
                                     c/f Richard C. Peplin, III
January 12             7,500        Richard C. Peplin, Jr              (6)      None             (1)
                                     c/f Alexandria M. Peplin
January 12             7,500        Richard C. Peplin, Jr              (6)      None             (1)
                                     c/f Dustin A. Peplin
January 12           100,000        Arlene Powers                      (4)      None             (1)
January 12            15,000        Mark Schmeidle                     (6)      None             (1)
January 12           175,000        Anna Villanueva                    (6)      None             (1)
January 12           200,000        Marshall Family LTD                (4)      None             (1)
January 13                10        Ralph Gesauldo                     (3)      None             (1)
March 10             200,000        Players, Inc.                      (4)      None             (1)
June 11              100,000        Troy D. Wiseman                    (7)      None             (1)
August 19            300,000        Arnold A. Semler, Inc.             (8)      None             (1)
September 19         100,000        Ila Sethi                                   (9)     None              (1)

1999:
February 22       2,000,000         The Yankee Companies, Inc.         (10)     (11)             (2)
April 14          2,000,000         The Yankee Companies, Inc.         (10)     (11)             (2)
June 23             250,000         Madhu & Ila Sethi                  (12)     None             (1)
October 6         2,000,000         The Yankee Companies, Inc.         (10)     (11)             (2)


Convertible Securities:

     The response to this item is  incorporated  by reference to the response to
Item 1 of the Registrant's report on Form 10-KSB for the year ended September 30, 1998, as permitted by Commission Rule 12b-23. Such information hereby supplemented, as a material subsequent event, as follows: On January 12, 1999, common stock purchase warrants exercisable at $0.05 per share, were issued to officers and directors of the Registrant entitling them to purchase an aggregate of 370,000 shares of common stock. See Footnote 10 for a discussion of the Yankees warrant.

Material Subsequent Events

     Since the end of the three year period ended September 30, 1999, the Registrant issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited.

Common Stock:

                  Amount of                                   Total                              Registration
                  Securities                                  Offering          Total            Exemption
Date              Sold              Subscriber                Consideration     Discounts        Relied on
----              -----             ----------                -------------     ---------        ---------
2000:
March 17           34,000       Jack Levine                        (12)          None             (1)
March 17          677,087       Oppenheimer Wolff & Donnelly       (12)          None             (1)
May 11            136,147       Larry Van Etten                    (12)          None             (1)
May 4             200,000       Anthony Q. Joffe                   (13)          None             (2)
May 31            533,333       Troy D. Wiseman                    (12)          None             (1)
September 19    2,000,000       The Yankee Companies, Inc.         (10)          (11)             (2)
October 19        200,000       Bell Entertainment                 (14)          None             (1)

2001:
February 19       100,000       Patrick V. Graham                  (15)          None             (1)
July 2          1,844,444       SBV Holdings, Inc.                 (16)          None             (2)


Convertible Securities:

                  Amount of                                   Total             Terms of         Registration
                  Securities                                  Offering          Conversion       Exemption
Date              Sold              Subscriber                Consideration     or Exercise      Relied on
----              -----             ----------                -------------     -----------      ---------

(17)            1,000,000       Stock Option Plan                  (17)          (17)             (1)
(18)              732,000       Directors/Officers                 (18)          (18)             (2)
(19)            1,000,000       (19)                               (19)          (19)             (1)



(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws, and the transfer agent was instructed not to permit transfers unless directed to do so by the Registrant, after approval by its legal counsel. In addition, each subscriber was directed to review the Registrant's filings with the Commission under the Exchange Act and was provided with access to the Registrant's officers, directors, books and records, in order to obtain required information.

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

(3)  Current management has no knowledge pertaining to this transaction.

(4) Compensation for unspecified services rendered for the benefit of the Registrant, with neither the offering price nor the consideration clearly set forth.

(5)  For services as a director.

(6) Shares of Tio stock were converted into shares of the Registrant's common stock.

(7) Compensation for consulting services for the benefit of the Registrant, with neither the offering price nor the consideration clearly set forth.

(8) Asset purchase agreement dated May 19, 1998, entered into by and between the Registrant and Arnold A. Semler, Inc. doing business under the fictitious name "Associated Industries."

(9) Consideration for the purchase of Business Technology Systems, Inc. by the Registrant.

(10) Option to purchase 75% of the Registrant's outstanding and reserved common stock measured immediately following exercise of the option, in consideration for an aggregate of $80,000, such option being a portion of consideration granted to Yankees under its consulting agreement with the Registrant in exchange for Yankees' agreement to forego hourly and document licensing fees for a period of approximately two years, see "Part III: Item 11, Security Ownership of Certain Beneficial Owners and Management;" and, "Part III, Item 12, Certain Relationships and Related Transactions."

(11) No commissions or discounts were paid to anyone in conjunction with the sale of the foregoing securities.

(12)  Terms of settlement for various services provided to the Registrant.

(13) Compensation to Anthony Q. Joffe for his services as president from May 4, 1999 to May 3, 2000.

(14) Compensation to Bell Entertainment for its services in assisting the Registrant to prepare its report on Form 10- KSB for year ended September 30, 1998.

(15) Issued pursuant to the settlement agreement approved by the court in the case of Patrick Graham vs. Five Star Cigar, Inc. and others, including Colmena Corp. case no. 99-121194(18), Circuit Court for Broward County, Florida.

(16) On May 31, 2001, the Registrant entered into a settlement agreement with SBV. The Registrant issued 1,844,444 shares of its common stock to SBV. A copy of the settlement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

(17) Represents the shares issuable pursuant to the Registrant's 1998 and 2000 stock option plans, as disclosed at "Part III, Item 10, Executive Compensation".

(18) Represents the shares issuable to directors and officers upon exercise of their warrants, as disclosed in "Part III, Item 10, Executive Compensation." Because the plans were not ratified by the stockholders within one year after their adoption, no incentive stock options may be issued, thereunder, and the plans are now limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

(19) Represents shares reserved for issuance in the event offers of settlement by the Registrant are accepted by certain current creditors, as disclosed at "Part I, Item 1, Description of Business - New Strategic Plans & Change in Control."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The following discussion should be read in conjunction with the Registrant's audited financial statements and the more detailed information contained in this report. During November of 1997, the Registrant became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. During March of 1999, the Registrant's board of directors concluded negotiations to divest the Registrant of all of its wholly owned subsidiaries positioning the Registrant to undertake new business endeavors or to become a more attractive acquisition candidate. As a material subsequent event, during August of 2001, the Registrant commenced consulting activities (see "Item 6").

Plan of Operations

     During January of 1999, the Registrant's board of directors signed a consulting agreement with Yankees, which required Yankees to provide the Registrant with working capital and assistance in development and implementation of new strategic plans. The Registrant is concentrating on meeting our obligation to file periodic reports under the Exchange Act, including completing the audit of its financial statements for the fiscal year ended September 30, 1999, which are contained herein. Additionally, Yankees is assisting the Registrant in identifying persons with claims and potential claims against the Registrant and to negotiate with them to amicably resolve such claims.

     The Registrant has completed the audit of its financial statements for the fiscal year ended September 30, 1999 and is currently completing the quarterly unaudited financial statements required in order to complete and file its reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1999 and 2000, June 30, 2000, March 31, 2000 and 2001 and the audit for its fiscal year ended September 30, 2000. The Registrant expects to have all such financial statements and reports filed with the Commission prior to September 30, 2001.

     Almost all claims and potential claims against the Registrant identified by Yankees have been amicably resolved through the issuance of approximately 3,575,000 shares of common stock, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corp., which the Registrant will contest (see "Part II, Item 1, Legal Proceedings"). Yankees, on behalf of the Registrant, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

     Except for recently initiated consulting activities (see "Item 6"), the Registrant currently has no business operations other than those pertaining to correcting deficiencies in filing obligations under the Exchange Act, maintenance of its corporate existence, and potential operations under a negotiated resale agreement involving the purchase of telecommunication services from BellSouth Telecommunications, Inc. for resale to end users.


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

Consulting Activities

     As a material subsequent event, during August 2001, in response to Yankees' suggestions, the Registrant's board of directors has authorized the Registrant's officers to negotiate consulting agreements with third-parties that desire to avail themselves of the Registrant's experience as a reporting company under the Exchange Act. Such assistance is expected to involve the recruitment and supervision of professional advisors such as attorneys, auditors, investment bankers, transfer agents, officers and directors who have the desired experience in operating public companies, and access to procedures and policies that Yankees has made available for use by the Registrant in complying with federal and state securities and corporate laws.

     The Registrant expects, in exchange for such services, that the consulting client will register a percentage of its common stock for issuance to the Registrant's stockholders, as of an agreed-upon date following the execution of the consulting agreement. The amount of such common stock will vary depending upon the circumstances of each transaction. The issuance of shares to the Registrant's stockholders will be conditioned on prior registration with the Commission, and the failure to conclude such registration would void the agreement.

     Registration of shares directly to the Registrant's stockholders is necessary in order for the Registrant to avoid inadvertently becoming an investment company, and provides a major benefit to clients in that they obtain a large base of stockholders, including all of the Registrant's market makers. The major benefit of the consulting services to the Registrant is that it will be continually exposed to emerging companies, some of which should prove to be attractive acquisition candidates or candidates for strategic operating alliances (cooperative business activities not involving shares of equity ownership) that fit the Registrant's strategic objectives.

     The Registrant does not yet have any consulting clients, although it is discussing such possibility with one company in the wireless communications industry.

     The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to the Registrant's dependence upon certain key personnel, its ability to manage its growth, the Registrant's success in implementing its business strategy, its success in arranging financing where required, and the risk of economic and market factors affecting the Registrant or its customers. Many of such risk factors are beyond the control of the Registrant and its management.

Year ended September 30, 1999 compared to year ended September 30, 1998


     Prior to the discontinuation of past operations, substantially all financial activity during fiscal 1998 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. We reported net losses from operations for the year ended September 30, 1999 of $(1,765,748) and net losses income from operations for the year ended September 30, 1998 of $(15,340,175). This translates to a per-share (loss) of $(0.17) for the year ended September 30, 1999 and per-share (loss) of $(2.41) for the year ended September 30, 1998. Additionally, we reported a net gain from discontinued operations for the year ended September 30, 1999 of $1,475,452 or $.14 per share as compared to a net (loss) from discontinued operations for the year ended September 30, 1998 of $(1,484,051) or $(.23) per share. The gain from discontinued operation in 1999 was related to the sale of its subsidiaries.

Year ended September 30, 1999 compared to year ended September 30, 1998


     The net (loss) figures were based on corresponding revenues of $0 and $10,344,480 for the year ended September 30, 1999 and 1998, respectively. The decrease in net revenue and corresponding decrease in cost of revenue in 1999 as compared to 1998 was attributable to the discontinuation of substantially all of the marketing and distributing of long-distance telephone service calling cards. Operating expenses decreased to $1,678,763 for the year ended September 30, 1999 as compared to $20,682,276 for the year ended September 30, 1998. During the year ended September 30, 1998, the Registrant issued stock options and common shares to consultants and employees and recorded consulting expense of $12,611,200 as compared to $1,522,978 of consulting expense recorded for the issuance of warrants to consultants. Additionally, in 1998, the Registrant recorded a loss of the impairment of certain assets and bad debt expense of approximately $7,700,000.

     Net cash used in investing activities for the year ended September 30, 1999 was $2,480 compared to net cash used in investing activities of $1,558,736 in the 1998 period. This difference was related to the purchase of equipment and the acquisition of its discontinued subsidiary, BTS, in fiscal 1998.

     Net cash provided by financing activities in the 1999 period was $47,500 as compared to net cash provided by financing activities of $1,472,295 in the 1998 period. The difference was attributable to decreased proceeds received from loans and the sale of common stock.

     No additional meaningful comparisons can be made for the year ended September 30, 1999 as compared to the year ended September 30, 1998 because during the year ended September 30, 1999, the Registrant had no revenues and costs of sales.

Year 2000 Compliance

     As of the date this report was to have been filed with the Commission, there were serious concerns about the effects the transition from the 1900s to the 2000s would have on computer programs designed to ignore the first two digits of each year in determining operating periods. As a result, the Commission required registrants to report on their states of readiness to face potential Year 2000 problems. The following disclosure would have been accurate prior to January 1, 2000: The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Registrant does not currently own any computer equipment and thus would not be subject directly to any problems associated with such Year 2000 problems. It currently uses computer equipment provided by its management and consultants, none of which would be materially affected by Year 2000 software and hardware problems. However, in the event it makes a material acquisition, such problems could affect the acquired entity's operations and, to the extent that the problem affects national communications, financial or utility businesses in general, the Registrant, like other businesses, could be adversely affected. In the event that the Registrant experiences Year 2000 related problems, it would be forced to expend such amounts of its working capital as might be necessary to correct the affected software and hardware systems and implement contingency plans.

     As a material subsequent event, no material Year 2000 problems occurred as a result of the transition from the 1900s to the 2000s on computer programs designed to ignore the first two digits of each year in determining operating periods.

Liquidity and Capital Resources

     At September 30, 1999, the Registrant had a stockholders' deficiency of approximately $634,820. The Registrant's future operations and growth are dependent on the Registrant's ability, with the assistance of Yankees, to raise capital for expansion and to implement its strategic plan. If the Registrant is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi,
Richard C. Peplin, Jr., and Colmena Corp., were successfully reduced to a judgment, the Registrant may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The Registrant has no other material commitments for capital expenditures.

Audit Committee Report

     The Registrant's Audit Committee (the "Committee") has certified that (1) the Committee has reviewed and discussed with management the audited financial statements for the year ended September 30, 1999; (2) the Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented; (3) the Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountants the independent accountant's independence; and (4) based on the review and discussion referred to in paragraphs (1) through (3) above, the Committee has recommended to the Registrant's Board of Directors that the audited financial statements for the year ended September 30, 1999, be included in this report. The members of the Committee are Charles J. Champion, Jr. and Robert S. Gigliotti. A copy of the Audit Committee letter is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of the Registrant for its years ended September 30, 1999 and 1998 and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages numbered F-1 through F-25.

                                  COLMENA CORP.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

                                  Colmena Corp.

                                    Contents

                                                                      Page(s)


Independent Auditors' Report of Salberg & Co.                            F-1

Independent Auditor's Report of Weinberg & Co.                           F-2(b)

Balance Sheet                                                            F-2

Statements of Operations                                                 F-3

Statements of Changes in Stockholders' Equity (Deficiency)               F-4

Statements of Cash Flows                                                F-5-F-6

Notes to Financial Statements                                           F-7-F-25

                          Independent Auditors' Report


To the Board of Directors of:
Colmena Corp.

     We have audited the accompanying balance sheet of Colmena Corp. as of September 30, 1999 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of September 30, 1998 were audited by other auditors whose report dated July 31, 1999 (except for Notes 17 and 19 as to which the date is March 17, 2000) on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colmena Corp. as of September 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company is inactive and has a stockholders' deficiency and working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Salberg & Company /s/
SALBERG & COMPANY, P.A.
Boca Raton, FL
August 8, 2001

                                       F1

                           Independent Auditors' Report


Board of Directors and Shareholders:
Colmena Corporation and Subsidiaries


     We have audited the accompanying consolidated statements of operations, changes in stockholders' deficiency and cash flows of Colmena Corporation and Subsidiaries for the year ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Colmena Corporation and Subsidiaries for the year ended September 30, 1998, in conformity with generally accepted accounting principles.

     The accompanying 1998 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered accumulated losses from operations of $16,613,070 and has a stockholders' deficiency of $1,921,302 and a working capital deficiency of $2,196,900 that raise substantial doubt about its ability to continue as a going concern. In addition, through the discontinuance of operations and the sale of subsidiaries, the Company has ceased all operations (See Notes 12, 18 and 19). Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

/s/ Weinberg & Company, P.A. /s/

Boca Raton, Florida
July 31, 1999
Except for Notes 17 and 19 as to which the date is March 17, 2000

                                  Page F-1(b)

                                Colmena Corp.
                                 Balance Sheet
                               September 30, 1999

                                     Assets
                                                                      1999
                                                               ----------------
Current Assets
Cash                                                              $       2,026
                                                               ----------------
Total Current Assets                                                      2,026

Equipment to be repossessed under
  security agreement, net of impairment                                 275,000
                                                               ----------------
Total Assets                                                      $     277,026
                                                               ================

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued expenses                             $     204,646
Notes payable                                                           375,000
Guaranteed loan                                                         331,000
Due to related party                                                      1,200
                                                               ----------------
Total Current Liabilities                                               911,846
                                                               ----------------

Stockholders' Deficiency
Common stock, $0.01 par value; 20,000,000 shares authorized,
  13,991,692 shares issued and outstanding                              139,917
Additional Paid-In Capital                                           16,128,629
Accumulated deficit                                                 (16,903,366)
                                                                ---------------
Total Stockholders' Deficiency                                         (634,820)
                                                                ---------------

Total Liabilities and Stockholders' Deficiency                    $     277,026
                                                                ===============

                 See accompanying notes to financial statements

                                       F2

                                 Colmena Corp.
                            Statement of Operations
                    Years Ended September 30, 1999 and 1998


                                                1999                  1998
                                                               (Consolidated)
                                                                  (Note 1)
                                        ---------------------------------------

Revenues                                $       -                $   10,344,480

Cost of Sales                                   -                     3,164,474
                                        --------------         ----------------

Gross Profit                                    -                     7,180,006
                                        --------------         ----------------

Operating Expenses
Compensation expense                           4,167                    674,582
Consulting                                 1,522,978                 12,481,200
Professional and legal fees                   19,819                    946,947
Provision for doubtful accounts                 -                     5,453,907
Selling, general and administrative          131,799                  1,125,640
                                       ---------------         ----------------
Total Operating Expenses                   1,678,763                 20,682,276
                                       ---------------         ----------------

Loss from Operations                      (1,678,763)               (13,502,270)
                                       ---------------         ----------------

Other (Expenses)
Loss on impairment of assets                  (2,900)                (1,717,491)
Interest expense, net                        (84,085)                  (120,414)
                                       ---------------         ----------------
Total Other Expenses                         (86,985)                (1,837,905)
                                       ---------------         ----------------

Loss Before Discontinued Operations       (1,765,748)               (15,340,175)
                                       ---------------         ----------------

Loss From Discontinued Operations
Loss from operations                        (108,665)                (1,379,547)
Gain (loss) on disposal                    1,584,117                   (104,504)
                                       ---------------         ----------------
Total Loss from Discontinued Operations    1,475,452                 (1,484,051)

Net Loss                             $      (290,296)          $    (16,824,226)
                                       ===============         ================

Net Income (Loss) Per Common Share - Basic and Diluted
Loss from continuing operations      $         (0.17)          $          (2.41)
Income (Loss) from
 discontinued operations                        0.14                      (0.23)
                                      ---------------          ----------------
                                     $         (0.03)          $          (2.64)
                                      ===============          ================
Weighted Common Shares Outstanding        10,502,651                  6,366,877
  Basic and Diluted                   ===============          ================

                 See accompanying notes to financial statements

                                       F3

                                 Colmena Corp.
           Statements of Changes in Stockholders' Equity (Deficiency)
                    Years Ended September 30, 1999 and 1998


                                          Common Stock             Additional           Accumulated       Total
                                                                 Paid-In Capital         Earnings
                                                                                        (Deficit)
                                        Shares     Amount
                                       -------------------------------------------------------------------------
Balance, September 30, 1997           4,955,192  $ 49,552        $  (166,432)         $   211,156      $  94,276

Shares issued to consultants          1,646,500    16,465          7,694,735                    -      7,711,200

Exercise of options                     640,000     6,400          1,273,600                    -      1,280,000

Common stock issued in exchange
  for equipment                         300,000     3,000            307,935                    -        310,935

Common stock issued in exchange
  for BTS assets                        100,000     1,000            (51,000)                   -        (50,000)

Common stock issued for cash            100,000     1,000            299,263                    -        300,263

Goodwill resulting from BTS purchase          -         -            356,250                    -        356,250

Stock options issued to consultants           -         -          4,770,000                    -      4,770,000

Stock options issued to employees             -         -            130,000                    -        130,000

Net loss, 1998                                -         -                  -          (16,824,266)   (16,824,226)
                                       ---------  --------      -------------       --------------  -------------
Balance, September 30, 1998           7,741,692    77,417         14,614,351          (16,613,070)    (1,921,302)

Stock warrants issued to consultants,
  officers and directors                     -          -          1,522,978                    -      1,522,978

Common stock issued for settlement     250,000      2,500             22,500                    -         25,000

Exercise of warrants                 6,000,000     60,000            (31,200)                   -         28,800

Net loss, 1999                               -          -                  -             (290,296)      (290,296)
                                   ------------   --------      -------------         -------------  ------------
Balance, September 30, 1999         13,991,692  $ 139,917       $ 16,128,629         $(16,903,366)   $  (634,820)
                                   ============  =========      =============         =============  ============



                 See accompanying notes to financial statements
                                       F4

                                 Colmena Corp.
                            Statements of Cash Flows
                    Years Ended September 30, 1999 and 1998


                                                      1999               1998
                                                                  (Consolidated)
                                                                     (Note 1)
                                                 -------------------------------
Cash Flows From Operating Activities:
Net income (loss)                             $  (290,296)      $   (16,824,226)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Depreciation                                        4,500                21,045
Amortization                                            -               330,051
Provision for doubtful accounts                         -             5,453,907
Write-off of due from stockholder                       -               115,483
Loss on impairment of customer base                     -             1,232,946
Write-down of inventory to net realizable value         -               110,196
Write-down of goodwill                                  -               365,401
Impairment loss on marketable securities            2,900                73,610
Loss on disposal of property, plant, and equipment      -               104,700
Loss on impairment of equipment to be repossessed       -               410,935
Gain on disposal of subsidiaries               (1,584,117)                    -
Stock and options issued to consultants
  and employees                                 1,547,978            12,611,200
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                     -            (4,728,091)
Third party settlement receivable                       -                51,829
Deposits                                                -                 9,624
Other current assets                                    -               178,121
Net assets of discontinued operations                   -               105,035
Increase (decrease) in:
Cash overdraft                                          -                84,386
Accounts payable and accrued expenses             269,754              (544,977)
Deferred revenue                                        -               (22,993)
Net liabilities of discontinued operations              -               949,524
                                                ----------        -------------
Total Adjustments                                 241,015            16,911,932
                                               -----------        -------------
Net Cash Provided by (Used in)
  Operating Activities                            (49,281)               87,706
                                               -----------        -------------
Cash Flow from Investing Activities
Investment in BTS, net of cash acquired                 -               (29,727)
Purchase of property and equipment                      -               (38,322)
Purchase of equipment to be repossessed                 -              (100,000)
Loan to stockholder                                     -              (115,483)
Purchase of customer base                               -            (1,275,204)
Cash of subsidiaries sold                          (2,480)                    -
                                               -----------        -------------
Net Cash Used in Investing Activities              (2,480)           (1,558,736)
                                               -----------        -------------
Cash Flows from Financing Activities
Borrowings (repayment) on notes to
  related parties                                   1,200              (173,930)
Proceeds from borrowings - non-related parties     17,500                65,962
Proceeds from issuance of common stock             28,800             1,580,263
                                               -----------        -------------
Net Cash Provided By Financing Activities          47,500             1,472,295
                                               -----------        -------------
Net Increase (Decrease) in Cash                    (4,261)                1,265
                                               -----------        -------------
Cash - Beginning of Year                            6,287                5,022
                                               -----------        -------------
Cash - End of Year                               $  2,026            $   6,287
                                               ===========        =============

                 See accompanying notes to financial statements
                                       F5

                                  Colmena Corp
                            Statements of Cash Flows
                    Years Ended September 30, 1999 and 1998

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

During 1998, the Company purchased telecommunications equipment for $685,935, which included non-cash consideration of a $275,000 note payable and 300,000 shares of common stock valued at $310,935.

Pursuant to the recapitalization (see Note 1(A)), the Company assumed $118,880 of the liabilities.

In February 1998, the Company issued 100,000 shares of common stock as part of the total consideration to acquire the net assets of Business Technology Systems, Inc. (See Note 9)

                 See accompanying notes to financial statements

                                       F6

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

Note 1   Nature of Operations and Summary of Significant Accounting Policies

      (A) Nature of Operations

          Colmena Corp. (the "Company") is a Delaware corporation that through its former subsidiaries was engaged in various industries. Through its former subsidiary, T2U Co. (formerly known as RCP Enterprises Group, Inc.), which was doing business as RCP Communications Group, Inc. ("RCP") and through its former subsidiary, TechTel Communications, Inc. ("TechTel"), the Company was engaged in the business of marketing and distributing telecommunications services. Through its former subsidiary, Business Technology Systems, Inc., ("BTS") whose operations were discontinued in 1998 (See Note 11), the Company was in the business of selling computer equipment. In addition, the Company was in the business of manufacturing and distributing premium hand-rolled cigars through its former subsidiary, Tio Mariano Cigar Corp. ("Tio"), whose operations were discontinued in 1998 (See Note
          11). In March 1999, the Company transferred one hundred percent of its subsidiaries, RCP, BTS, and Tio to its president and principal stockholder in a transaction accounted for as a sale. In addition, in March 1999, 90% of TechTel was sold to various parties. In November 1999, the Company sold its 10% holdings in TechTel (See Note 2).

          On November 10, 1997, RCP was acquired by Sports-Guard, Inc., a publicly traded company, which had no operations as of the merger date. Sports-Guard, Inc. issued 3,000,000 shares of common stock to complete the acquisition. In addition, on November 10, 1997, Tio was acquired by Sports-Guard, Inc. for the issuance of 1,310,000 shares of stock. The transactions are treated for accounting purposes as a recapitalization of Colmena at historical costs.

          During 1998, the Company's operations were significantly impacted from the bankruptcy of its sole service bureau. (See Note 3)

      (B) Principles of Consolidation

          The 1998 consolidated financial statements include the accounts of the Company and its then subsidiaries RCP, BTS, Tio, and TechTel. All significant intercompany balances and transactions have been eliminated in consolidation.

          The 1999 financial statements include the operating activity of the subsidiaries RCP, BTS, Tio, and Techtel through the sale date of March 16, 1999. The investment in TechTel was recorded at a zero cost and accounted for using the cost basis from March 1999.

      (C) Use of Estimates

          In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.


                                       F7

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

      (D) Cash and Cash Equivalents

          For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

      (E) Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation. Expenditures from maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets of five to seven years.

      (F) Investments

          The Company accounts for investments in marketable equity securities in accordance with Statement of Financial Accounting Standards Number 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are characterized by the Company's intent to sell them in the near term, while available-for-sale securities are those securities that do not qualify as trading securities. Trading securities are carried at fair value, with unrealized trading gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

      (G) Long Term Investments

          The Company accounts for investments in non-marketable equity securities in accordance with Accounting Principles Board Opinion Number 18 ("Accounting Principles Board Opinion 18") and related interpretations. Under Accounting Principles Board Opinion 18, investments in corporate joint ventures and other common stock of less than 20% are generally accounted for using the cost method while investments between 20% and 50% are generally accounted for using the equity method.

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


                                     F8

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

      (H) Revenue Recognition and Cost of Revenue

          The Company recognizes revenue, less an amount for uncollectible accounts, based upon their experience and others in the long distance service calling cards industry, and related costs from the selling of their long distance telephone service calling cards at the expiration of its use, generally thirty days or end of month. Until the thirty-day period has passed, the Company defers all revenues and costs.

      (I) Stock Options

          In accordance with Statement of Financial Accounting Standards Number 123, the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion Number 25 and related interpretations. The Company accounts for stock options issued to consultants and other non-employees under the fair value method of Statement of Financial Accounting Standards 123.

      (J) Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" ("Statement No.109"). Under Statement Number 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (K) Loss Per Share

          Net income (loss) per common share for the years ended September 30, 1999 and 1998 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized in 1999 and 1998 since the effect was anti-dilutive. At September 30, 1999, there were 300,000 stock options and 2,326,530 stock warrants outstanding, which could potentially dilute future earnings per share.


      (L) Reclassification


          Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.


                                       F9

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

 Note 2   Reorganization Agreement and Sale of Subsidiaries

     On March 16, 1999 (the "Sale Date"), a Reorganization Agreement (the "Agreement") was entered into by and between the Company and Mr. Peplin, the principal stockholder and former president of the Company. Under the terms of the Agreement, as amended, the Company conveyed to the order of Mr. Peplin, and Mr. Peplin accepted, all of the Company's right, title, and interest in and to all of the capital stock of T2U Co., BTS, and Tio (the "Subsidiaries"), expecting that Mr. Peplin will designate a newly organized corporation to assume ownership of the Subsidiaries. The transaction was accounted for as a sale, at fair market value, the consideration being an assumption of net liabilities by Mr. Peplin. The Company agreed to pay all reasonable costs required to effect a liquidation of the Subsidiaries by Mr. Peplin's designee pursuant to Chapter 7 of the United States Bankruptcy Code and to defend any resulting litigation or regulatory actions provided that all work required is effected through the Company's attorneys. Furthermore, the Company agreed to spin out 20% of the capital stock of TechTel to the Company's stockholders and to use the remaining 80% of the capital stock of TechTel to settle outstanding liabilities of TechTel to Mr. Peplin, to a principal of Yankees (see Note 14 (A)) and to other persons, based on negotiations to be conducted by Yankees. Mr. Peplin irrevocably agreed that any net assets remaining after liquidation of the Subsidiaries will be used to pay taxes and liabilities of TechTel guaranteed by Mr. Peplin or the Company, with the net balance returned to the Company, such net balance interest to be represented by a security interest memorialized in one or more Forms UCC-1 to be filed in each state in which the Subsidiaries have any assets. Ultimately, 90% of TechTel common stock was transferred to Mr. Peplin and others in a transaction accounted for as a sale, the consideration being the assumption by the transferees of all liabilities of TechTel. The spinout discussed above never occurred. In November 1999, the interest of all stockholders in TechTel, including the Company, was acquired by FON Digital Network, Inc. ("FON"), an OTC Bulletin Board company. FON issued 50,000 shares to various parties including 5,000 to the Company in exchange for TechTel shares. The shares were recorded at zero cost due to the de minimis value.

     At the Sale Date, the Company recognized a gain on sale of $1,584,117 net of the retention of a BTS loan and related accrued interest liability of $343,000 at the Sale Date, which the Company had guaranteed.

     The reorganizations discussed above do not qualify as tax-free reorganizations. However, no taxes will be payable, as the income generated by the Company as a result of its reorganizations is from the relief of liabilities which is fully excludable under the insolvency/bankruptcy exception. Under such exception, the net operating loss and other tax attributes are reduced in lieu of reporting income.

     On May 4, 1999, Mr. Peplin resigned from all offices and directorships held in the Company. (See Note 13 (D))

Note 3   Provisions for Doubtful Accounts

     In September 1998, International Telemedia Associates, Inc. ("ITA"), the Company's then billing and collection agent, was placed into involuntary bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code (See Note
15). The provision for doubtful accounts in 1998 includes primarily the amount due from ITA.


                                      F10

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

     Also included in the provision is an advance made during 1998 pursuant to a potential acquisition. Such advance was deemed uncollectable as of September 30, 1998.

Note 4   Property and Equipment

     Depreciation expense for the year ended September 30, 1998 was $21,045, of which $19,765 is part of discontinued operations, and $1,280 is included in continuing operations.

     The Company applies Statement of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In evaluating the potential impairment of Property & Equipment as of September 30, 1998, the Company determined that a portion of the carrying amount of the telecommunications equipment, originally recorded at a cost of $685,935, was not recoverable. The equipment was therefore written down to its net realizable value of $275,000. Accordingly, an impairment loss of $410,935 has been recorded in 1998, which is included in other expenses on the statement of operations. On October 1, 1999, the Company received a Notice of Proposal to Retain Collateral pursuant to the Security Agreement of August 14, 1998 in full satisfaction of the obligation secured by the Security Agreement totaling $275,000 at September 30, 1998. The equipment was repossessed subsequent to September 30, 1999. The equipment totaling $275,000 at September 30, 1999 was not in use and was recorded as equipment to be repossessed under security agreement, net of impairments. Depreciation of $4,500 on the equipment of a subsidiary is included in 1999 for the period up to the subsidiary sale date of March 16, 1999. (See Notes 7 and 10)

Note 5   Amortizable Customer Base

     The Company purchased customer databases from third parties. These databases were used to market the Company's service plans. These databases, which are not re-saleable, were amortized over a 12-month period. During 1998, a subsidiary of the Company acquired a customer database for $1,476,191, which was amortized through September 30, 1998. Since the subsidiary ceased operations and there was no use in its business plan for the customer base, nor was it saleable, the Company has written off the remaining $1,232,946 net carrying value of this asset, which has been included as an impairment loss in other expenses in 1998. Amortization for the period prior to write-off was $243,245.

Note 6   Loss on Impairment of Stock

     A loss on impairment of stock aggregating $73,610 has been included in other expenses during 1998 as part of the loss on impairment of assets. Another impairment of $2,900 on the same stock was recognized in 1999. The stock was owned by a subsidiary, which was sold in March 1999.

Note 7   Notes Payable

     The following schedule reflects loans payable at September 30, 1999:


                                      F11

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

Note payable,  interest at 9% per annum,  maturing  August 14, 1999, payable in monthly  principal  and  interest  installments  secured by  telecommunications equipment.  In default  and due  immediately.
On October 1, 1999,  the  Company received  Notice of Proposal to retain  collateral in full  satisfaction of this note.
(See Notes 4 and 10).                                               $  275,000

Note  payable,  interest  at 10% per annum,  due and  payable on
July 30,  1999. Holder may  convert  any  portion of the  principal balance  into shares of the Company's  common stock at a conversion
price of $0.40 per share. In default as of August 1, 1999.             100,000
                                                                     -----------
                                                                     $ 375,000
                                                                     ===========

     On May 30, 2001, the $100,000 note and related accrued interest was settled for 1,844,444 shares of the Company's common stock.

Note 8   Guaranteed Loans

     On or about February 26, 1997 (the "Effective Date"), an agreement, as amended, for wholesale financing (the "Loan Agreement") was entered into between Deutsche Financial Services Corporation, Business Technology Systems, Inc. (the "Borrower"), and Colmena Corp. and certain individuals (the "Guarantors"). The Loan Agreement provided for inventory financing for the Borrower. The loans made under the Loan Agreement were secured by a first priority perfected lien and security interest in all of Borrower's assets, rights, and proceeds thereof, owned at the Effective Date or thereafter acquired by the Borrower. (See Note 9)

     On August 19, 1998, an extension agreement (the "Extension Agreement") was entered into between Deutsche Financial Services Corporation, Business Technology Systems, Inc. (the "Borrower"), and the Guarantors. (See further discussion regarding the repudiation of this extension agreement in succeeding paragraph.) The Extension Agreement extended the terms of the Agreement (see above) entered into on February, 26 1997, as amended, and extended the payment of the debt, including past due obligations. Under the terms of the Extension Agreement, the Borrower acknowledged an indebtedness due to Deutsche Financial Services Corporation of $348,858 representing principal as of August 14, 1998 of $345,474, interest charges of $3,384 through July 31, 1998, additional interest charges from August 1, 1998 at the per annum rate of Prime plus 6.5%, and fees and expenses incurred by Deutsche Financial Services Corporation (the "Debt"). In addition, the Borrower agreed to surrender its inventory to Deutsche Financial Services Corporation for the purpose of its liquidation and application to the Debt as of the date of the Extension Agreement. Under the repayment terms, the Debt was to be paid on or before September 15, 1998 by the Borrower or the Guarantors. Furthermore, the Borrower and the Guarantors agreed to the entry of a consent arbitration award for the total Debt as described above.

     As of September 30, 1999, the remaining debt including accrued interest of $60,000 totaled approximately $391,000. As of that date, the Borrower and Guarantors were in default. In 1999, Deutsche Financial Services Corporation filed a Consent Arbitration Award based upon alleged breach of the Extension Agreement. Due to matters relating to the execution of the Consent Arbitration Award, the Company repudiated its signing of the Extension Agreements and has taken the position that the Consent Arbitration Award entered pursuant to the Extension Agreement is not legally binding (see Note 15(C)). Based on the contingency to Colmena Corp. relating to the initial guarantee, the Company has recorded the liability of $331,000 plus accrued interest of $60,000 on its records as of September 30, 1999.


                                      F12

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

Note 9   Purchase of Assets and Liabilities of Business Technology Systems, Inc.

     Effective February 19, 1998, the Company and its wholly owned subsidiary, RCP, (the "Buyer") entered into an agreement with Business Technology Systems, Inc., to acquire the assets and assume the liabilities of Business Technology Systems, Inc. As consideration for the purchase, the Buyer agreed to pay $100,000 in cash and to issue 100,000 restricted shares of the Company's common stock. The agreement was later amended to lower the cash portion of the purchase price to $50,000 from $100,000. For financial reporting purposes, the Company's common stock issued pursuant to the acquisition was valued at $306,250. From February 19, 1998, Business Technology Systems, Inc. operated as a defacto corporation until the articles of incorporation were filed in the State of Florida on May 15, 1998. All assets and liabilities were pushed down to the subsidiary using pushdown accounting.

     The purchase was recorded under the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. The fair market value of the net assets acquired was a net liability of $57,412 resulting in the recording of goodwill totaling $413,662.

     As of September 30, 1998, the Company discontinued operations of BTS and wrote down any unamortized goodwill to its net realizable value of zero (See Notes 8 and 11 (B)).

Note 10  Purchase of Telecommunications Equipment

     Effective May 19, 1998, the Company entered into an agreement with a business entity, to purchase telecommunications equipment. As consideration for the equipment, the agreement stipulated a total payment of $375,000 and the issuance of 300,000 shares of the Company's common stock. Of the total of $375,000, the Company agreed to pay $100,000 in cash and issue a 24 month secured promissory note for $250,000, at an annual interest rate of 9%, payable and due on August 14, 1999. The remaining $25,000 was agreed to be covered by a credit issued by an affiliate of the Seller. As the latter never occurred, the Company still owes the seller an additional $25,000, which has been added to the total outstanding promissory note resulting in a balance of $275,000.

     The equipment was recorded under the purchase method of accounting for an aggregate $685,935 consisting of the common stock issued with a value of $310,935 based upon the discounted trading price of the Company's common stock on the transaction date, a note payable of $275,000 and a cash payment of $100,000.

     The equipment was written down to its net realizable value of $275,000 at September 30, 1998 (See Note 4). On October 1, 1999, the Company received Notice to Retain Collateral regarding this equipment in full satisfaction of the $275,000 of related debt. The collateral was repossessed in October 1999. (See
Note 4 and 7)


                                      F13

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

Note 11  Discontinued Operations

     During  1998,   the  Company   discontinued   operations   of  two  of  its
subsidiaries, Tio (See Note 11 (A) below) and BTS (See Note 11 (B) below).

     The loss from discontinued operations reported separately in the Statement of Operations for the year ended September 30, 1998 is comprised of the following amounts:

                                                                   1998
                                                              ---------------
     Loss from Discontinued Operations
     Loss from Operations
     Tio                                                      $     (172,599)
     BTS                                                          (1,206,948)
                                                              ---------------
      Total Loss from Operations                               $  (1,379,547)
                                                              ---------------
     Loss on Disposal
     Tio                                                     $      (104,504)
                                                              ---------------
      Total Loss on Disposal                                        (104,504)
                                                              ---------------
      Total Loss from Discontinued Operations                 $   (1,484,051)
                                                              ===============

      (A) Discontinued Operations - Tio

          On February 8, 1998 (the "Measurement Date"), management decided to discontinue operations of the Company's subsidiary, Tio, which was in the business of manufacturing and distributing premium hand-rolled cigars. Effective March 1, 1998 (the "Disposal Date"), the Company sold the inventory and fixed assets of Tio to Dominican Cigar Corporation, ("Dominican"), a publicly held corporation, in exchange for 10,000 restricted shares (300,000 restricted pre-split shares) of Dominican. At the time of the exchange, the Dominican shares had a market value of $77,010. The book value of the assets exchanged exceeded the value of the stock. Accordingly, a loss on disposal under discontinued operations of $85,176 was recorded. In addition, the loss on operations incurred from the Measurement Date to the Disposal Date totaling $19,328 has been included in the loss on disposal under discontinued operations. The loss from operations of $172,599 for the period up to the Measurement Date is shown as loss from operations under discontinued operations.

      (B) Discontinued Operations - Business Technology Systems, Inc.

          On September 30, 1998, the Company's management decided to discontinued operations of its subsidiary, BTS. The loss from operations of $1,206,948 for 1998 is shown as loss from operations under discontinued operations (See Notes 8 and 9).


                                      F14

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

          Because of the discontinuance of BTS operations, its inventory as of September 30, 1998 totaling $34,094 had no current use in its business plan. The Company determined that the inventory could not be sold and therefore had no market value. Accordingly, the Company has written down the inventory to its net realizable value of zero and included the loss in the loss from operations under discontinued operations in 1998.

          The Company applies Statement of Financial Accounting Standards Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In evaluating the potential impairment of Property & Equipment as of September 30, 1998, the Company determined that office equipment and furniture totaling $71,235 had no current use in the business plan of BTS because of the discontinuance of its operations, and was not saleable. Accordingly, the Company has written down the remaining net carrying value by recording an impairment loss of $71,235, which has been included in the loss from discontinued operations.

Note 12  Income Taxes

     RCP was formed as a limited liability company with total capital of $1,000.

     Tio was incorporated as a C Corporation, with 850 shares of common stock and contributed capital of $1,000.

     Tio incurred a loss for the period of July 1, 1997 to September 30, 1997 and has a net operating loss of approximately $119,500, which can be carried forward, subject to certain limitations for 15 years. At September 30, 1997, a deferred tax asset of approximately $36,000 was recorded. Because of the uncertainty surrounding this asset, a valuation allowance for $36,000 was also recorded at September 30, 1997. RCP is a limited liability company and was taxed as a partnership until November 10, 1997, the date of the merger. There was no current income tax provision for the year ended September 30, 1998 due to the Company's net loss.

     The Company's tax expense differs from the "expected" tax expense for the years ended September 30, 1999 and 1998 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                  1999               1998
                                              -------------------------------

Computed "expected" tax expense (benefit)  $     (64,258)       $  (5,720,237)
Non-deductible stock based compensation          517,812            4,243,608
Effect of net operating loss carry forwards     (453,554)           1,476,629
                                              ------------       ------------
                                           $           -        $           -
                                              ------------       ------------

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 31, 1999 and 1998 are as follows:


                                      F15

                                                  1999               1998
                                              --------------------------------
Deferred tax assets:
Net operating loss carryforward            $   1,023,075        $   1,476,629
Stock based compensation                       4,761,420            4,243,608
                                              -----------        ------------
Total gross deferred tax assets                5,784,495            5,720,237
Less valuation allowance                      (5,784,495)          (5,720,237)
                                              -----------        ------------

Net deferred tax assets                    $           -        $          -
                                              ===========        ============

     At September 30, 1999, the Company had net operating loss carry forwards of approximately $3,009,044 for income tax purposes, available to offset future taxable income expiring on various dates through 2019.

     In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization (See Note 2) and the ceasing of all operations, it is more likely than not that the deferred tax assets will not be realized.

     The valuation allowance at September 30, 1998 was $5,720,237. The net change in the valuation allowance was an increase of $64,258.

Note 13  Stockholders' Equity

      (A) Stock Issuances

          During 1998, the Company issued 1,646,500 to various consultants. The stock was expensed at the trading price on the grant date.

          During June 1999, the Company issued 250,000 common shares as a settlement. The shares were valued at $25,000 based on the trading price of the shares at the settlement date and an expense was recorded.

          During 1999, the Company issued 6,000,000 common shares upon exercise of warrants.

      (B) Stock Option Plan

          On February 27, 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan (the "Plan") to provide added incentive for high levels of performance to officers, directors, employees, consultants, and independent contractors of the Company. Options granted under the plan are designed either as incentive stock options or as non-qualified stock options. The plan will terminate on February 27, 2008, unless previously terminated.


                                      F16

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

          The Stock Option Plan authorizes options up to an aggregate of 600,000 shares of the Company's common stock. The Company grants non-qualified and incentive stock options. Non-qualified options may be granted to officers, employees, directors, consultants, independent contractors, or other service providers of the Company at an exercise price determined by the Stock Option Plan Committee of the Company's Board of Directors (the "Committee") which shall be at least equal to 85% of the fair market value of the common stock at the date of the grant. Incentive stock options may only be granted to officers, employees, and directors, who are also employees of the Company at an exercise price determined by the Committee which shall not be less than 100% of the fair market value of the common stock at the date of grant and may not be less than 110% of the fair market value of the common stock at the date of grant if granted to an individual owning more than ten percent of the total combined voting power.

          Options are exercisable at dates and conditions determined by the Committee at the time of grant. However, an option shall not be exercisable after the expiration of 10 years from the date it is granted. In the case of incentive stock options the term may not exceed five years if granted to an option holder owning more than ten percent of the total combined voting power. Through the date of this report, no stock options have been granted under the plan.

      (C) Stock Options Granted to Consultant

          On February 25, 1998, the Company issued 1,500,000 common stock options at an exercise price of $2.00 per share to a consultant as consideration for services. The options vested and became exercisable over a period of 10 months. As of September 30, 1998, the consultant had exercised 640,000 options and 860,000 options were outstanding as of September 30, 1999. The 860,000 options expired unexercised in February 2000. The Company applies the fair market value method of Statement of Financial Accounting Standards 123 in accounting for stock options issued to consultants. Accordingly, consulting expense of $4,770,000 was recognized during 1998 for the 1,500,000 options issued.

      (D) Stock Options Granted to the Company's Former President

          On June 1, 1998, the Company issued 1,000,000 common stock options to the President and Chief Executive Officer of the Company at that time under an employment agreement effective as of the same date. The options vest at a rate of 200,000 shares per year on each anniversary date of the employment agreement, and were exercisable at $6.00 per share for six years following the grant of such options. On May 4, 1999, the President resigned and the employment contract terminated. All options expired unvested and unexercised.

      (E) Stock Options Granted to Directors and Officers

          The Company granted 300,000 vested options in January 1999 at an exercise price of $0.05 expiring January 2002. Pursuant to APB25, an expense of $21,600 was recognized in 1999 pro rata over the service period based on the trading price of the underlying common stock on the grant date.

                                      F17

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

      (F) Warrants Granted to Consultant

          During 1999, 8,326,530 warrants were granted to a consultant and 2,356,530 were outstanding at September 30, 1999 (see Note 14(A)). The Company recognized a $1,501,378 consulting expense in 1999 based on the fair value options pricing method of SFAS 123.

      (G) Pro Forma Disclosures

          In accordance with Statement of Financial Accounting Standards 123, for options issued to employees, the Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion Number 25 and related interpretations. Accordingly, $130,000 was charged to compensation during 1998 and $21,600 in 1999, since the fair market value of the common stock based upon the trading price at the grant date exceeded the exercise price. Had compensation cost been recognized based on the fair market value of the options on the grant date consistent with Statement of Financial Accounting Standards 123, the Company's net loss for the years ended September 30, 1999 and 1998 would have been increased to the pro forma amounts as follows:

                                                    1999                1998
                                                 -----------         ---------

          As reported                        $     (290,296)      $ (16,824,226)
          Pro Forma                          $     (291,196)      $ (18,894,226)

          Net loss per share:
          As reported                        $     (0.03)         $       (2.64)
          Pro Forma                          $     (0.03)         $       (2.67)

          The effect of applying Statement of Financial Accounting Standards 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

Note 14  Commitments and Contingencies

     (A) Consulting Agreement Between The Company and a Consultant

          On January 5, 1999 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into by and between the Company and a Consultant (the "Consultant"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date and will be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of


                                      F18

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

          the then current term. The services provided by the Consultant were agreed to be the services, on a reasonable, as required, basis, consistent with the Consultant's other business activities. The Consultant's areas of expertise are mainly comprised of corporate structure, organization, and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, the Consultant agreed to be responsible for administering the expenditure of the proceeds derived by the Company from the exercise of options that were given to the consultant as part of its compensation for the services rendered (see below) in order to implement the strategic plans developed by the Consultant and to settle and discharge the corporate obligations of the Company. In this role, the Consultant agreed to establish and operate bank accounts for the Company, using such signatories as the Consultant deems appropriate.

          As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue within the first 365 days of the agreement (the "Initial Term") to the Consultant 8,066,326 Class A options to purchase 8,066,326 shares of the Company's common stock at an aggregate exercise price of $40,000, under the assumption that 7,750,000 common shares were outstanding or reserved for future issuance, and therefore resulting in the consultant owning 51% of the Company's common stock. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options may be executed from the 10th day until the 365th day following the effective date. This term was amended in January 2, 2000 to extend the term for exercise and for determining the quantity of shares to the later of complete exercise of original options or 100th day following the date the Company becomes current in its SEC filings under the 1934 exchange act. As of the date of the accompanying audit report, the Consultant has been issued 8,326,530 warrants and has exercised 6,000,000 warrants at an adjusted exercise price of $0.0048 per share based on the $40,000 aggregate price. (See subsequent issuances of warrants below.)

          For additional services provided, during the initial term, the Company agreed to pay the following consideration:

         (a) If the Consultant arranges or provides funding for the Company on more beneficial terms than those currently reflected in the Company's current principal financing agreements, the Consultant shall be entitled, at its election, to either

             (i)    a fee of 25% of the  savings  achieved,  or
             (ii) if equity funding is provided through Consultant or its affiliates, a discount of 10% from the bid price for the subject equity securities, if issuable as free trading securities, or a discount of 50%, if issuable as restricted securities, or
             (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to the Company by the Consultant;

         (b) If the Consultant generates business for the Company, the Consultant shall be entitled to a commission of 10% of the gross income derived by the Company therefrom on a continuing basis;


                                      F19

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

         (c) If the Consultant arranges for an acquisition by the Company, the Consultant shall be entitled to 10% of the compensation paid for such acquisition. In addition, the Company will be responsible for the payment of all costs and disbursements associated with the Consultant's services subject to certain limitations and/or approvals, as stipulated in the Agreement.

               On January 4, 2000, the Agreement was amended a second time to require payment to the Consultant based on the Consultant's standard hourly rates, which payments the Consultant may accept in capital stock at the conversion rate of 50% of the fair market value of such stock. In addition, the Consultant's ownership after exercise of the warrants shall increase to 75% from 51% and the aggregate exercise price increased to $80,000. The Consultant also has preferential rights to subscribe for additional securities at a purchase price of 50% of the fair market value. The term of the warrants has been extended to the later of December 31, 2002 or 100th day after the Company registers the stock underlying any unexercised warrants.

               On January 4, 2001, a third amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees. All provisions from prior agreements regarding issuance of warrants remain intact.

               Subsequent to the year end September 30, 1999, 21,014,574 and 5,833,332 additional warrants were issued to the Consultant in 2000 and 2001 resulting in an expense of $432,125 and $460,000, respectively. (See Note 17(C))

     (B)  Employment Agreements

          The Company entered into an employment agreement on January 12, 2000 with a term through the later of December 31, 2000 or the election of a new Secretary, to employ its corporate secretary (the "Employee"). Compensation is 24,000 common stock options pro rata each year exercisable at $0.02 per share, beginning January 1, 2001 through December 31, 2001. In addition, the Employee shall receive certain commissions or fees based on stipulated criteria. On January 29, 1999, the Secretary was granted 20,000 and on January 3, 2000, the Secretary was granted 24,000. The stock options vest immediately and are recorded as compensation expense over the service period under the intrinsic value method of APB 25, at the trading price of the underlying common stock on the vesting date, resulting in an expense in 1999 of $75 and in 2000 of $655.

          The Company entered into an employment agreement on May 4, 1999 expiring May 3, 2000 and automatically renewing unless terminated, to employ its President. Compensation is 200,000 common shares of the Company each year payable only upon the 365th day of service (the "vesting date") and certain commissions or fees as stipulated. Based on this contingency the Company recorded compensation expense over the one-year service period based on the estimated fair market value on the vesting date resulting in the expense of $4,167 in 1999 and $1,833 in 2000. An additional 200,000 shares are issuable based on the service period ending in 2001.


                                      F20

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

Note 15  Legal Matters

    (A)   The Company Versus ITA

          In September 1998, ITA defaulted in its payments to T2U Co., doing business as RCP, for services rendered to third parties, payment of
          which  was   collected   by  ITA.   Thereafter,   RCP  and  two  other
          corporations, Psychic Discovery Network, Inc. ("PDN"), a Delaware corporation affiliated with the Company through common ownership by the principal shareholder of PDN's parent, Viatech Communications Group, Inc. and BLJ Communications, Inc., a Florida corporation, all creditors of ITA, filed a petition seeking ITA'S involuntary bankruptcy pursuant to Chapter 7 of the United States Bankruptcy Code. It is management's assertion that a favorable outcome for the Company is not likely. Accordingly, a 100% allowance of the accounts receivable due from ITA was recorded during 1998 as bad debt expense. (See Note 2)

     (B)  Investigation of T2U Co. by Federal Trade Commission

          On December 9 and 10, 1998, the president and regulatory affairs manager, respectively, of T2U Co. were asked to testify in a confidential, non-public hearing before staff of the Federal Trade Commission ("FTC") to determine whether various entities may be engaging or have engaged in unfair or deceptive action, acts or practices in or affecting commerce in violation of Section 5 of the Federal Trade Commission Act, 15 U.S.C. Section 45, or the Commission's (FTC) Trade Regulation Rule pursuant to the Telephone Disclosure and Dispute Resolution Act of 1992, 16 CFR part 308. As monetary relief for any such violations, the FTC is seeking consumer redress and disgorgement from the United States Treasury of up to the full amount of income generated by RCP. A proposed Stipulated Final Judgment and Order for Permanent Injunction and Consumer Redress ("Consent Decree") was signed by T2U and Mr. Peplin on November 23, 1999 and sent to the Division of Marketing Practices, FTC. The Consent Decree, signed by the FTC, will result in certain injunctions and a judgment against T2U and Mr. Peplin in an amount of $3,200,000. Based upon representations made by the Company to the FTC regarding the Company's financial insolvency, in lieu of payment of the foregoing amount, T2U and Mr. Peplin are to assign to the FTC all rights, title and interest they may have in their proceedings in bankruptcy against ITA. Management and its counsel believe that since T2U is no longer a subsidiary of the Company, that absent the ability to "pierce the corporate veil," no liabilities attributable to T2U should affect the Company. However, this matter is likely to have a material adverse impact on T2U and its former president. In April 2001, the FTC announced a stipulated final judgment and order against T2U barring T2U from a variety of deceptive "telephone billing" transactions and suspending T2U's $3.2 million financial judgment due to T2U's insolvency. The Court entered the order on May 9, 2001, concluding the case.


                                      F21

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

    (C) Filing of Litigation: Deutsche Financial Services Corporation versus BTS, Mr. Peplin, and the Company

          Subsequent to the balance sheet date, on October 8, 1999, Deutsche Financial Services Corporation caused a Consent Arbitration Award in the amount if $348,858 plus interest at the per annum rate of prime plus 6.5% from August 1, 1998 less any sums received pursuant to the Extension Agreement referred to below, to be entered against the Company and others based on the Company's purportedly having consented to such award. The Company signed the Consent Award after having signed a loan extension agreement (the "Extension Agreement") in August of 1998, along with Mr. Peplin. Because the Company agreed to the terms of the Extension Agreement, and the accompanying Consent Arbitration Award, on the express condition that two additional parties, Mr. and Mrs. Sethi, would sign them both and be similarly bound by them, and because these additional parties did not sign the Extension Agreement by September 15, 1998, the time payment of $348,858 was due under the Extension Agreement, the Company repudiated its signing of both the Extension Agreement and the Consent Arbitration Award. Accordingly, the Company takes the position that the Consent Arbitration Award is not binding and enforceable. (See
          Note 8 for contingent liability accrued as of September 30, 1999.)

    (D)   Ziff Davis, Inc. vs. BTS

          On February 12, 1999, Ziff-Davis filed an action for damages against BTS. A material judgment was entered against BTS on July 26, 1999 for $133,348 plus interest at 10% through December 31, 1999 and at the Florida legal rate thereafter. At the time of the judgment, BTS was no longer a subsidiary of the Company. Management of the Company and its counsel believe that absent the ability to "pierce the corporate veil" no liabilities attributable to BTS should affect the Company.

    (E) Louisiana Public Service Commission vs. RCP Enterprises Group, Inc., T2U Communications

          Although no formal complaint was filed, the parties were requested to appear before the Louisiana Public Service Commission ("PSC") by notice dated January 7, 1999. Management of the Company and its counsel believe that absent the ability to "pierce the corporate veil" no liabilities attributable to this matter should affect the Company. As of the date of the accompanying audit report, this matter has been dismissed without prejudice by the PSC.

    (F)   Various Creditor Claims

          The Company has judgments and claims against it aggregating $101,300. All known amounts have been expensed in 1999 and accrued by the Company as of September 30, 1999.


                                      F22

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

Note 16  Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is inactive, has recurring losses, had cash used in operations of $49,281 and had a working capital deficiency of $909,820 and an accumulated deficit of $16,903,366 at September 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company  maintains a license as a telephone  service reseller with Bell
South  and  Management  looks  to  expand  on  such  operations,   or  locate  a
merger/acquisition candidate.

Note 17  Subsequent Events

    (A)   Bell South Agreement

          In November 1999, the Company entered into a two-year agreement with Bell South Telecommunications, Inc. to become an alternative local exchange telecommunications company ("CLEC") in stipulated states. The Company has not activated its service and has no obligation under the agreement until usage begins.

    (B)   Common Stock Issuances

          On January 14, 2000 (the "Settlement Date"), the Company settled various disputes with an individual who was owed legal fees from one of the Company's sold subsidiaries by issuing 34,000 shares of its common stock. A $510 expense was recorded on the Settlement Date based on the trading price of the common stock. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

          On March 17, 2000 (the "Settlement Date"), a vendor who provided legal services to a subsidiary of the Company was issued 677,087 restricted shares of common stock of the Company. The Company recognized an expense of $27,083 based on the trading price of the common stock on the Settlement Date. The expense represents a write-off of the amount due from the subsidiary to settle its obligation.

          On May 4, 2000, 200,000 common shares were issued under an employment agreement and on May 4, 2001, another 200,000 were issuable (see Note 14(B)).

          On May 11, 2000 (the "Settlement Date"), the Company settled various disputes with an individual by issuing 136,147 of its common shares. The Company recorded an expense of $4,084 based on the trading price of the common shares on the Settlement Date.


                                      F23

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

          On May 31, 2000 (the "Settlement Date"), the Company entered into a settlement with a creditor of one of its sold subsidiaries. The Company issued 533,333 shares of its common stock. An expense of $24,000 was recognized based on the total trading price of the common shares on the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

          On October 2000, 200,000 common shares were issued under a consulting agreement. An expense of $4,000 was recognized based on the trading price on the vesting date.

          On November 8, 2000 (the "Settlement Date"), the Company became obligated to issue 100,000 of its common shares under a court ordered settlement stipulation. The shares were physically issued in February 2001 to settle an obligation of Tio Mariano Cigar Corporation, a subsidiary of the Company, which was sold in March 1999, and any other unknown obligations of the Company. The Company recorded a $15,000 expense based on the trading price of the common stock at the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

          On May 30, 2001 (the "Settlement Date"), the Company settled a note payable of $100,000 plus accrued interest of $38,333 by issuing 1,844,444 of the Company's common stock to the creditor who was also a consultant. Based on the $0.075 trading price of the common stock on the Settlement Date, the Company had no gain or loss on settlement. The settlement also terminated all potential obligations under the consulting agreement.

          In July 2001, 2,000,000 common stock warrants were exercised (see Note 14(A)).

          The Company is obligated to issue 200,000 common shares to a former president under his employment agreement, which has terminated (see
          Note 14(B)).

    (C)   Warrants and Options

          The Company granted 296,000 options to directors and officers in January 2000 at an exercise price of $0.02 expiring December 2002. A compensation expense of $5,490 was recognized under the intrinsic value method of APB 25.

          The Company granted 70,000 options in March 2000 at an exercise price of $0.05 expiring January 2002. A compensation expense of $1,050 was recognized under APB 25.

          The Company issued 21,014,574 warrants and 5,833,332 warrants to a consultant in fiscal years 2000 and 2001, respectively (see Note 14(A)). A consulting expense of $432,125 and $460,000 was recognized in 2000 and 2001, respectively, based on the fair value options pricing method of SFAS 123.


                                      F24

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 1999 and 1998

          The Company granted 36,000 options in July 2001 for services performed in year 2000. An expense of $2,880 was recognized immediately based in the intrinsic value method under APB 25.

    (D)   Employment Agreements

          Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "Employee") pursuant to pursuant to which he is engaged as the Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Employee's services, the Company has agreed to compensate him at the rate of $50.00 per hour of services to the Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month, and is currently paid by an equivalent amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

          Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "Employee") which she is engaged as the Company's vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Employee's services, the Company has agreed to compensate her according to the Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000 per month, for time actually devoted to her duties on behalf of the Company. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

          Effective June 18, 2001, the Company engaged an individual as its general counsel. As consideration for his services the Company has agreed to compensate him according to the Company's pro rata share (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $40,000 per year and
          (2) $2,5000 per month in common stock. The stock portion is paid at the end of each month, and is paid by an equivalent amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.


                                      F25

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     The response to this item is  incorporated  by reference to the response to
Item 4 of the Registrant's report on Form 8-KSB filed with the Commission on June 25, 2001, as permitted by Commission Rule 12b-23.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

Directors and Executive Officers as of September 30, 1999

     As of September 30, 1999, the following persons served as the Registrant's directors and executive officers:

Name                             Age (1)   Term (2)      Positions
----                             -------   --------      ---------
Anthony Q. Joffe                 58       (3)(4)      President, director,
                                                       chairman of the board of
                                                       directors
Penny Adams Field                44       (3)(5)      Director, chairperson of
                                                       the audit committee
Charles J. Champion, Jr.         34       (3)(6)      Director and member of the
                                                       audit committee
Vanessa H. Lindsey               30       (3)(7)      Secretary and director
G. Richard Chamberlin, Esquire   54       (3)(9)      General counsel
Robert S. Gigliotti              52       (10)        Director

Material Subsequent Event

         As of August 15, 2001, the following persons served as the Registrant's directors and executive officers:

Name                             Age (1)  Term (2)     Positions
----                             -------  --------     ---------
Anthony Q. Joffe                 58       (3)(4)       Director, chairman of the
                                                        board of directors.
Charles J. Champion, Jr.         34       (3)(6)       Director and chairperson
                                                        of the audit committee
Vanessa H. Lindsey               30       (3)(7)       Vice-President, Secretary
                                                        and Director
Lawrence R. Van Etten            64          (8)       Director
Kevin W. Dornan                  49         (11)       General counsel
Robert S. Gigliotti              52         (10)       Director
Edward C. Dmytryk                55         (12)       President,Chief Executive
                                                        Officer and Director
(1)  As of August 15, 2001.
(2) All directors were elected for a term ending at such time as his or her successor is elected at the next annual meeting of the Registrant's stockholders and is qualified in office, and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation that may survive their termination.
(3)  Term  started  on January 12, 1999.
(4) Mr. Joffe was elected as a member of the Registrant's board of directors on January 12, 1999, as the chairman of the Registrant's board of directors in March 1999, as the Registrant's president on May 4, 1999 and resigned as President and Chief Executive Officer on May 14, 2001, but remained as its Chairman and a director.
(5) Ms. Field resigned as chair of the audit committee on November 4, 1999 and as a member of the Registrant's board of directors on March 1, 2000, in each case due to other business commitments.

(6) Mr. Champion became the chairperson of the audit committee upon the resignation of Penny Fields.
(7) Mrs. Lindsey was elected as the Registrant's secretary on January 12, 1999, as a member of the Registrant's board of directors effective February 1, 2000, and as the Registrant's Vice-President on June 14, 2001.
(8) Mr. Van Etten was elected as a member of the Registrant's board of directors on May 31, 2000.
(9) Mr. Chamberlin resigned as general counsel in order to pursue other business interests as of March 31, 2000.
(10) Mr. Gigliotti was elected as a member of the Registrant's board of directors on December 11, 1997.
(11) Mr. Dornan was elected as the Registrant's general counsel effective June 18, 2001; a copy of his engagement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of
     Regulation   SB."
(12) Mr. Dmytryk was elected as a member of the Registrant's board of directors and as its president and chief executive officer on May 14, 2001.

Biographies of Directors and Executive Officers

Anthony Q. Joffe, Director and Chairman, Former President and Chief Executive Officer.

     Mr. Joffe's biography is incorporated by reference from the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Edward C. Dmytryk, Director, President and Chief Executive Officer.

     Mr. Dmytryk's biography is incorporated by reference from the Registrant's report on Form 10-QSB for the quarter ended March 31, 1999, as permitted by Commission Rule 12b-23.

Penny Adams Field, Former director and audit committee chair.

     Mrs. Fields's biography is incorporated by reference from the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Charles J. Champion, Jr., Director, current audit committee chair.

     Mr. Champion's biography is incorporated by reference from the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Vanessa H. Lindsey, Vice-President, secretary and director.

     Mrs. Lindsey's biography is incorporated by reference from the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

G. Richard Chamberlin, Esquire, Former general counsel.

     Mr.   Chamberlin's   biography  is   incorporated  by  reference  from  the
Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Robert S. Gigliotti, Director, audit committee member.

     Mr.   Gigliotti's   biography  is   incorporated   by  reference  from  the
Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Lawrence R. Van Etten, Director.

     Mr. Van Etten, age 64,was elected as member of the Registrant's board of directors on May 31, 2000. Mr. Van Etten graduated from New York Military Academy, Cornwall On Hudson, New York in 1954 and attended Gettysburg College, Gettysburg, Pennsylvania from 1954 -1956 and Marist College, Poughkeepsie, New York from 1981-1982, He was employed by IBM from 1956 until 1987, where he held several senior management positions including Corporate Control Operations Manager, Corporate Scheduling Manager and Director of Logistics Special Processes. Since leaving IBM, Mr. Van Etten has served as an executive with several companies in the United States and Canada [Vice President - Remtec, Inc. Chambly, QC - Manufacturer of Refueling Vehicles 1987-1988; Vice President - The Enterprise Group - Clearwater Florida - Development Of New Business Opportunities 1993-1994; Vice President - International Digital Communications Systems, Inc. - Miami, FL - Telecommunications Sales - 1996-1998; President Techtel Communications, Inc., Pompano Beach, FL- CLEC Service Provider 1998 - 1999 and owned and managed his own consulting company LVE & Associates - US & Canada - Several long term contracts with Toyada Gosei, Best Glove Canada, Remtec, Inc. Prestige Auto & Strategic Health Development Corporation]. Much of his recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. From May 22, 2000 to December 22, 2000, Mr. Van Etten served as acting president and chief operating officer and until June 13, 2001 as a member of the board of directors of AmeriNet Group.com, Inc., a publicly held Delaware corporation.

Kevin W. Dornan, Esquire, General Counsel

     Kevin W. Dornan, age 49, was engaged as the Registrant's general counsel as of June 18, 2001. He is a graduate of the Johns Hopkins University (Bachelor of Arts, philosophy, 1973); the University of North Carolina at Chapel Hill (Master of Arts, philosophy, 1975); the Catholic University of America (Master of Arts, religious studies, 1979); and the University of Maryland School of Law (Juris Doctor, 1987), where he served as editor-in-chief of the 1986-87 Maryland Law Review. During law school, he also served as a judicial intern for The Honorable James R. Miller, Jr., of the U.S. District Court for the District of Maryland. After practicing from 1987-1996 in Washington, DC and Maryland, primarily in the areas of corporate and commercial transactions and litigation, Mr. Dornan became the general counsel for DWA Corp.,a telecommunications company in St. Augustine, Florida. In June 2001, he became the general counsel for The Yankee Companies, Inc. He is admitted to practice before the Court of Appeals of Maryland (1988), the District of Columbia Court of Appeals (1993); the Supreme Court of Florida
(1996);  the U.S. Courts of Appeals for the District of Columbia (1988),  Second
(1988), Fourth (1988), and Eleventh (1996) Circuits; and the U.S. District Courts for the District of Maryland (1988), the Eastern and Western Districts of Arkansas (1992), the District of Columbia (1994), and the Middle District of Florida (1997). Mr. Dornan has served since 1996 as an adjunct professor of business ethics at Saint Leo University in Saint Leo and St. Augustine, Florida, and as an adjunct professor of management and business at Eckerd College in St. Petersburg, Florida. In 1998, he was named to Who's Who in American Law.

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

Involvement in Certain Legal Proceedings.

     Based on information provided in response to the Registrant's legal counsel, except as otherwise disclosed in this report, during the five year period ending on September 30, 1999, no current director, person nominated to become a director or executive officer, and no promoter or control person of the Registrant has been a party to or the subject of:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)  Any  conviction  in a criminal  proceeding or has been subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and Page 19

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

     To the best of the Registrant's knowledge, no one subject to Section 16(a) of the Exchange Act engaged in any transactions in the Registrant's securities during 1999, except with reference to receipt of securities from the Registrant, as described in this report.

ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation Table


                  Annual Compensation                Awards                             Payouts
                                                                       Securities
                                            Other                      Underlying       Long              All
Name and                                    Annual   Restricted        Options &        Term              Other
Principal                                   Compen-Stock               Stock Apprecia-  Incentive         Compe
Position          Year     Salary   Bonus   sation   Awards            tion Rights      Payouts           sation
--------          ----     ------   -----   ------   ------            -----------      -------           ------
Mr. Joffe (1)     2000     *        *       *        200,000           *                *                 *
Mr. Joffe (1)     2001     *        *       *        200,000           *                *                 *


(1) Mr. Joffe was elected as a member of the Registrant's board of directors on January 12, 1999, as the chairman of the Registrant's board of directors in March 1999, as the Registrant's president on May 4, 1999 and resigned as President and Chief Executive Officer on May 14, 2001.

*    Not Applicable

Options and Stock Appreciation Rights Grants Table

For Fiscal Year Ended September 30, 1999:

                Quantity of      Percentage of Total
                Securities       Options or Stock
                Underlying       Appreciation      Exercise
                Options & Stock  Rights Granted    or Base
                Appreciation     to Employees      Price Per     Expiration
Name            Rights Granted   In Fiscal Year    Share         Date
----            --------------   --------------    -----         ----
Mrs. Lindsey    20,000             25%             $0.05       January 12, 2002
Mr. Chamberlin  70,000             75%             $0.05       January 12, 2002


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
None

Long Term Incentive Plan Awards Table

Long Term Incentive Plans - Awards in Last Fiscal Year

                               Performance
                   Number      or Other
Name               of Units    Period Until
of                 or Other    Maturation
Executive Officer  Rights      or Payout       Threshold      Target    Maximum
-----------------  --------    ------------    ---------      ------    -------
Not Applicable

Compensation of Directors

Standard Arrangements

     In 1999, the members of the Registrant's board of directors and officers were compensated through the grant of warrants to purchase shares of the Registrant's common stock, as disclosed in the following table:

                             Date of  Expiration     Exercise        Underlying
Name                         Warrant  Date           Price           Shares
----                         ------   -----          -----           ------
Anthony Q. Joffe (1)         (3)     (4)             $0.05            70,000
Penny Adams Field (1)        (3)     (4)             $0.05            70,000
Charles J. Champion, Jr.(1)  (3)     (4)             $0.05            70,000
Vanessa H. Lindsey (2)       (3)     (4)             $0.05            20,000
G. Richard Chamberlain (2)   (3)     (4)             $0.05            70,000
------
(1)  Directors
(2)  Officers
(3)  January 29, 1999
(4) January 12, 2000; however, in January of 2000 the warrants were extended to January 12, 2001; in January of 2001,the warrants were extended until January 12, 2002.

     As of December 30, 2000, the members of the Registrant's board of directors and officers were compensated through the grant of warrants to purchase shares of the Registrant's common stock, as disclosed in the following table:

                             Date of  Expiration        Exercise     Underlying
Name & Category              Option   Date              Price        Shares
---------------              ------   ----              -----         -------
Anthony Q. Joffe (1)(4)        (5)    (8)               $0.02           72,000
Charles J.Champion, Jr.(1(4)   (5)    (8)               $0.02           72,000
Robert S. Gigliotti (1)(4)     (5)    (8)               $0.02           60,000
Penny Fields(1)(4)             (5)    (8)               $0.02            8,000
Vanessa H. Lindsey (1)(4)      (5)    (8)               $0.02           60,000
Vanessa H. Lindsey (2)         (5)    (8)               $0.02           24,000
Robert S. Gigliotti (1)(3)     (6)    (9)               $0.05           70,000
Lawrence R. Van Etten (1)(4)   (7)    (8)               $0.02           28,000
David K. Cantley(1)(4)         (7)    (8)               $0.02            8,000
------
(1)  Director
(2)  Officer
(3)  Director compensation for the year 1999.
(4)  Director compensation for the year 2000.
(5)  January 3, 2000
(6) Mr. Gigloitti was omitted from the minutes in 1999; the minutes were corrected March 14, 2000.
(7)  July 27, 2001
(8)  December 31, 2002
(9) In January of 2000 the warrants were extended to January 12, 2001; in January of 2001,the warrants were extended until January 12, 2002.

     At Yankees recommendation, on January 3, 2000, the Registrant adopted a plan to compensate its directors based on set quantities of options for service on the board of directors and for services on committees of the board of directors, for services chairing the board of directors and its committees; with forfeiture provisions in the event of non- participation. Because the plan was not ratified by the stockholders within one year after its adoption, no incentive stock options may be issued thereunder, and the plan is now limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

Employment Contracts, Termination of Employment and Change in
Control Arrangements.

     During the fiscal year that started on October 1, 1998 and ended on September 30, 1999, the Registrant had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except as set forth below.

Employment Agreements

Mr. Peplin

     On June 1, 1998, the Registrant entered into an employment agreement with Mr. Peplin pursuant to which he was engaged as the Registrant's president and chief executive officer. The terms and conditions of Mr. Peplin's employment are incorporated by reference to the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23. A copy of the Peplin employment agreement was filed as an exhibit to the Registrant's report on Form 10-KSB for year ended September 30, 1998.

     On July 23, 2001, the Registrant entered into a clarification agreement with Mr. Peplin, which clarified Section 6.2 of his employment agreement signed on June 1, 1998. A copy of the clarification agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Mr. Joffe

     As a material subsequent event, in conjunction with the resignation of Mr. Peplin as the Registrant's president and a member of the Registrant's board of directors, on May 4, 1999, the Registrant's board of directors elected Anthony
Q. Joffe as its president. The terms and conditions of Mr. Joffe's employment are incorporated by reference to the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

A copy of the Joffe employment agreement was filed as an exhibit to the Registrant's report on Form 10-KSB for the year ended September 30, 1998.

Mrs. Lindsey

     On January 12, 1999, the Registrant's board of directors elected Vanessa H. Lindsey as its secretary. The terms and conditions of Mrs. Lindsey's employment are incorporated by reference to the Registrant's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23. A copy of the agreement to serve as corporate director was filed as an exhibit to the Registrant's report on Form 10-KSB for the year ended September 30, 1998.

Material Subsequent Events

     Effective June 14, 2001, the Registrant entered into an employment agreement with Mr. Dmytryk pursuant to which he is engaged as the Registrant's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Registrant or Mr. Dmytryk gives at least 60 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mr. Dmytryk's services, the Registrant has agreed to compensate him at the rate of $50.00 per hour of services to the Registrant, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month, and is currently paid by an equivalent amount of the Registrant's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mr. Dmytryk's employment agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     Effective June 14, 2001, the Registrant entered into an employment agreement with Mrs. Lindsey pursuant to which she is engaged as the Registrant's vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Registrant or Mrs. Lindsey gives at least 60 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mrs. Lindsey's services, the Registrant has agreed to compensate her according to the Registrant's pro rata share (assuming a 40 hour work week) of a base salary of $5,000.00 per month, for time actually devoted to her duties on behalf of the Registrant. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of the Registrant's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mrs. Lindsey's employment agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

     Effective June 18, 2001, the Registrant engaged Kevin W. Dornan, Esquire, as its general counsel. As consideration for his services, the Registrant has agreed to compensate him according to the Registrant's pro rata share (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $40,000.00 per year and (2) $2,500.00 per month in common stock. The stock portion is paid at the end of each month, and is paid by an equivalent amount of the Registrant's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mr. Dornan's engagement agreement is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

Report of Re-Pricing of Options or Stock Appreciation Rights

     During the report period (October 1, 1998 until September 30, 1999), to the best knowledge of the Registrant, the former management did not re-price any options or stock appreciation rights previously granted to any of the Registrant's executive officers, whether by amendment, cancellation or replacement grants, or any other means.

     Except as disclosed below, the Registrant has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated. As material subsequent events, during the period commencing on January 12, 1999 and ending on the date of this report, the Registrant took the following actions:

1. The consulting agreement with Yankees was renegotiated during January of 2000 at the Registrant's request, due to its inability to start making the cash payments called for by the original agreement. As a result of the amendment, Yankees option was increased from the right to purchase 51% of the Registrant's common stock for $40,000 to the right to purchase 75% of the Registrant's common stock for $80,000, in consideration for Yankees' agreement to waive its hourly and licensing fees for services to the Registrant until December 31, 2000. On January 4, 2001, the Registrant and Yankees entered into a strategic consulting agreement, pursuant to which Yankees will bill at its standard hourly rates for all work as to which a prior written arrangement with different terms has not been entered into; however, no hourly billable services will be provided except at the Client's specific request, and the service of Yankees' directors, Messrs. William A. Calvo, III, and Leonard Miles Tucker, will be provided at the fixed rate of $10,000 per month, in the aggregate, payment for which will be deferred and accrued until adequate funds become available.

2. On or about January 3, 2000, the expiration date of the options granted to the members of the Registrant's board of directors and its executive officers who assumed office on and after January 12, 1999, was extended until January 12, 2001. In January of 2001, the options were extended until January 12, 2002.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the end of the Report Period

     As of September 30, 1999, the Registrant's only currently outstanding voting securities were 13,991,692 shares of common stock, $0.01 par value. Although the Registrant's transfer agent's records show only 11,741,698 shares issued as of September 30, 1999, under Delaware law the Registrant had non-cancelable obligations to issue 2,250,000 additional shares as of September 30, 1999, that had been paid for but not yet issued and reflected on the Registrant's stock records. The following tables disclose information concerning ownership of the Registrant's common stock by officers, directors and principal stockholders (holders of 5% or more of the Registrant's common stock) as of such date. The Registrant's outstanding shares of common stock for purposes of these calculations, include both outstanding securities as of the report date and securities which a named person had a right to acquire within 60 days following the report date (September 30, 1999). Consequently, the number of shares deemed outstanding for purposes of the first table (principal stockholders) will vary materially from those deemed outstanding for purposes of the second table (executive officers and directors).

     Footnotes to all tables follow the second table after "Material Subsequent Events."

Security Ownership of Certain Beneficial Owners

     As of September 30, 1999, the following persons (including any "group") were, based on information available to the Registrant, beneficial owners of more than five percent of the Registrant's common stock (its only class of voting securities). Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares with respect to which such persons had the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the report date. For purposes of Table A, 26,613,657 shares of the Registrant's common stock are assumed to be outstanding.

                                                Amountand Nature         Percent
                                                Of Beneficial             of
Name and Address of Beneficial Owner (1)        Ownership (2)             Class
----------------------------------------        -------------             -----
Richard C. Peplin, Jr.                          2,419,985 (3)              6%
25100 Detroit Road;
Westlake, Ohio 44145

The Yankee Companies, Inc.
(and its affiliates)(4)(5)                     6,000,000 (5)              23%
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.

Security Ownership of Management

     As of September 30, 1999, the following table discloses the Registrant's common stock (the only outstanding class of equity securities for the
Registrant, its parents or subsidiaries held by persons other than the Registrant) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and, all directors and executive officers of the Registrant as a group, without naming them. The table shows in column 2 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons had the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the report date. For purposes of this table, 13,991,692 shares of the Registrant's common stock are assumed to have been outstanding based on the options to acquire shares of the Registrant's common stock exercisable within the next 60 days held by the persons listed.

Name and Address of                  Amount           Nature of         Percent
Beneficial                           Of Equity        Beneficial        of
Owner    (1)                         Owned            Ownership         Class
-----    ---                          -----            ---------         -----
Richard C. Peplin, Jr.              2,419,985           (3)               17%
25100 Detroit Road;
Westlake, Ohio 44145

Robert S. Gigliotti                    90,000           (6)               1%
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

All officers and directors
as a group                          2,509,985           (2)              18%

Material Subsequent Events

     The Registrant has issued a material quantity of its common stock (its only class of outstanding securities) since the report date (September 30, 1999). As of August 15, 2001, the Registrant's only currently outstanding voting securities are 19,716,711 shares of common stock, $0.01 par value, held by approximately 518 registered holders of record and approximately 338 additional holders whose securities are registered in "street name" (e.g., held in the names of brokers or dealers in securities or their designees, the Depository Trust Company, etc.). The following tables disclose information concerning ownership of the Registrant's common stock by officers, directors and principal stockholders (holders of 5% or more of the Registrant's common stock). The Registrant's currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of August 15, 2001, and include both currently outstanding securities and securities that a named person has a right to acquire within 60 days following the date of this report. Consequently, the number of shares deemed outstanding for purposes of the first table (principal stockholders) will vary materially from those deemed outstanding for purposes of the second table (executive officers and directors).

         Security Ownership of Certain Beneficial Owners

     As of August 15, 2001, the following persons (including any "group") are, based on information available to the Registrant, beneficial owners of more than five percent of the Registrant's common stock (its only class of voting securities). Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report. For purposes of Table A, 58,572,844 shares of the Registrant's common stock are assumed to be outstanding.

                                                    Amount
                                                    and Nature           Percent
                                                    Of Beneficial        of
Name and Address of Beneficial Owner (1)            Ownership (2)        Class
----------------------------------------            ----------           -----
Tucker Family Spendthrift Trust
(4)                                                 4,546,250              8%
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.

The Yankee Companies,Inc.(and its affiliates)
(4)(5)                                             38,856,133             66%
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.

Calvo Family Spendthrift Trust
(6)                                                 3,756,250              6%
1941 Southeast 51st Terrace;
Ocala, Florida 34471

         Security Ownership of Management

     As of August 15, 2001, the following Table discloses the Registrant's common stock (the only outstanding class of equity securities for the
Registrant, its parents or subsidiaries held by persons other than the Registrant) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and all directors and executive officers of the Registrant as a group, without naming them. The table shows in column 3 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report. For purposes of this Table, 20,826,711 shares of the Registrant's common stock are assumed to be outstanding based on the options to acquire shares of the Registrant's common stock exercisable within the next 60 days held by the persons listed. Footnotes follow this table.

Name and Address of              Amount           Nature of         Percent
Beneficial                       Of Equity        Beneficial        of
Owner (1)                        Owned            Ownership         Class
---------                        ------            ---------         -----
Robert S. Gigliotti              320,000          (7)               0.02%
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

Anthony Q. Joffe                 442,000          (8)               0.02%
101 Southwest 11th Avenue;
Boca Raton, Florida 33486

Vanessa H. Lindsey               404,000          (11)              0.02%
340 Southeast 55th Avenue;
Ocala, Florida 34471

Charles J. Champion              242,000          (12)              0.01%
Post Office Box 952259;
Lake Mary, Florida 32795

Lawrence R. Van Etten            164,147          (13)              0.01%
1601 North 15th Terrace;
Hollywood, Florida 33020

Edward C. Dmytryk                      0           (9)                0%
315 Premier Vista Way;
St. Augustine, Florida 32080

Kevin W. Dornan, Esquire               0          (10)                0%
5001 Southwest 20th Street;
Ocala, Florida 34474

All officers and
directors as a group           1,572,147           (2)             0.08%

Footnotes to Tables of Principal Stockholders and Tables of Executive Officers and Directors

The following footnotes apply to the preceding four tables:

(1) This table pertains to common stock, the Registrant's only outstanding equity securities.
(2)  Beneficial and record.
(3) Mr. Peplin served as the Registrant's president, chief executive officer, as a member of the Registrant's board of directors and as its chair from November 10, 1997 until May 4, 1999 (except that he resigned as chairman on March 3, 1999). Lakewood Mfg. Co. is an entity controlled by Mr. Peplin and holds 793,944 shares of the Registrants' Common Stock.
4) The Tucker family is comprised of Michelle Tucker, Leonard Miles Tucker, her husband, Shayna and Montana, their minor daughters and Jerrold Tucker, her father-in-law. Mr. Jerrold Tucker holds 440,000 shares in trust for his minor granddaughters and, in addition, 250,000 shares are held by Mrs. Tucker, 100,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker and 3,756,250 shares are held by the Tucker Family Spendthrift Trust.
(5) The Yankee  Companies,  Inc., is a
     Florida corporation, 50% of which is owned by members of the Tucker family and 50% which is owned by the Calvo family.
(6) The Calvo family is comprised of Cyndi Calvo, William A. Calvo, III, her husband, William, Alexander and Edward, their minor sons.
(7) Mr. Gigliotti has served as a member of the Registrant's board of directors since December 11, 1997, and as its secretary until January 12, 1999.
(8) Mr. Joffe has served as a member of the Registrant's board of directors since January 12, 1999 to present, as its president and chief executive officer from May 4, 1999 to May 14, 2001. Mr. Joffe is entitled to an additional 200,000 common shares for his services through May 2001.
(9) Mr. Dmytryk was elected as a member of the Registrant's board of directors, and as its president and chief executive officer on May 14, 2001.
(10) Mr. Dornan was elected as the Registrant's general counsel effective June 18, 2001.
(11) Mrs. Lindsey was elected as the Registrant's secretary on January 12, 1999, as a member of the Registrant's board of directors effective February 1, 2000, and as the Vice-President on June 14, 2001.
(12) Mr. Champion has served as a member of the Registrant's board of directors since January 12, 1999.
(13) Mr. Van Etten was elected as a member of the Registrant's board of directors on May 31, 2000.

Changes in Control

     As of the end of the report period (September 30, 1999), material changes in control have taken place (see "Part III, Item 9, Directors, Executive
Officers,  Promoters  and Control  Persons ...." for a discussion of how current management assumed control of the Registrant starting in January of 1999). As a result of the investments by Yankees and equity compensation to which Yankees is entitled under its consulting agreement with the Registrant, the Registrant's former principal stockholder (Mr. Peplin) can no longer control decisions by the Registrant's stockholders, although he has fully supported the Registrant's current management. Based on its current stock ownership and its option to acquire up to 75% of the Registrants common stock, Yankees and its stockholders should be deemed to currently control the Registrant and to have the capacity to pass matters to be acted on at stockholders meetings. Except for the foregoing, to the best knowledge and belief of the Registrant, there are no arrangements, understandings, or agreements relative to the disposition of the Registrant's securities, the operation of which would at a subsequent date result in a change in control of the Registrant.

Parents of the Registrant

     As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified.

     The following table discloses all persons who were parents of the Registrant (as such term is defined in Securities and Exchange Commission Regulation C) as of September 30, 1999, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                            Basis for       Percentage of Voting
Name                                        Control         Securities Owned
----                                        -------           ----------------
Yankees                                     *                          80%
---------
* Stock ownership, options and consulting agreement. The discussion of Yankees association with the Registrant is discussed in Part I, Item 1, Description of Business of this report. Leonard Miles Tucker, a resident of Boca Raton, Florida, serves as Yankees' president and as a member of its board of directors; William A. Calvo, III, serves as Yankees' vice president, treasurer and as a member of its board of directors; Vanessa H. Lindsey (also an officer and director of the Registrant) serves as Yankees' secretary and chief administrative officer. Kevin W. Dornan (also the Registrant's general counsel) serves as Yankee's general counsel. Yankees is owned in equal shares by members of Mr. Tucker's family and Mr. Calvo's family.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this Item set forth below is supplemented, to the extent it is not inconsistent with this report, by information contained in the Registrant's reports: on Form 10-KSB for the year ended September 30, 1998; and, the current report on Form 8-K filed with the Commission on June 25, 2001, all hereby incorporated by reference, as permitted by Commission Rule 12b-23,

Materially Adverse Proceedings

     The Registrant is not aware of any proceedings involving its executive officers or directors adverse to the Registrant's interests.

Certain Business Relationships

As of the Report Date

     Except as specifically set forth below, none of the Registrant's directors or nominees for director:

(1) Was during the fiscal year ended September 30, 1999 (the "1999 fiscal year"), an executive officer of, or owned of record or beneficially in excess of ten percent equity interest in, any business or professional entity that made or proposed to make during the 2000 fiscal year, payments to the Registrant or its subsidiaries for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for the 1999 fiscal year, or (ii) the other entity's consolidated gross revenues for its 1999 fiscal year;

(2) Was during the 1999 fiscal year an executive officer of, or owned, or during the 1999 fiscal year owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries made during the 1999 fiscal year, or proposed to make during the 2000 fiscal year, payments for property or services in excess of five percent of (i) the Registrant's consolidated gross revenues for its 1999 fiscal year, or (ii) the other entity's consolidated gross revenues for its 1999 fiscal year;

(3) Was during the 1999 fiscal year an executive officer of, or owned, or during 1999 fiscal year had owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which the Registrant or its subsidiaries was indebted at the end of the Registrant's 1999 fiscal year in an aggregate amount in excess of five percent of the Registrant's total consolidated assets at the end of such fiscal year;

(4) Was during the 1999 fiscal year a member of, or of counsel to, a law firm that the Registrant retained during the 1999 fiscal year or proposed to retain during the 2000 fiscal year, which had or was expected to result in payment of fees exceeding five percent of the law firm's gross revenues for that firm's last 1999 fiscal year;

(5) Was during the 1999 fiscal year a partner or executive officer of any investment banking firm that performed services for the Registrant, other than as a participating underwriter in a syndicate, during the 1999 fiscal year or that the Registrant proposed to have perform services during the 2000 fiscal year and the dollar amount of compensation received by an investment banking firm exceeded or was expected to exceed five percent of the investment banking firm's consolidated gross revenues for that firm's 1999 fiscal year; or

(6) Was during the 1999 year involved in any other relationships that the Registrant is aware of between the nominee or director and the Registrant that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).

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

(2) On November 10, 1997, the Registrant acquired RCP Enterprises Group, LLC, an Ohio limited liability company and Tio Cigars, Inc., both of which were principally owned by Mr. Peplin, in exchange for an aggregate of 4,310,000 shares of the Registrant's common stock (see details at "Part I, Item 1, Description of Business ").

(3) As a material subsequent event, on or about March 16, 1999, the Registrant conveyed all of the capital stock of all of its subsidiaries to Mr. Peplin (see details at "Part I, Item 1, Description of Business - Material Subsequent Event Divestitures").

Material Subsequent Events

     Except as specifically set forth below, during the period starting on October 1, 1999 and ending on August 15, 2001, none of the Registrant's directors or nominees for director:

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

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601of Regulation S-B

     The response to this Item as contained in the Registrant's report on Form 10-KSB for the year ended September 30, 1997 and 1998, is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in the Registrant's: reports on Form 10-QSB for the quarters ended December 31, 1998 and March 31, 1999; and, the current reports on Form 8-K filed with the Commission on January 29, 1999, February 12, 1999, March 22, 1999, May 18, 1999 and June 25, 2001, and for the following additional exhibits filed herewith. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation      Page
of Exhibit       Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference     Description

(1)                 *             Underwriting Agreement

(2)                               Plan of acquisition, reorganization,
                                   arrangement, liquidation or succession:

       2.1         (1)            Merger Agreement among Sports-Guard, Inc., RCP
                                   Enterprise, Inc. and RCP Enterprises Group,
                                   LLC, dated October 31, 1997
       2.2         (1)            Merger Agreement among Sports-Guard, Inc., Tio
                                   Mariano Cigar Corp. and Tio Cigars, Inc., dated October 31, 1997
       2.3         (8)            Agreement for Purchase and Sale  of  Assets By
                                   and among RCP Communications Group, Inc., Colmena Corp. and Business Technology Systems, Inc., dated February 19, 1998.

(3)    (i)                        Articles of incorporation:

       3.1          (2)           Certificate of Incorporation  of  the company,
                                   dated July 17, 1995.
       3.2          (1)           Certificate  of Amendment  of  Certificate  of
                                   Incorporation of the Company, dated November 10, 1997

       (ii)                               Bylaws:

       3.3          (2)           Bylaws of the company.
       3.4          (1)           Amended and Restated Bylaws of the Registrant.
       3.5          (8)           Amended and Restated Bylaws of the Registrant.

(4)                               Instruments  defining  the  rights of holders,
                                   including indentures:
       4.1          (2)           Specimen Common Stock Certificate
       4.2          (2)           (Form of) Stock Purchase Warrant
       4.3          (3)           (Form of) 10% Convertible Notes
       4.4          (4)           Registrant's 1998 Stock Option Plan  and Forms
                                   of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.
       4.5          (8)           Yankees Warrant Agreement,effective January 5,
                                   1999
       4.6          (8)           Common  Stock  Purchase Warrants  between  the
                                   directors and officers of the Registrant, dated January 29, 1999.
       4.7          (8)           Yankees  Amended  Warrant  Agreement,   dated
                                   December 30, 1999
       4.8          (8)           Amended Common Stock Purchase Warrants between
                                   the directors and officers of the Registrant, dated January 3, 2000.

Designation        Page
of Exhibit         Number
as Set Forth       or Source of
in Item 601 of     Incorporation
Regulation S-B     By Reference     Description

       4.9          (8)           Registrant's 2000 Non-qualified Stock Option &
                                   Stock Incentive Plan, dated January 3, 2000.

(5)                  *            Opinion re: legality

(6)                  *

(8)                  *            Opinion re: tax matters

(9)                               Voting trust agreements

(10)                              Material Contracts:

       10.1         (5)           Yankee Consulting Agreement, dated January 5,
                                   1999
       10.3         (6)           Reorganization  Agreement  with     Richard C.
                                   Peplin, Jr., dated March 25, 1999

       10.4         (8)           Financing    Agreement,   Amended    Financing
                                   Agreement, Extension Agreement with Dueutsche and BTS, dated February 26, 1997 and August 19, 1998 .
       10.5         (8)           Customer Billing &  Collection  Contract  with
                                   International Telemedia Associates, dated June 20, 1997.
       10.6         (8)           Loan Agreement between Wiseman Family, Peplin
                                   and RCP, dated October 13, 1997.
       10.7         (8)           Consulting Agreement between The Kaplan  Group
                                   and the Registrant, dated November 10, 1997
       10.8         (8)           Consulting   Agreement  between  Robert   S.
                                   Gigliotti and the Registrant, dated November 10, 1997.
       10.9         (8)           Consulting Agreement between Troy Wiseman  and
                                   the Registrant, dated November 10, 1997.
       10.10        (8)           Consulting Agreement and Termination Agreement
                                   between Jeff Outcalt and the Registrant, dated November 10, 1997 and May 1, 1998.
       10.11        (8)           Consulting  Agreement  between   Michael    J.
                                   Feldman and the Registrant,
                                   dated November 10, 1997.
       10.12        (8)           Consulting Agreement between Sohail Quraushi
                                   and the Registrant, dated November 10, 1997.
       10.13        (8)           Purchase Agreement between Arnold Semler, Inc.
                                   and the Registrant, dated November 10, 1997
       10.14        (8)           Employment Agreement between  Madhu Sethi  and
                                   the Registrant, dated February 18, 1998.
       10.15        (8)           Consulting Agreement between SBV Holdings,Inc.
                                   and the Registrant, dated February 25, 1998.
       10.16        (8)           Investment Banking  and  Advisory     Services
                                   Agreement with Strategica and the Registrant dated May 7, 1998.
       10.17        (8)           Employment Agreement between Richard C.Peplin,
                                   Jr. and the Registrant, dated June 1, 1998.
       10.18        (8)           SBV Promissory Note, dated October 1, 1998.
       10.19        (8)           Settlement Agreement between Madhu Sethi   and
                                   the Registrant, dated June 3, 1999.
       10.20        (8)           Supplemental    Services   Agreement   between
                                   Yankees and the Registrant, dated October 15, 1999

Designation         Page
of Exhibit          Number
as Set Forth        or Source of
in Item 601 of      Incorporation
Regulation S-B      By Reference     Description


       10.21        (8)           Memorandum of Acquisition between  Fon Digital
                                   Network, Inc. and TechTel Communications, Inc., dated November 1999.
       10.22        (8)           Agreement between  Registrant  and   BellSouth
                                   Telecommunications, dated November 22, 1999.
       10.23        (8)           Yankees  Second  Amendment  to     Consulting
                                   Agreement, dated January 2, 2000.
       10.24        (8)           Agreement  to  Serve as  Corporate   Secretary
                                   between Vanessa Lindsey and the Registrant, dated January 3, 2000.
       10.25        (8)           Employment agreement between  Anthony Q. Joffe
                                   and the Registrant, dated January 3, 2000.
       10.26        (8)           Settlement Agreement  between Jack  Levine and
                                   the Registrant, dated January 17, 2000.
       10.27        (8)           Settlement   Agreement   between  Lawrence Van
                                   Etten and the Registrant, dated May 11, 2000.
       10.28        (8)           Settlement Agreement between Troy D.  Wiseman,
                                   Richard C. Peplin, Jr. and the Registrant, dated May 31, 2000.
       10.29        (7)           Strategic Consulting Agreement  with  Yankees,
                                   dated January 4, 2001.
       10.30        (7)           Settlement Agreement  between   Patrick Graham
                                   and the Registrant, dated  November 8, 2000.
       10.31        37            Clarification Agreement, dated July 6, 2001,to
                                   the Reorganization
                                  Agreement with Richard C. Peplin, Jr., signed
                                   on March 25, 1999
       10.32        42            Settlement Agreement between SBV Holdings  and
                                   the Registrant, dated May 31, 2001.
       10.33        49            Strategic Consulting Agreement between Yankees
                                   and the Registrant dated, January 4, 2001.
       10.34        58            Clarification Agreement, dated July   3, 2001,
                                   to the Employment Agreement with Richard C. Peplin, Jr., signed on June 1, 1998.
       10.35        59            Employment agreement between Edward C. Dmytryk
                                   and the Registrant, dated July 19, 2001.
       10.36        73            Employment agreement between Vanessa H.
                                  Lindsey and the Registrant, dated July 19,2001
       10.37        87            Engagement agreement between Kevin  W.  Dornan
                                   and the Registrant, dated July 19, 2001.
(11)                ___           Statement re computation of per share earnings

(13)                 *            Annual or quarterly reports, Form 10-QSB

(15)                 *            Letter on unaudited interim financial
                                    information

(16)                              Letter on change in certifying accountant

       16.3         (9)          Letter re   Change in  Certifying   Accountant
                                   Weinberg & Co.

(17)                 **           Letter on director resignation

(18)                 **           Letter re change in accounting principals

(19)                  *           Reports furnished to security holders

                    Designation Page
of Exhibit          Number
as Set Forth        of Source of
in Item 601 of      Incorporation
Regulation S-B      By Reference     Description

(20)                  **          Other  ocuments  or  statements  to   security
                                   holders   or  any  document  incorporated  by
                                   reference

(21)                  ___         Subsidiaries of the Registrant

(22)                  **          Published  report regarding matters  submitted
                                   to vote

(23)                              Consent of experts and counsel

(24)                  **          Power of attorney

(25)                   *          Statement re eligibility of trustee

(26)                   *          Invitation for competitive bids

(27)                  **          Financial data schedule

(99)                              Additional Exhibits:

       99.4           91          Audit Committee Letter
-------
*        Not applicable

**       None

(1) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1997, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

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

(7) Filed as an exhibit to the Registrant's Report on Form 10-QSB for the quarter ended December 31, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(8) Filed as an exhibit to the Registrant's Report on Form 10-KSB for the fiscal year ended September 30, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(9) Filed as an exhibit to the Registrant's Report on Form 8-K dated June 25, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

Reports on Form 8-K Filed During Quarter Ended September 30, 1998

     During the calendar quarters ended September 30, 1999, the Registrant filed the following reports on Form 8-K with the Commission:

                                    Financial
Items Reported                      Statements Included       Date Filed
--------------                      -------------------       ----------
1,2,4,5 and 7                       No                        January 29, 1999
4 and 7                             No                        February 12, 1999
2 and 5                             No                        March 22, 1999
1                                   No                        May 18, 1999

     As material subsequent events, the Registrant filed the following reports on Form 8-K with the Commission after September 30, 1999:

                                    Financial
Items Reported                      Statements Included        Date Filed
--------------                      -------------------        ----------
4,5 and 7                           No                         June 25, 2001

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         Dated:   August 20, 2001

                                        Colmena Corp.


                                 By: /s/Edward C. Dmytryk/s/
                                        President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                           Date                      Title

/s/Edward C. Dmytryk/s/         August 20, 2001     President, Chief   Executive
                                                    Officer, Director
/s/Vanessa H. Lindsey/s/        August 20, 2001     Vice President,    Secretary
                                                    & Director
/s/Charles J. Champion, Jr. /s/ August 20, 2001     Director & Audit Committee
                                                    Member
/s/Robert S. Gigliotti/s/       August 20, 2001     Director & Audit   Committee
                                                    Member
/s/Lawrence R. Van Etten/s/     August 20, 2001     Director
/s/ Anthony Q. Joffe/s/         August 20, 2001     Director, Chairman   of  the
                                                    Board

                             Additional Information

                                  Colmena Corp.
                                   Registrant

                            Crystal Corporate Center;
                     2500 North Military Trail, Suite 225-D;
                           Boca Raton, Florida 33431
    Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425;
                           E-mail aqj@colmenacorp.com
                             Corporate Headquarters

             Edward C. Dmytryk, President & Chief Executive Officer;
 Vanessa H. Lindsey, Vice President, Secretary & Chief Administrative Officer;
                   Kevin W. Dornan, Esquire, General Counsel

                                    Officers

                    Anthony Q. Joffe, Chairman of the Board;
                 Robert S. Gigliotti; Charles J. Champion, Jr.;
          Vanessa H. Lindsey; Lawrence R. Van Etten; Edward C. Dmytryk

                              Board of Directors

                             Salberg & Company, P.A.
                  Certified Public Accountants and Consultants
                          20283 State Road 7, Suite 300
                            Boca Raton, Florida 33498
        Telephone (561) 995-8270: Facsimile Transmission (561) 995-1920;
                           E-mail info@salbergco.com

                         Independent Public Accountants

                     American Stock Transfer & Trust Company
                    59 Maiden Lane; New York, New York 10007
        Telephone (212) 936-5100: Facsimile Transmission (718) 921-8326;
                             E-mail info@amstock.com

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