Form 10QSB
period 1999-12-31
COLMENA CORP
filed 2001-08-27
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For the fiscal quarter ended: December 31, 1999
                         Commission file number:0-27842


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

On August 15, 2001, the issuer had outstanding 19,716,711 shares of common stock, $.001 par value per share.

                                  COLMENA CORP.

                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                      INDEX


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Balance Sheet (Unaudited)
         As of December 31, 1999..............................................3
         Statements of Operations (Unaudited)
           For the Three Months Ended December 31, 1999 and 1998..............4
         Statements of Cash Flows (Unaudited)
           For the Three Months Ended December 31, 1999 and 1998............. 5

         Condensed Notes to Financial Statements...........................6-11

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........12-15


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings..........................................16

         Item 2 - Changes in Securities .....................................16

         Item 3 - Default upon Senior Securities.............................16

         Item 4 - Submission of Matters to a Vote of Security Holders........16

         Item 5 - Other Information..........................................16

         Item 6 - Exhibits and Reports on Form 8-K...........................16

         Signatures..........................................................17

                                  COLMENA CORP.
                                  BALANCE SHEET
                                December 31, 1999
                                   (Unaudited)


                                    ASSETS
CURRENT ASSETS:
  Cash                                                                  $1,805
                                                                   ------------
  Total Current Assets                                                   1,805
                                                                   ------------
  Total Assets                                                          $1,805
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                               $221,146
  Notes Payable                                                        100,000
  Guaranteed Loan                                                      331,000
  Due to Shareholder                                                     1,200
                                                                   ------------
    Total Current Liabilities                                          653,346
                                                                   ------------
STOCKHOLDERS' DEFICIT:
  Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
    13,991,692 Shares Issued and Outstanding)                          139,917
  Additional Paid-in Capital                                        16,363,723
  Accumulated Deficit                                              (17,155,181)
                                                                   ------------
    Total Stockholders' Deficit                                       (651,541)
                                                                   ------------

    Total Liabilities and Stockholders' Deficit                         $1,805
                                                                   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       For the Three Months
                                                        Ended December 31,
                                                      ----------------------
                                                     1999               1998
                                                  --------------  -------------

REVENUES                                            $         -    $    33,885

COST OF SALES                                                 -              -
                                                   -------------  -------------
GROSS PROFIT                                                  -         33,885
                                                   -------------  -------------

OPERATING EXPENSES:
  Compensation Expense                                        -         39,635
  Depreciation and Amortization                               -          1,500
  Consulting                                            235,094              -
  Professional and Legal Fees                                 -         14,133
Selling, General and Administrative                         221         37,875

  Total Operating Expenses                              235,315         93,143
                                                    ------------  -------------

                                                       (235,315)       (59,258)
                                                    ------------  -------------
LOSS FROM OPERATIONS

OTHER (EXPENSES):
  Interest Expense, net                                (16,500)        (43,349)

TOTAL OTHER EXPENSES                                   (16,500)        (43,349)
                                                    ------------  -------------
LOSS FROM CONTINUING OPERATIONS                       (251,815)       (102,607)

LOSS FROM DISCONTINUED OPERATIONS
 Loss From Operations                                        -         (21,270)
 Loss on Disposal                                            -               -
                                                    ------------  -------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                      -         (21,270)
                                                    ------------  -------------
NET LOSS                                             $(251,815)   $   (123,877)
                                                    ============  =============
BASIC AND DILUTED:
  Net Loss Per Common Share:
    Loss from Continuing Operations                  $   (0.02)   $      (0.02)
    Loss from Discontinued Operations                        -           (0.00)
                                                    ------------  -------------
                                                     $   (0.02)   $      (0.02)
                                                    ============  =============
  Weighted Common Shares Outstanding                13,991,692       7,741,697



                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                        For the Three Months Ended December 31,
                                        ---------------------------------------
                                                        1999             1998
                                                    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss from Continuing Operations                $(251,815)      $(102,607)
  Adjustments to Reconcile Net Loss from
    Continuing Operations to Net  Cash
    Used in Continuing Operations:
      Depreciation and Amortization                          -           1,500
      Impairment Loss on Marketable Securities               -           3,400
      Stock Options issued to Consultants              235,094               -

      (Increase) Decrease in:
        Accounts Receivable                                  -           9,664
        Other Current Assets                                 -           3,217

      Increase (Decrease) in:
        Cash Overdraft                                       -          (7,672)
        Accounts Payable and Accrued Expenses           16,500          (33,090)
                                                   -----------      -----------
  Net Cash Flows Used in Continuing Operations           (221)        (125,588)
                                                   -----------      -----------
      Changes in Net Asset and Liabilites
       of Discontinued Operations                           -           40,440
                                                   -----------      -----------
  Net Cash Flows Provided by Discontinued Operations        -           19,170
                                                   -----------      -----------
  Net Cash Flows Used in Operating Activites             (221)        (106,418)
                                                   -----------      -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Property and Equipment                      -           (3,001)
                                                   -----------      -----------
   Net Cash Flows Used in Investing Activities              -           (3,001)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of
    Notes Payable - Related Parties                         -            5,590
  Proceeds from Issuance of
    Notes Payable - Non-Related Parties                     -           75,278
  Due to Shareholder                                        -           22,500
                                                   -----------     ------------
Net Cash Flows Provided by Financing Activities             -          103,368

Net Decrease in Cash                                     (221)          (6,051)

Cash - Beginning of Period                              2,026            6,287
                                                   -----------     ------------

Cash - End of Period                               $    1,805      $       236
                                                   ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                         $        -      $         -
                                                   ===========     ============
  Income Taxes                                     $        -      $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment Repossessed in Exchange
    for Note Payable                               $  275,000      $         -
                                                   ===========     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                 COLMENA CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1999 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. (our "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results for the full fiscal year ending September 30, 2000.


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.

     On January 5, 1999 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into by and between the Company and the Yankee Companies, Inc. (the "Consultant"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date and will be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term. The services provided by the Consultant were agreed to be the services, on a reasonable, as required, basis, consistent with the Consultant's other business activities. The Consultant's areas of expertise are mainly comprised of corporate structure, organization, and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, the Consultant agreed to be responsible for administering the expenditure of the proceeds derived by the Company from the exercise of options that were given to the Consultant as part of its compensation for the services rendered (see below) in order to implement the strategic plans developed by the Consultant and to settle and discharge the corporate obligations of the Company. In this role, the Consultant agreed to establish and operate bank accounts for the Company, using such signatories as the Consultant deems appropriate.

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.


     As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue within the first 365 days of the Agreement (the "Initial Term") to the Consultant options (designated as the Class A Options) to purchase shares of the Company's common stock at an aggregate exercise price of $40,000 in an amount equal to 51% of the Company's common stock at such time as exercise was contemplated. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the Class A Options been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options may be exercised from the 10th day until the 365th day following the Effective Date. As a material subsequent event, the term of the Class A Option was amended in January 2, 2000 to extend the term for exercise to the later of December 31, 2002 or the 100th day following the date the Company becomes current in its SEC filings under the 1934 Exchange Act.

     For additional services provided, during the initial term, the Company agreed to pay the following consideration:

     (a) If the Consultant arranges or provides funding for the Company on more beneficial terms than those reflected in the Company's current principal financing agreements, the Consultant shall be entitled, at its election, to either:

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

     (c) If the Consultant arranges for an acquisition by the Company, the Consultant shall be entitled to 10% of the consideration paid for such acquisition. In addition, the Company will be responsible for the payment of all costs and disbursements associated with the Consultant's services subject to certain limitations and/or approvals, as stipulated in the Agreement.

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.

     On January 4, 2000, the Agreement was amended a second time to: modify the required payments to the Consultant based on the Consultant's standard hourly rates, by permitting the Consultant to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase the Consultant's ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000; and to clarify Yankees' preferential rights to subscribe for additional securities at a purchase price of 50% of their fair market value.

     January 4, 2001, a third amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees (a material reduction in historical payments). All provisions from prior agreements regarding issuance of warrants remain intact.

     Subsequent to the period ended December 31, 1999, 5,341,674 and 5,833,332 additional shares became subject to the warrants issued to the Consultant documenting its Class A Options rights in 2000 and 2001 resulting in an expense of $197,031 and $460,000, respectively.

NOTE 3 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

     In connection with the consulting agreement between the Company and the Consultant as discussed in note 2 above, an additional 15,672,900 shares of common stock became subject to the Yankees' warrants as a result of their anti-dilutive provisions. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 158%;
risk-free interest rate of 5.1%, and an expected life of 1 year. Accordingly, consulting expense of $235,094 was recognized during the three months ended December 31, 1999 for the 15,672,900 warrants issued.

NOTE 4-GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for recently initiated consulting activities, the Company is inactive, has recurring losses, and had a working capital deficiency of $651,541 and an accumulated deficit of $17,155,181 at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company  maintains a license as a telephone  service reseller with Bell
South  and  Management  looks  to  expand  on  such  operations,   or  locate  a
merger/acquisition candidate.

NOTE 5 - SUBSEQUENT EVENTS

(A) Bell South Agreement

     In November 1999, the Company entered into a two-year agreement with Bell South Telecommunications, Inc. to become an alternative local exchange telecommunications company ("CLEC") in stipulated states. The Company has not activated its service and has no obligation under the agreement until usage begins.

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - SUBSEQUENT EVENTS (Continued)

(B) Common Stock Issuances

     On January 14, 2000 (the "Settlement Date"), the Company settled various disputes with an individual who was owed legal fees from one of the Company's divested subsidiaries by issuing 34,000 shares of its common stock. A $510 expense was recorded on the Settlement Date based on the trading price of the common stock. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

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

     On May 4, 2000, 200,000 common shares were issued under an employment agreement and on May 4, 2001, another 200,000 were issuable.

     On May 11, 2000 (the "Settlement Date"), the Company settled various disputes with an individual by issuing 136,147 of its common shares. The Company recorded an expense of $4,084 based on the trading price of the common shares on the Settlement Date.

     On May 31, 2000 (the "Settlement Date"), the Company entered into a settlement with a creditor of one of its divested subsidiaries. The Company issued 533,333 shares of its common stock. An expense of $24,000 was recognized based on the trading price of the common shares on the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation. In October 2000, 200,000 common shares were issued under a consulting agreement. An expense of $4,000 was recognized based on the trading price on the vesting date.

     On November 8, 2000 (the "Settlement Date"), the Company became obligated to issue 100,000 of its common shares under a court ordered settlement stipulation. The shares were physically issued in February 2001 to settle an obligation of Tio Mariano Cigar Corp., a subsidiary of the Company, which was divested in March 1999, and any other unknown obligations of the Company. The Company recorded a $15,000 expense based on the trading price of the common stock on the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - SUBSEQUENT EVENTS (Continued)

(B) Common Stock Issuances

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

     In September 2000, 2,000,000 common stock warrants were exercised, but not issued until July 2001.


(C) Warrants and Options

     The Company granted options to purchase 296,000 shares of common stock to directors and officers in January 2000 at an exercise price of $0.02 per share, expiring December 2002. A compensation expense of $4,440 was recognized under the intrinsic value method of APB 25.

     The Company granted an option to purchase 70,000 shares of common stock to a director in March 2000 at an exercise price of $0.05 per share, expiring January 2002. A compensation expense of $1,050 was recognized under APB 25.

     The Company issued 5,341,674 warrants and 5,833,332 warrants to a consultant in fiscal years 2000 and 2001, respectively. A consulting expense of $197,031 and $460,000 was recognized in 2000 and 2001, respectively, based on the fair value options pricing method of SFAS 123.

     The Company granted options to purchase 36,000 shares of common stock to two directors in July 2001, at an exercise price of $.02 per share, for services performed in fiscal year 2000. A compensation expense of $2,880 was recognized immediately based on the intrinsic value method under APB 25.

     The Company granted options to purchase 400,000 shares of common stock to directors and officers in January 2001, at an exercise price of $.05 per share, for services rendered. These warrants expire on December 31, 2002. Compensation expense will be recognized immediately based on the intrinsic value method under APB 25.

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - SUBSEQUENT EVENTS (Continued)

(D) Employment Agreements

     Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "Employee") pursuant to which he is engaged as the Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and on-competition clauses. As consideration for the Employee's services, the Company has agreed to compensate him at the rate of $50.00 per hour for services to the Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month, in shares of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

     Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "Employee") pursuant to which she is engaged as the Company's vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Employee's services, the Company has agreed to compensate her according to the Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000 per month, for time actually devoted to her duties on behalf of the Company. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

     Effective June 18, 2001, the Company engaged an individual as its general counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $40,000 per year and (2) $2,500 per month in common stock. The stock portion is paid at the end of each month, and is paid in an equivalent amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

     The Company anticipates borrowing the required payments from Yankees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The following discussion should be read in conjunction with our Company's audited financial statements and the more detailed information contained in Part I, Item 1 of this report. During November of 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. During March of 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly owned subsidiaries positioning itself to undertake new business endeavors or to become a more attractive acquisition candidate.

Plan of Operations

     During January of 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees has been concentrating on meeting our obligation to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 2000. Additionally, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and to negotiate with them to amicably resolve such claims.

     Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 1999 and is currently completing the quarterly unaudited financial statements required in order to complete and file its delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 2000, June 30, 2000 and 2001, March 31, 2000 and 2001 and the audit for its fiscal year ended September 30, 2000. Our Company expects to have all such financial statements and reports filed with the Commission prior to September 30, 2001.

     Almost all claims and potential claims against our Company identified by Yankees have been amicably resolved through the issuance of approximately 1,730,567 shares of common stock, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corp., which our Company will contest (see "Part II, Item 1, Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

     Except for recently initiated consulting activities, we currently have no business operations other than those pertaining to correcting deficiencies in filing obligations under the Exchange Act, maintenance of our corporate existence, and potential operations under a negotiated resale agreement involving the purchase of telecommunication services from BellSouth Telecommunications, Inc. for resale to end users.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operations (Continued)

     The agreement pertains to Sections 251 and 252 of the Telecommunications Act of 1996, and allows our Company to operate as an alternative local exchange telecommunications company in the States of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. The agreement permits our Company to provide competing telephone exchange services to residential and business subscribers in territories where BellSouth operates. Our Company currently has no customers and is not conducting any business under our agreement with BellSouth. As soon as our Company has become current in its filing obligations under the Exchange Act, it plans to either obtain capital required to resume business operations pursuant to the BellSouth agreement, or to acquire complementary businesses in exchange for shares of our Company's common stock and a commitment by our Company to provide required expansion capital. However, no assurances can be provided that such business plan can be attained.

Consulting Activities

     As a material subsequent event, during August 2001, in response to Yankees' suggestions, our Company's board of directors authorized our Company's officers to negotiate consulting agreements with third parties that desire to avail themselves of our Company's experience as a reporting company under the Exchange Act. Such assistance is expected to involve the recruitment and supervision of professional advisors such as attorneys, auditors, investment bankers, transfer agents, officers and directors who have the desired experience in operating public companies, and access to procedures and policies that Yankees has made available for use by our Company in complying with federal and state securities and corporate laws.

     Our Company expects, in exchange for such services, that the consulting client will register a percentage of its common stock for issuance to our Company's stockholders, as of an agreed-upon date following the execution of the consulting agreement. The amount of such common stock will vary depending upon the circumstances of each transaction. The issuance of shares to our Company's stockholders will be conditioned on prior registration with the Commission, and the failure to conclude such registration would void the agreement.

     Registration of shares directly to our Company's stockholders is necessary in order for our Company to avoid inadvertently becoming an investment company, and provides a major benefit to clients in that they obtain a large base of stockholders, including all of our Company's market makers. The major benefit of the consulting services to our Company is that it will be continually exposed to emerging companies, some of which should prove to be attractive acquisition candidates or candidates for strategic operating alliances (cooperative business activities not involving shares of equity ownership) that fit our Company's strategic objectives.

     Our Company does not yet have any consulting clients, although it is discussing such possibility with one company in the wireless communications industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operations (Continued)

     The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to our Company's dependence upon certain key personnel, our ability to manage our growth, our Company's success in implementing our business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our Company or our customers. Many of such risk factors are beyond the control of our Company and its management.

     Three months ended December 31, 1999 compared to three months ended December 31, 1998.

     Prior to the discontinuation of past operations, substantially all financial activity during fiscal 1998 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. Our Company reported net losses from operations for the three months ended December 31, 1999 of $(251,815) and net loss from operations for the three months ended December 31, 1998 of $(102,607). This translates to a per-share (loss) of $(0.02) for the three months ended December 31, 1999 and per share income of $(0.02) for the three months ended December 31, 1998. Additionally, our Company reported a net loss from discontinued operations for the three months ended December 31, 1998 of $(21,270) or $(.00) per share. Our Company had no loss from discontinued operations during the three months ended December 31, 1999.

     The net loss figures were based on corresponding revenues of $0 and $33,885 for the three months ended December 31, 1999 and 1998, respectively. The decrease in net revenue and corresponding decrease in cost of revenue in 1999 as compared to 1998 were attributable to the discontinuation of substantially all of marketing and distributing of long-distance telephone service calling cards. Operating expenses rose to $235,315 for the three months ended December 31, 1999 as compared to $93,143 for the three months ended December 31, 1998. The increase was due to the increased consulting fees resulting from the issuance of common stock warrants amounting to approximately $235,094.

     Net cash used in investing activities in the 1999 period was $-0- compared to net cash used in investing activities of $3,001 in the 1998 period. This difference was related to the purchase of equipment.

     Net cash provided by financing activities in the 1999 period was $-0- as compared to net cash provided by financing activities of $103,368 in the 1998 period. The difference was attributable to decreased proceeds received from loans and shareholder advances.

     No additional meaningful comparisons can be made for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 in that during the three months ended December 31, 1998, the activities of our Company were unrelated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Three months ended December 31, 1999 compared to three months ended December 31, 1998

     The effect of the board of directors' decision to discontinue past operations has had the effect of allowing our Company in the near future to be classified as a development stage company prepared to conduct profitable business activities. Current revenues have been reduced to zero in contemplation of new business opportunities being sought by our Company.

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

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. Our Company does not currently own any computer equipment and thus would not be subject directly to any problems associated with such Year 2000 problems. It currently uses computer equipment provided by its management and consultants, none of which would be materially affected by Year 2000 software and hardware problems. However, in the event it makes a material acquisition, such problems could affect the acquired entity's operations and, to the extent that the problem affects national communications, financial or utility businesses in general, our Company, like other businesses, could be adversely affected. In the event that our Company experiences Year 2000 related problems, it would be forced to expend such amounts of its working capital as might be necessary to correct the affected software and hardware systems and implement contingency plans.

     As a material subsequent event, no material Year 2000 problems occurred as a result of the transition from the 1900s to the 2000s on computer programs designed to ignore the first two digits of each year in determining operating periods.

     At December 31, 1999, our Company had a stockholders' deficiency of approximately $651,541. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.


          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1999.

Item 2.   Changes in Securities

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1999.

Item 3.   Defaults Upon Senior Securities

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders.

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1998.

Item 5.   Other Information

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K.


         (a)   Exhibits and Index of Exhibits

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 1999.

         (b)   Reports on Form 8-K

               Our Company filed a current report on Form 8-K on June 25, 2001, which in Items 4 and 5, reported a change in auditors and an election of an officer.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     COLMENA CORP.


Dated:  August 24, 2001             By:  /s/ Edward C. Dmytryk/s/

                                             Edward C. Dmytryk, President,
                                             Chief Executive Officer & Director