Form 10QSB
period 2000-03-31
COLMENA CORP
filed 2001-08-27
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: March 31, 2000
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

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX


Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheet (Unaudited)
                  As of March 31, 2000....................................... 3
         Statements of Operations (Unaudited)
                  For the Six and Three Months Ended March 31, 2000 and 1999..4 Statements of Cash Flows (Unaudited)
                  For the Six Months Ended March 31, 2000 and 1999............5

         Condensed Notes to Financial Statements...........................6-11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations....................................................12-15


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings..........................................15

         Item 2 - Changes in Securities .....................................15

         Item 3 - Default upon Senior Securities.............................15

         Item 4 - Submission of Matters to a Vote of Security Holders........15

         Item 5 - Other Information..........................................15

         Item 6 - Exhibits and Reports on Form 8-K...........................15

         Signatures..........................................................16

                                  COLMENA CORP.
                                  BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

    Cash                                                 $            1,703
                                                        ----------------------

      Total Current Assets                                            1,703
                                                        -----------------------

      Total Assets                                       $            1,703
                                                        ======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts Payable and Accrued Expenses               $           237,646
    Notes Payable                                                   100,000
    Guaranteed Loan                                                 331,000
    Due to Shareholder                                                3,700
                                                        -----------------------

        Total Current Liabilities                                   672,346
                                                        ---------------------


STOCKHOLDERS' DEFICIT:

    Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
       14,702,770 Shares Issued and Outstanding)                    147,028
    Additional Paid-in Capital                                   16,472,475
    Accumulated Deficit                                         (17,290,146)
                                                           --------------------

        Total Stockholders' Deficit                                (670,643)
                                                           ---------------------
        Total Liabilities and Stockholders' Deficit      $            1,703
                                                          ======================


   The accompanying notes are an integral part of these financial statements.

                                COLMENA CORP.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                         For the Three                          For the Six
                                                             Months                                Months
                                                          Ended March                           Ended March
                                                              31,                                   31,
                                                    2000              1999                 2000              1999
                                                 -------------------------------------------------------------------
REVENUES                                         $     -              $      -          $      -           $      -

COST OF SALES                                          -                     -                 -                  -
                                                 --------------------------------------------------------------------
GROSS PROFIT                                           -                     -                 -                  -
                                                 --------------------------------------------------------------------

OPERATING EXPENSES:
    Compensation Expense                           5,490                     -             5,490                  -
    Consulting                                    82,779             1,497,738           317,873            1,497,738
    Professional and Legal Fees                        -                 6,776                 -                6,776
    Selling, General and Administrative           30,196                 2,309            30,417                2,318
                                                ---------------------------------------------------------------------
        Total Operating Expenses                 118,465             1,506,823           353,780            1,506,832
                                                ---------------------------------------------------------------------
 LOSS FROM OPERATIONS                           (118,465)           (1,506,823)         (353,780)          (1,506,832)
                                                ---------------------------------------------------------------------

OTHER (EXPENSES):
    Interest Expense, net                        (16,500)              (8,688)           (33,000)             (17,375)
                                                ----------------------------------------------------------------------

TOTAL OTHER EXPENSES                             (16,500)              (8,688)           (33,000)             (17,375)
                                                ------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                 (134,965)          (1,515,511)          (386,780)          (1,524,207)

LOSS FROM DISCONTINUED OPERATIONS
   Loss From Operations                                -             (10,907)                  -             (104,818)
   Loss on Disposal                                    -            1,509,495                  -             1,488,225
                                                ------------------------------------------------------------------------
TOTAL LOSS FROM DISCONTINUED OPERATIONS                -            1,498,588                  -             1,383,407

NET LOSS                                       $(134,965)          $  (16,923)          $(386,780)         $ (140,800)
                                                =======================================================================

BASIC AND DILUTED:
    Net Loss Per Common Share:
       Loss from Continuing Operations         $   (0.01)          $   (0.18)            $  (0.03)         $    (0.19)
       Loss from Discontinued Operations               -                0.17                    -               (0.17)
                                                ----------------------------------------------------------------------
                                               $    (0.1)          $   (0.00)               (0.03)              (0.02)
                                                =======================================================================
    Weighted Common Shares Outstanding          14,123,133           8,563,914           14,058,143           8,148,285
                                                =======================================================================

   The accompanying notes are an integral part of these financial statements.

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Six Months Ended March 31,
                                                                                    -----------------------------------
                                                                                      2000             1999
                                                                                    -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss from Continuing Operations                                             $ (386,780)     (1,524,207)
    Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash
        Used in Continuing Operations:
           Depreciation and Amortization                                                     -           3,000
           Impairment Loss on Marketable Securities                                          -           3,400
           Exercise of Warrants                                                              -          13,179
           Stock Warrants issued to Consultants and Directors                          350,957       1,497,738

           (Increase) Decrease in:
              Accounts Receivable                                                            -           9,664
              Other Current Assets                                                           -           4,377

           Increase (Decrease) in:
              Cash Overdraft                                                                 -        (84,386)
              Accounts Payable and Accrued Expenses                                     33,000       (383,227)
                                                                                       -------------------------

Net Cash Flows Used in Continuing Operations                                           (2,823)       (460,462)
                                                                                       -------------------------

    Income from Discontinued Operations                                                     -        1,383,407
       Changes in Net Asset and Liabilites of Discontinued Operations                       -         (549,226)
                                                                                       -------------------------
Net Cash Flows Provided by Discontinued Operations                                          -          834,181
                                                                                       -------------------------
Net Cash Flows Provided by (Used in) Operating Activites                               (2,823)         373,719
                                                                                       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                                   -           (3,000)
                                                                                       -------------------------
Net Cash Flows Used in Investing Activities                                                 -           (3,000)
                                                                                       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes Payable - Related Parties                               -          (84,842)
    Proceeds from Issuance of Notes Payable - Non-Related Parties                           -         (287,131)
    Due to Shareholder                                                                   2,500          (3,179)
                                                                                       -------------------------
Net Cash Flows Provided by (Used in) Financing Activities                                2,500        (375,152)
                                                                                       -------------------------
Net Decrease in Cash                                                                     (323)          (4,433)

Cash - Beginning of Period                                                               2,026           6,287
                                                                                       -------------------------
Cash - End of Period                                                                $    1,703      $    1,854
                                                                                     ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid during the year:
Interest                                                                            $      -        $       -
                                                                                     ============================
Income Taxes                                                                        $      -        $       -
                                                                                     ============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment Repossessed in Exchange for Note Payable                                  $    275,000    $       -
                                                                                     ============================

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

     These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1999 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or "the Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year ending September 30, 2000.

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

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.

     As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue within the first 365 days of the Agreement (the "Initial Term") to the Consultant options (designated as the Class A Options) to purchase shares of the Company's common stock at an aggregate exercise price of $40,000 in an amount equal to 51% of the Company's common stock at such time as exercise was completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the Class A Options been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options may be exercised from the 10th day until the 365th day following the Effective Date. As a material subsequent event, the term of the Class A Options was amended on January 2, 2000 to extend the term for exercise to the later of December 31, 2002 or the 100th day following the date the Company becomes current in its SEC filings under the 1934 Exchange Act.

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

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.

     On January 4, 2000, the Agreement was amended a second time to: modify the required payments to the Consultant based on the Consultant's standard hourly rates, by permitting the Consultant to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase the Consultant's ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000; and to clarify Yankees preferential rights to subscribe for additional securities at a purchase price of 50% of their fair market value.

     On January 4, 2001, a third amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees (a material reduction in historical payments). All provisions from prior agreements regarding issuance of warrants remain intact.

     Subsequent to the period end March 31, 2000, 3,208,440 and 5,833,332 additional shares became subject to the warrants issued to the Consultant documenting its Class A Option rights in 2000 and 2001, resulting in an expense of $114,252 and $460,000, respectively.

NOTE 3 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

     In connection with the consulting agreement between the Company and the Consultant as discussed in note 2 above, an additional 17,806,134 shares of common stock became subject to the Yankees' warrants during the six months ended March 31, 2000 as a result of their anti- dilutive provisions. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 158%; risk-free interest rate of 5.1%, and an expected life of 1 year. Accordingly, consulting expense of $317,873 was recognized during the six months ended March 31, 2000 for the 17,806,134 warrants issued.

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

     On March 17, 2000 (the "Settlement Date"), a vendor who provided legal services to a divested subsidiary of the Company was issued 677,087 restricted shares of common stock of the Company. The Company recognized an expense of $27,083 based on the trading price of the common stock on the Settlement Date. The expense represents a write-off of the amount due from that subsidiary to settle its obligation.

                                 COLMENA CORP.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 3 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS
         GRANTED (Continued)

     The Company granted options to purchase 296,000 shares of common stock to directors and officers in January 2000 at an exercise price of $0.02 per share, expiring December 2002. A compensation expense of $4,440 was recognized under the intrinsic value method of APB 25.

     The Company granted options to purchase 70,000 shares of common stock to a director in March 2000 at an exercise price of $0.05 per share, expiring January 2002. A compensation expense of $1,050 was recognized under the intrinsic value method of APB 25.

NOTE 4-GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, and had a working capital deficiency of $670,643 and an accumulated deficit of $17,290,146 at March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     On November 8, 2000 (the "Settlement Date"), the Company became obligated to issue 100,000 of its common shares under a court ordered settlement stipulation. The shares were physically issued in February 2001 to settle an obligation of Tio Mariano Cigar Corp., a divested subsidiary of the Company, and any other unknown obligations of the Company. The Company recorded a $15,000 expense based on the trading price of the common stock on the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

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

(C)  Warrants and Options

     Subsequent to March 31, 2000, in fiscal years 2000 and 2001, respectively, the Company issued a warrant for purchase of 3,208,440 shares of common stock and a warrant for purchase of 5,833,332 shares of common stock to a consultant A consulting expense of $114,252 and $460,000 was recognized in 2000 and 2001, respectively, based on the fair value options pricing method of SFAS 123.

     The Company granted options to purchase 36,000 shares of common stock to two directors in July 2001 at an exercise price of $.02 for services performed in fiscal year 2000. An expense of $2,880 was recognized immediately based on the intrinsic value method under APB 25.

(D)  Employment Agreements

     Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "Employee") pursuant to which he is engaged as the Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and on- competition clauses. As consideration for the Employee's services, the Company has agreed to compensate him at the rate of $50.00 per hour for services to the Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month, in shares of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

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

     The Company anticipates borrowing funds for required payments from Yankees.

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

Plan of Operations

     During January of 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees has been concentrating on meeting our Company's obligation to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 2000. Additionally, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and to negotiate with them to amicably resolve such claims.

     Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 1999 and is currently completing the quarterly unaudited financial statements required in order to complete and file its delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 2000, June 30, 2000 and 2001, March 31, 2001 and the audit for its fiscal year ended September 30, 2000. Our Company expects to have all such financial statements and reports filed with the Commission prior to September 30, 2001.

     Almost all claims and potential claims against our Company identified by Yankees have been amicably resolved through the issuance of approximately 3,325,011 shares of common stock through August 2001, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corp, which our Company will contest (see "Part II, Item 1, Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Plan of Operations (Continued)

     Except for recently initiated consulting activities, our Company currently has no business operations other than those pertaining to correcting deficiencies in filing obligations under the Exchange Act, maintenance of our corporate existence, and potential operations under a negotiated resale agreement involving the purchase of telecommunication services from BellSouth Telecommunications, Inc. for resale to end users.

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

     Registration of shares directly to our Company's stockholders is necessary in order for our Company to avoid inadvertently becoming an investment company, and provides a major benefit to consulting clients in that they obtain a large base of stockholders, including all of our Company's market makers. The major benefit of the consulting services to our Company is that it will be continually exposed to emerging companies, some of which should prove to be attractive acquisition candidates or candidates for strategic operating alliances (cooperative business activities not involving shares of equity ownership) that fit our Company's strategic objectives.

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

Six months ended March 31, 2000 compared to six months ended March 31, 1999

     Prior to the discontinuation of past operations, substantially all financial activity during fiscal 1998 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. Our Company reported net losses from operations for the six months ended March 31, 2000 of $(386,780) and net loss from operations for the six months ended March 31, 1999 of $(1,524,207). This translates to a per-share loss of $(0.03) for the six months ended March 31, 2000 and per share loss of $(0.19) for the six months ended March 31, 1999. Additionally, our Company reported income from discontinued operations for the six months ended March 31, 1999 of $1,383,407 or $.17 per share. Our Company had no loss from discontinued operations during the six months ended March 31, 2000.

     Our Company had no revenues for the six months ended March 31, 2000 and 1999, respectively. Operating expenses decreased to $353,780 for the six months ended March 31, 2000 as compared to $1,506,832 for the six months ended March 31, 1999. The decrease was due to the decreased consulting fees resulting from the issuance of common stock warrants, which amounted to $317,873 and $1,497,738 for the six months ended March 31, 2000 and 1999, respectively.

     Net cash used in investing activities in the 2000 period was $-0- compared to net cash used in investing activities of $3,000 in the 1999 period. This difference was related to the purchase of equipment.

     Net cash provided by financing activities in the 2000 period was $2,500 as compared to net cash used in financing activities of $375,152 in the 1999 period. The difference was attributable to reduction of notes payables in 1999.

     No additional meaningful comparisons can be made for the six months ended March 31, 2000 as compared to the six months ended March 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six months ended March 31, 2000 compared to six months ended March 31, 1999

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

     At March 31, 2000, our Company had a stockholders' deficiency of approximately $670,643. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

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

          (b)  Reports on Form 8-K

               Our Company filed a current report on Form 8-K on June 25, 2001, which in Items 4 and 5 reported a change in auditors and an election of an officer.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COLMENA CORP.


Dated:  August 27, 2001             By:  /s/ Edward C. Dmytryk /s/

                                             Edward C. Dmytryk, President,
                                             Chief Executive Officer & Director