Form 10QSB
period 2000-06-30
COLMENA CORP
filed 2001-09-10
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:               June 30, 2000
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

                                  COLMENA CORP.

                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX


Page

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheet (Unaudited)
      As of June 30, 2000.....................................................3
   Statements of Operations (Unaudited)
     For the Nine and Three Months Ended June 30, 2000 and 1999...............4
   Statements of Cash Flows (Unaudited)
     For the Nine Months Ended June 30, 2000 and 1999.........................5

   Condensed Notes to Financial Statements.................................6-11

   Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................12-15


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings................................................16

   Item 2 - Changes in Securities and use of Proceeds........................16

   Item 3 - Default upon Senior Securities...................................16

   Item 4 - Submission of Matters to a Vote of Security Holders..............16

   Item 5 - Other Information................................................16

   Item 6 - Exhibits and Reports on Form 8-K.................................16

   Signatures................................................................17

                                 COLMENA CORP.
                                 BALANCE SHEET
                                 June 30, 2000
                                  (Unaudited)



                                     ASSETS
CURRENT ASSETS:
  Cash                                                         $            313
                                                              ------------------

   Total Current Assets                                                     313
                                                              ------------------

   Total Assets                                                $            313
                                                              ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                      $        249,979
    Notes Payable                                                       100,000
    Guaranteed Loan                                                     331,000
    Due to Shareholder                                                    3,700
                                                              ------------------


      Total Current Liabilities                                         684,679
                                                              ------------------

STOCKHOLDERS' DEFICIT:
    Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
      15,572,250 Shares Issued and Outstanding)                         155,723
    Additional Paid-in Capital                                       16,600,117
    Accumulated Deficit                                             (17,440,206)
                                                              ------------------

       Total Stockholders' Deficit                                     (684,366)
                                                              ------------------

       Total Liabilities and Stockholders' Deficit            $             313
                                                             ===================

   The accompanying notes are an integral part of these financial statements.

                                 COLMENA CORP.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                   For the Three Months                For the Nine Months
                                                       Ended June 30,                      Ended June 30,
                                                     2000           1999             2000              1999
                                            ---------------------------------    --------------------------------
REVENUES                                    $            -     $           -     $          -      $           -
                                                         -                 -                -                  -
                                            ---------------    --------------    -------------     --------------

OPERATING EXPENSES:
    Compensation Expense                             1,833                 -            7,323                  -
    Consulting                                     102,252            25,240          420,125          1,522,978
    Professional and Legal Fees                        846             7,890              846             14,666
    Selling, General and Administrative             28,629            27,330           59,046             29,648
                                            ---------------    --------------    -------------     --------------
       Total Operating Expenses                    133,560            60,460          487,340          1,567,292
                                            ---------------    --------------    -------------     --------------
                                                  (133,560)          (60,460)        (487,340)        (1,567,292)
LOSS FROM OPERATIONS                        ---------------    --------------    -------------     --------------

OTHER (EXPENSES):
    Interest Expense, net                          (16,500)           (8,689)         (49,500)           (26,064)
                                            ---------------    --------------    -------------     --------------

TOTAL OTHER EXPENSES                               (16,500)           (8,689)         (49,500)           (26,064)
                                            ---------------    --------------    -------------     --------------

LOSS FROM CONTINUING OPERATIONS                   (150,060)          (69,149)        (536,840)        (1,593,356)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
    Loss From Operations                                 -            (3,699)               -           (108,517)
    Loss on Disposal                                     -                 -                -          1,488,225
                                            ---------------    --------------    -------------     --------------

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS         -            (3,699)               -          1,379,708
                                            ---------------    --------------    -------------     --------------

NET LOSS                                    $     (150,060)    $     (72,848)    $   (536,840)     $    (213,648)
                                            ===============    ==============    =============     ==============

BASIC AND DILUTED:
      Net Loss Per Common Share:
        Loss from Continuing Operations     $        (0.01)    $       (0.01)    $      (0.04)     $       (0.17)
        Income (Loss) from Discontinued
         Operations                                      -             (0.00)               -               0.15
                                            ---------------    --------------    --------------    --------------

                                            $        (0.01)    $       (0.01)    $      (0.04)     $       (0.02)
                                            ===============    ==============    ==============    ==============

      Weighted Common Shares Outstanding        15,080,873        11,508,176       14,400,453          9,268,249
                                            ===============    ==============    ==============    ==============


   The accompanying notes are an integral part of these financial statements

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              For the Nine Months Ended June 30,
                                             -----------------------------------
                                                2000                  1999
                                            --------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss from Continuing Operations       $    (536,840)     $     (1,593,356)
  Adjustments to Reconcile Net Loss from
    Continuing Operations to Net Cash Used
    in Continuing Operations:
      Depreciation and Amortization                     -                 7,500
      Impairment Loss on Marketable Securities          -                 3,400
      Exercise of Warrants                              -                26,359
      Stock Based Compensation                      7,323                     -
      Stock Based Consultant Fees                 420,125             1,522,978
      Common Stock Issued for Settlement           55,679                25,000

      (Increase) Decrease in:
        Accounts Receivable                             -                 9,664
        Other Current Assets                            -                 4,377

       Increase (Decrease) in:
        Cash Overdraft                                  -               (84,386)
        Accounts Payable and Accrued Expenses      49,500              (374,539)
                                              -----------       ----------------
  Net Cash Flows Used in Continuing Operations     (4,213)             (453,003)
                                              -----------       ----------------

    Income from Discontinued Operations                 -             1,379,708
    Changes in Net Asset and Liabilites of
     Discontinued Operations                            -              (549,892)
                                              ------------      ----------------
  Net Cash Flows Provided by
   Discontinued Operations                              -               829,816
                                              ------------      ----------------

  Net Cash Flows Provided by (Used in)
   Operating Activites                             (4,213)              376,813
                                              ------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Property and Equipment                 -                (3,000)
                                              ------------      ----------------
  Net Cash Flows Used in Investing Activities           -                (3,000)
                                              ------------      ----------------
   Payable - Related Parties                            -               (84,842)
  Payment on Notes Payable - Non-Related Parties        -              (287,131)
  Due to Shareholder                                2,500                (6,359)
                                              ------------      ----------------
  Net Cash Flows Provided by (Used in)
   Financing Activities                             2,500              (378,332)
                                              ------------      ----------------
  Net Decrease in Cash                             (1,713)               (4,519)
  Cash - Beginning of Period                        2,026                 6,287
                                              ------------      ----------------

  Cash - End of Period                               $313                $1,768
                                              ============      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                  $         -        $            -
                                              ============      ================
    Income Taxes                              $         -        $            -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment Repossessed in Exchange
   for Note Payable                           $   275,000        $            -
                                              ============      ================
  Stock Based Compensation in Exchange
   for Accrued Expenses                       $     4,167        $            -
                                              ============      ================


   The accompanying notes are an integral part of these financial statements

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

These financial statements should be read in conjunction with the financial statements for the year ended September 30, 1999 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or "the Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results for the full fiscal year ending September 30, 2000.


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.

On January 5, 1999 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into between our Company and the Yankee Companies, Inc. ("Yankees"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date and will be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term. The services provided by Yankees were agreed to be the services, on a reasonable, as required, basis, consistent with Yankee's other business activities. Yankee's areas of expertise are mainly comprised of corporate structure, organization, and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, Yankees agreed to be responsible for administering the expenditure of the proceeds derived by the Company from the exercise of options that were given to Yankees as part of its compensation for the services rendered (see below) in order to implement the strategic plans developed by Yankees and to settle and discharge the corporate obligations of the Company. In this role, Yankees agreed to establish and operate bank accounts for the Company, using such signatories as Yankees deems appropriate.

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue to Yankees options (designated as the Class A Options) to purchase shares of the Company's common stock at an aggregate exercise price of $40,000. The amount of shares underlying are in an amount equal to 51% of the Company's common stock at such time as exercise is completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the Class A Options been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options were originally exercisable from the 10th day until the 365th day following the effective date. As a material subsequent event, the term of the Class A Options was amended on January 2, 2000 to extend the term for exercise to the later of December 31, 2002 or the100th day following the date the Company becomes current in its SEC filings under the 1934 Exchange Act.

For additional services provided, during the initial term, the Company agreed to pay the following consideration:

     (a) If Yankees arranges or provides funding for the Company on more beneficial terms than those currently reflected in the Company's current principal financing agreements, Yankees will be entitled, at its election, to either:

          (i)       a fee of 25% of the savings achieved, or

          (ii) if equity funding is provided through Yankees or its affiliates, a discount of 10% from the bid price for the subject equity securities, if issuable as free trading securities, or a discount of 50%, if issuable as restricted securities, or

          (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to the Company by Yankees;

     (b) If Yankees generates business for the Company, Yankees will be entitled to a commission of 10% of the gross income derived by the Company therefrom on a continuing basis;

     (c) If Yankees arranges for an acquisition by the Company, Yankees will be entitled to 10% of the consideration paid for such acquisition.

          In addition, the Company will be responsible for the payment of all costs and disbursements associated with Yankee's services subject to certain limitations and/or approvals, as stipulated in the Agreement.

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

On January 4, 2000, the Agreement was amended a second time to: modify the required payments to Yankees based on the Yankee's standard hourly rates, by permitting Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase Yankee's ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000; and to clarify Yankee's preferential rights to subscribe for additional securities at a purchase price of 50% of their fair market value.

On January 4, 2001, a third amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees (a material reduction in historical payments).

Subsequent to the period end June 30, 2000, 600,000 and 5,833,332 additional shares became subject to the Class A Option rights in 2000 and 2001, resulting in an expense of $12,000 and $460,000, respectively.

NOTE 3 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 20,414,574 shares of common stock became subject to the Yankees' warrants during the nine months ended June 30, 2000 as a result of their anti-dilutive provisions. The fair value of the option adjustment was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 158%; risk-free interest rate of 5.1%, and an expected life of 1 year. Accordingly, consulting expense of $420,125 was recognized during the nine months ended June 30, 2000 for the 20,414,574 shares underlying the Class A Option.

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

NOTE 4-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Other than the recently initiated consulting activities, the Company has no other business operations, has recurring losses, and had a working capital deficiency of $684,366 and an accumulated deficit of $17,440,206 at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.



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

     On November 8, 2000 (the "Settlement Date"), the Company became obligated to issue 100,000 of its common shares under a court ordered settlement stipulation. The shares were physically issued in February 2001 to settle an obligation of Tio Mariano Cigar Corp., a divested subsidiary of the Company and any other unknown obligations of the Company. The Company recorded a $15,000 expense based on the trading price of the common stock on the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

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

     The Company is obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated.

(C)  Warrants and Options

     Subsequent to June 30, 2000, in fiscal years 2000 and 2001, respectively, the Company issued a warrant for purchase of 600,000 shares of common stock and a warrant for purchase of 5,833,332 shares of common stock to Yankees. A consulting expense of $12,000 and $460,000 was recognized in 2000 and 2001, respectively, based on the fair value options pricing method of SFAS 123.

     The Company granted options to purchase 36,000 shares of common stock to two directors in July 2001 at an exercise price of $.02 for services performed in year 2000. An expense of $2,880 was recognized immediately based on the intrinsic value method under APB 25.

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - SUBSEQUENT EVENTS (Continued)

(D)  Employment Agreements

     Effective June 14, 2001, the Company entered into an employment agreement with Edward Dmytryk (the "Employee") pursuant to which he is engaged as the Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and on-competition clauses. As consideration for the Employee's services, the Company has agreed to compensate him at the rate of $50.00 per hour for services to the Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month, in shares of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

     Effective June 14, 2001, the Company entered into an employment agreement with Vanessa Lindsey (the "Employee") pursuant to which she is engaged as the Company's vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Employee's services, the Company has agreed to compensate her according to the Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000 per month, for time actually devoted to her duties on behalf of the Company. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

     Effective June 18, 2001, the Company engaged Kevin Durnan as its general counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $40,000 per year and (2) $2,500 per month in common stock. The stock portion is paid at the end of each month, and is paid in an equivalent amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

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

Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 1999 and the quarterly unaudited financial statements on Commission Form 10-QSB for the calendar quarters ended December 31, 2000, March 31, 2001, and June 30, 2001 and is currently working on the audit for its fiscal year ended September 30, 2000. Our Company expects to have all delinquent financial statements and reports current and filed with the Commission prior to September 30, 2001.

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

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999

Prior to the discontinuation of past operations, substantially all financial activity during fiscal 1998 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. Our Company reported net losses from operations for the nine months ended June 30, 2000 of $(536,840) and net loss from operations for the nine months ended June 30, 1999 of $(1,593,356). This translates to a per-share loss of $(0.04) for the nine months ended June 30, 2000 and per share loss of $(0.17) for the nine months ended June 30, 1999. Additionally, our Company reported income from discontinued operations for the nine months ended June 30, 1999 of $1,379,708 or $.15 per share. Our Company had no loss from discontinued operations during the nine months ended June 30, 2000.

Our Company had no revenues for the nine months ended June 30, 2000 and 1999, respectively. Operating expenses decreased to $487,340 for the nine months ended June 30, 2000 as compared to $1,567,292 for the nine months ended June 30, 1999. The decrease was due to the decreased consulting fees resulting from the issuance of common stock warrants, which amounted to $420,125 and $1,522,978 for the nine months ended June 30, 2000 and 1999, respectively.

Net cash used in continuing operations was $4,213 for the nine months ended June 30, 2000 as compared to $453,003 for the nine month ended June 30, 1999. The difference is due the decrease in operating activities.

Net cash used in investing activities in the 2000 period was $-0- compared to net cash used in investing activities of $3,000 in the 1999 period. This difference was related to the purchase of equipment.

Net cash provided by financing activities in the 2000 period was $2,500 as compared to net cash used in financing activities of $378,332 in the 1999 period. The difference was attributable to reduction of notes payables in 1999.

No additional meaningful comparisons can be made for the nine months ended June 30, 2000 as compared to the nine months ended June 30, 1999.

ITEM 2.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS (Continued)



Nine months ended June 30, 2000 compared to nine months ended June 30, 1999

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

At June 30, 2000, our Company had a stockholders' deficiency of approximately $684,366. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

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


                                  COLMENA CORP.


Dated:  September 4, 2001           By:  /s/ Edward C. Dmytryk/s/

                                             Edward C. Dmytryk, President,
                                             Chief Executive Officer & Director