Form 10KSB
period 2000-09-30
COLMENA CORP
filed 2001-09-20
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended For the fiscal year ended September 30, 2000

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

                Not Applicable (Former address of the Registrant)

           Securities registered under Section 12(b) of the Act: None

                            Title of each class: None
                Name of each exchange on which registered: None

              Securities Registered under Section 12(g) of the Act:
                 Common Stock, $0.01 par value (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: (All reports prior to report date (September 30, 2000) have been filed, but not reports due subsequennt to the report date but prior to the date of actual filing.Yes [_] No [x]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended September 30, 2000)

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,122,671 based on a last transaction price of $0.10 as of August 31, 2001, there being 11,226,711 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 19,975,212 shares of common stock, as of August 31, 2001.

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

1. Forms 10-KSB for the years ended September 30, 1998, and September 30, 1999, Items 1 and 2.

2.   Form 8-K for report date of June 25, 2001 [Items 4, 5 and 7(c)].

3. Forms 10-QSB for the calendar quarters ended December 31, 1998, and March 31, 1999 [Item 5]

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

                                Table of Contents

Part      Item     Page
Number  Number  Number  Caption

I        1       3    Description of Business
         2       3    Description of Property
         3       3    Legal Proceedings
         4       3    Submission of Matters to Security Holders

II       5       4    Market for Common Equity and Related Stockholder Matters
         6      10    Management's Discussion and Analysis and Plan of Operation
         7    F1-F16  Financial Statements
         8      13    Changes   In   and  Disagreements  With   Accountants   on
                        Accounting and Financial Disclosure

III      9      13    Directors,  Executive  Officers,   Promoters  and  Control
                        Persons
         9      15    Compliance With Section 16(a) of the Exchange Act
         10     16    Executive Compensation
         11     19    Security  Ownership  of  Certain  Beneficial  Owners   and
                        Management
         12     23    Certain Relationships and Related Transactions
         13     25    Exhibits and Reports on Form 8-K

Signatures

Additional Information

Exhibits


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     In response to this item, our Company incorporates by reference its response to Item 1 of its report on Form 10-KSB for the fiscal year ended September 30, 1998, and further supplements this response by incorporating by reference its response to Item 1 of its report on Form 10-KSB for the fiscal year ended September 30, 1999, as permitted by Commission Rule 12b-23.

ITEM 2.   DESCRIPTION OF PROPERTY.

     In response to this item, our Company incorporates by reference its response to Item 2 of its report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

ITEM 3.   LEGAL PROCEEDINGS.

     In response to this item, our Company incorporates by reference its response to Item 1 of its report on Form 10-QSB for the quarter ended December 31, 1998, and further supplements this response by incorporating by reference its response to Item 3 of its report on Form 10-KSB for the fiscal year ended September 30, 1999, as permitted by Commission Rule 12b-23.

ITEM 4.   SUBMISSION OF MATTERS TO SECURITY HOLDERS.

     Our Company did not submit any matter to a vote of security holders during its fiscal year ended September 30, 2000, and does not anticipate submitting any matters to a vote of securities holders until it becomes current in filing its periodic reports with the Commission (currently expected to be completed on or about September 30, 2001). Our Company understands that certain stockholders may seek to take action increasing its authorized capital stock by written consent in lieu of a meeting, if such stockholders can meet the requirements of Delaware law as well as the exemptive provisions of Commission Rule 14a-2(b)(2), pertaining to exempt proxy solicitations, without triggering Schedule 14-C information schedule dissemination requirements.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     During the report period, our Company's common stock was traded in the over-the-counter market and quoted in what are commonly referred to as on the " Electronic Pink Sheets," which report quotations by brokers or dealers in particular securities, and on the over-the-counter electronic bulletin board operated by NASD (the "OTC Bulletin Board"). Bid, offer and transaction report prices for our Company's common stock were available through the OTC Bulletin Board under the symbol CLME until the fiscal calendar quarter that started on October 1, 1999. On October 29, 1999, due to the failure of our Company to file periodic reports with the Commission on a timely basis, the NASD precluded brokers or dealers in securities from using the OTC Bulletin Board to publish quotes for our Company's securities.

     Because of the lack of readily available quotations and the limited trading volume frequently associated with over-the-counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark- down, or commissions, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board and the Electronic Pink Sheets. The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of our Company's common stock for the years ended September 30, 1999 and September 30, 2000, and as a material subsequent event, through June 30, 2001.

Year Ended September 30, 1999
-----------------------------                           High             Low
                                                     Transaction     Transaction
                                 High       Low        Price            Price
                                 ----       ----       ----              ----
First Quarter                    $1.38     $1.00      $1.375          $0.125
Second Quarter                   $0.25     $0.09      $0.25           $0.937
Third Quarter                    $0.14     $0.09      $0.14           $0.07
Fourth Quarter                   $0.13     $0.08      $0.13           $0.08

Year Ended September 30, 2000
-----------------------------                           High             Low
                                                     Transaction     Transaction
                                 High       Low        Price            Price
                                 ----       ----       ----            -----
First Quarter                    $0.09     $0.01      $0.09           $0.01
Second Quarter                   $0.09     $0.02      $0.09           $0.015
Third Quarter                    $0.08     $0.03      $0.08           $0.03
Fourth Quarter                   $0.31     $0.02      $0.31           $0.02

First Three Fiscal Quarters of
Year Ended September 30, 2001
-----------------------------                           High             Low
                                                     Transaction     Transaction
                                  High       Low        Price           Price
                                  ----       ----       ----           -----
First Quarter                    $0.24     $0.03      $0.24           $0.03
Second Quarter                   $0.10     $0.03      $0.10           $0.05
Third Quarter                    $0.12     $0.03      $0.12           $0.35

     As of June 30, 2001, eight NASD member firms were listed as market makers in our Company's common stock: Knight Securities, Inc.; Schwab Capital Markets L.P.; Hill, Thompson Magid, L.P; Wien, Securities Corp.; M.H. Meyerson & Co.; Herzog, Heine, Geduld, Inc.; Fleet Trading; WM. V. Frankel & Co. Incorporated. The Transfer Agent for our Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane; New York, New York 10007.

Penny Stock Rules

     In response to this item, our Company incorporates by reference its corresponding response to Item 5 of the its report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Our Company's Common Stock

     The authorized capital stock of our Company consists of 20,000,000 shares of common stock, $.01 par value. As of the close of business on September 30, 2000, our Company had 15,772,265 shares of common stock outstanding and held of record by approximately 500 persons. Since December 31, 1998, our Company has funded all of its operations and paid all of its debts through private placements of its securities; consequently, as of August 31, 2001, 19,975,212 shares of our Company's common stock were outstanding. The number of record holders of our Company's common stock as of the close of business on August 31, 2001, was approximately 989. Of those, approximately 41 were holding such securities pursuant to depository arrangements with the actual beneficial owners (e.g., securities held in street name for their clients by securities brokers and dealers), and our Company has been advised that approximately 338 additional persons were beneficial owners under such arrangements. Consequently, the total number of beneficial owners is of more than 5 per cent of the Company's outstanding securities.

     Each holder of shares of our Company's common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders generally. The shares do not have cumulative voting rights, which means that holders of more than 50% of the shares of our Company's common stock voting for the election of directors can elect all the directors, and that in such an event the holders of the remaining shares would not be able to elect a single director. The approval of proposals submitted to stockholders at a meeting requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters where Delaware law requires the favorable vote of at least a majority of all outstanding shares. Our Company understands that certain stockholders may seek to take action increasing its authorized capital stock by written consent in lieu of a meeting, if such stockholders can meet the exemptive provisions of commission Rule 14a-2(b)(2), pertaining to exempt proxy solicitations, without triggering Schedule 14-C information schedule dissemination requirements.

     Shareholders are entitled to receive such dividends as may be declared from time to time by the board of directors out of funds legally available therefor, and in the event of liquidation, dissolution or winding up of our Company to share ratably in all assets remaining after payment of liabilities. The holders of shares of our Company's common stock have no preemptive, conversion or subscription rights.

     Our Company has not declared any dividends on its common stock and does not expect to do so at any time in the foreseeable future. There are currently no restrictions on our Company's ability to declare dividends in the future, other than restrictions applicable to all Delaware corporations involving the source of funds for payment of dividends and their effects on our Company's solvency. In the future, our Company expects that a portion of its expansion and development capital may be in the form of loans from financial institutions, in which case it is likely that such institutions would require restrictions on the payment of dividends based on traditional financial ratios designed to predict our Company's ability to repay such loans. However, no specific predictions as to any such restrictions can be made at this time.

     Pursuant to anticipated consulting services that may be rendered by our Company to third parties (see "Item 6"), it is possible that shares of the capital stock of our Company's clients will be registered with the Commission and issued directly to our Company's stockholders, as a "defacto third party stock dividend"; however, no assurances can be provided that any such distribution will ever take place, or as to the actual economic benefits of any such distribution.

     Amounts of Common Equity Subject to Outstanding Options or Warrants to Purchase, or Securities Convertible Into Common Equity of our Company

Common Stock Purchase Warrants

     Since January 1, 1999, our Company has issued common stock purchase warrants to Yankees and to our Company's officers and directors, in lieu of cash compensation for their services. Current details concerning such warrants are provided below. As of August 31, 2001, 3,902,000 shares of our Company's common stock were reserved for issuance pursuant to existing obligations, including common stock purchase warrants held by its officers and directors in lieu of cash compensation for their services, but excluding shares issuable to Yankees pursuant to its current warrant. Yankees recognizes that the total number of authorized shares is not sufficient to allow for reservation of the shares subject to its warrant or issuable persuant to anti-dilutive rights associated with prior warrant exercise; however Yankees believes that it can obtain sufficient director and stockholder votes to increase the authorized capital stock of our Company, as required to permit exercise of its warrant and issuance of additional shares to which it is entitled pursuant to the warrants' anti-dilutive provisions, at such time as stockholder action can be taken in compliance with applicable securities laws. Consequently, Yankees has consented to the issuance and reservation of our Company's common stock in favor of other persons, which would otherwise have been subject to Yankees' warrant.

Stock Options

     In response to this item, our Company incorporates by reference its corresponding response to Item 5 of its report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Tabular Information

     As of August 31, 2001, our Company had 3,902,000 shares of its authorized common stock reserved for issuance (excluding the number of shares to be reserved for Yankees warrants and anti-dilutive rights) in conjunction with current obligations to issue additional shares or in the event that currently outstanding options or warrants are exercised. The following table provides summary data concerning such options and warrants:

Designation         Nature of         Exercise or            Number of Shares
or Holder           The Security      Conversion Price       Currently Reserved
---------           ------------      ----------------       ------------------
Yankees             Option            $80,000 in total       (1)
(2)                 Warrant           $45,140 in total       1,102,000
(3)                (3)                (3)                    1,000,000
(4)                (4)                (4)                    1,600,000
Anthony Q. Joffe   (5)                (5)                    200,000

------

(1) The number of shares cannot be determined with certainty; rather, Yankees has the right, for an aggregate price of $80,000, to purchase shares of our Company's common stock equal to 75% of our Company's outstanding and reserved shares of common stock, measured immediately after exercise is completed. See Notes to Financial Statements. For purposes of the Table, the computation was made assuming that only the shares currently outstanding or reserved would be outstanding or reserved at the time of exercise (an improbable scenario). The actual formula for determining the total number of Yankees' option shares issuable is: [the total shares outstanding at the time the final option exercise payment is made less the number of shares issued under the option + the shares then reserved other than for the Yankees' option] multiplied by 3 and rounded up or down based on proximity to the next whole number.

(2) Represents the shares issuable to members of our Company's board of directors, as disclosed below in Part III, Item 10, Executive Compensation; such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

(3) Represents shares reserved for issuance in the event offers of settlement by our Company are accepted by certain current creditors, as disclosed at
     Part I, Item 1, Description of Business - New Strategic Plans & Change in Control, Form 10-KSB for year ended September 30, 1988 , such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

(4) Represents the shares issuable pursuant to our Company's 1998 and 2000 stock option plans, as disclosed below at Part III, Item 10, Executive Compensation; such disclosure is being incorporated by reference herein, as permitted by Commission Rule 12b-23. Because the plans were not ratified by the stockholders within one year after their adoption, no incentive stock options may be issued thereunder and the plans are currently limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

(5) Represents the shares issuable to Mr. Joffe as compensation for his services as our Company's President, as disclosed below in Part III, Item 10, Executive Compensation; such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

Amounts of Common Equity That Could Be Sold Pursuant to Rule 144 under the Securities Act

Reporting Period

     As of September 30, 2000, 15,772,265 shares of our Company's common stock were outstanding, of which:

     *    1,904,868 are recognized as free trading by our Company;

     * 13,867,397 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the shares that our Company has instructed its transfer agent to treat as restricted:

     * 11,834,329 were issued prior to September 30, 1999, and consequently, could have been sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restricted quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four-week period preceding the sale;

     * 5,869,329 were issued to persons that do not appear to be affiliates of our Company prior to September 30, 1998, and consequently may be sold by holders that have not been affiliates of our Company for a period of at least 90 days, under the more liberal provisions of Rule 144(k), which dispense with the volume, public information and manner of sale conditions.

Material Subsequent Events

     As of August 31, 2001, 19,975,212 shares of our Company's common stock were outstanding, of which:

     *    5,792,257 are recognized as free trading by our Company;

     * 14,182,955 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Rule 144.

     Of the shares that our Company has instructed its transfer agent to treat as restricted:

     * 13,867,397 were issued prior to August 31, 2000, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four-week period preceding the sale;

     * 5,834,329 were issued to persons that do not appear to be affiliates of our Company prior to August 31, 1999, and consequently may be sold by holders that have not been affiliates of our Company for a period of at least 90 days, under the more liberal provisions of Rule 144(k), which dispense with the volume, public information and manner of sale conditions.

Rule 144

     In response to this item, our Company incorporates by reference its corresponding response to Item 5 of its report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Amount of Common Equity That our Company Has Agreed to Register under the Securities Act for Sale by

Security Holders

     Our Company has not agreed to register any of its common stock, except in conjunction with an obligation to include the common stock purchase warrants for its officers and directors and the Yankees' warrant in registration statements that it may otherwise file (commonly referred to as "piggyback" rights).

     Amounts of Common Equity That our Company Is Considering Publicly Offering or Privately Placing Other than Shares to Be Issued (Pursuant to an Employee Benefit Plan or Dividend Reinvestment Plan), the Offering of Which Could Have a Material Effect on the Market Price of our Company's Common Equity.

During the Year Following the Reporting Period

     Information concerning our Company's actual shares issued during the year ending September 30, 2001, is contained below at "Recent Sales of Unregistered Securities - Material Subsequent Events."

Recent Sales of Unregistered Securities

     During The Three Year Period Preceding Reporting Date

     During the three year period ended September 30, 2000, our Company issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table after "Material Subsequent Events."

Common Stock:

     In response to this item, our Company incorporates by reference its corresponding response to Item 5 or our Company's report on form 10-KSB for the year ended September 30, 1999, as permitted by Commission Rule 12b-23, and supplements this response as follows:

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


Convertible Securities:

     In response to this item, our Company incorporates by reference its corresponding response to Item 5 of our Company's report on Form 10-KSB for the year ended September 30, 1999, as permitted by Commission
Rule 12b-23.

Material Subsequent Events

     Since the end of the three year period ended September 30, 2000, our Company issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited.

Common Stock:

              Amount of                   Total                     Registration
              Securities                  Offering       Total         Exemption
Date          Sold       Subscriber       Consideration  Discounts     Relied on
----          ---------  ----------       -------------  ---------     ---------
2000:
October 19    200,000    Bell Entertainment   (14)         None             (1)

2001:
February 19   100,000    Patrick V. Graham    (15)         None             (1)
July 2      1,844,444    SBV Holdings, Inc.   (16)         None             (2)

Convertible Securities:

              Amount of                   Total          Terms of   Registration
              Securities                  Offering       Conversion    Exemption
Date          Sold       Subscriber       Consideration  or Exercise   Relied on
----          ---------  ----------       -------------  -----------   ---------
(17)          1,000,000  Stock Option Plan    (17)         (17)             (1)
(18)            732,000  Directors/Officers   (18)         (18)             (2)
(19)          1,000,000  (19)                 (19)         (19)             (1)

(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws, and the transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by its legal counsel. In addition, each subscriber was directed to review our Company's filings with the Commission under the Exchange Act and was provided with access to our Company's officers, directors, books and records, in order to obtain required information.

(2) Section 4(6) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by its legal counsel. Each subscriber was directed to review our Company's filings with the Commission under the Exchange Act and was provided with access to our Company's officers, directors, books and records, in order to obtain required information; and, a Form D reporting the transaction was filed with the Commission.

(3)  Current management has no knowledge pertaining to this transaction.

(4) Compensation for unspecified services rendered for the benefit of our Company, with neither the offering price nor the consideration clearly set forth.

(5)  For services as a director.

(6) Shares of Tio stock were converted into shares of our Company's common stock.

(7) Compensation for consulting services for the benefit of our Company, with neither the offering price nor the consideration clearly set forth.

(8) Asset purchase agreement dated May 19, 1998, entered into by and between our Company and Arnold A. Semler, Inc. doing business under the fictitious name "Associated Industries."

(9) Consideration for the purchase of Business Technology Systems, Inc. by our Company.

(10) Option to purchase 75% of our Company's outstanding and reserved common stock measured immediately following exercise of the option, in consideration for an aggregate price of $80,000, such option being a portion of consideration granted to Yankees under its consulting agreement with our Company in exchange for Yankees' agreement to forego hourly and document licensing fees for a period of approximately two years, see below "Part III: Item 11, Security Ownership of Certain Beneficial Owners and Management;" and, "Part III, Item 12, Certain Relationships and Related Transactions."

(11) No commissions or discounts were paid to anyone in conjunction with the sale of the foregoing securities.

(12) Terms of settlement for various services provided to our Company.

(13) Compensation to Anthony Q. Joffe for his services as president from May 4, 1999 to May 3, 2000.

(14) Compensation to Bell Entertainment for its services in assisting our Company to prepare its report on Form 10- KSB for year ended September 30, 1998.

(15) Issued pursuant to the settlement agreement approved by the court in the case of Patrick Graham vs. Five Star Cigar, Inc. and others, including
     Colmena  Corp.,  case no.  99-121194,  Circuit  Court for  Broward  County,
     Florida.

(16) On May 31, 2001, our Company entered into a settlement agreement with SBV. Our Company issued 1,844,444 shares of its common stock to SBV.

(17) Represents the shares issuable pursuant to our Company's 1998 and 2000 stock option plans, as disclosed below at "Part III, Item 10, Executive Compensation".

(18) Represents the shares issuable to directors and officers upon exercise of their warrants, as disclosed below at "Part III, Item 10, Executive Compensation." Because the plans were not ratified by the stockholders within one year after their adoption, no incentive stock options may currently be issued thereunder, and the plans are now limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

(19) Represents shares reserved for issuance in the event offers of settlement by our Company are accepted by certain current creditors, as disclosed at Form 10-KSB September 30, 1998 "Part I, Item 1, Description of Business - New Strategic Plans & Change in Control."


ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND
         RESULTS OF OPERATIONS.

Overview

     The following discussion should be read in conjunction with our Company's audited financial statements and the more detailed information contained in this report. During November of 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case, through wholly owned subsidiaries. During March of 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly owned subsidiaries positioning our Company to undertake new business endeavors or to become a more attractive acquisition candidate.

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

     Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 2000 and is currently completing the quarterly unaudited financial statements required in order to complete and file its delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 2000, March 31, 2001 and June 30, 2001. Our Company expects to have all such financial statements and reports filed with the Commission prior to September 30, 2001.

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

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS (Continued)

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


ITEM 6.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS (Continued)

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

Year ended September 30, 2000 compared to year ended September 30, 1999

     Prior to the discontinuation of past operations, substantially all financial activity during fiscal 1998 was a result of business conducted in the marketing and distributing of long-distance telephone service calling cards. We reported net losses from operations for the year ended September 30, 2000 of ($601,695) and net losses income from operations for the year ended September 30, 1999 of $(1,765,748). This translates to a per-share (loss) of $(0.03) for the year ended September 30, 2000 and per-share (loss) of $(0.17) for the year ended September 30, 1999. Additionally, we reported a net gain from discontinued operations for the year ended September 30, 1999 of $1,475,452 or $.14 per share as compared to a net loss from discontinued operations for the year ended September 30, 2000 of $-0-. The gain from discontinued operation in 1999 was related to the sale of our subsidiaries.

     Our Company had no revenues for the year ended September 30, 2000 and 1999, respectively. Operating expenses decreased to $480,019 for the year ended September 30, 2000 as compared to $1,678,763 for the year ended September 30, 1999. The decrease was due to the decreased consulting fees resulting from the issuance of common stock warrants, which amounted to $436,125 and $1,522,978 for the year ended September 30, 2000 and 1999, respectively.

     Net cash used in investing activities for the year ended September 30, 2000 was $0 compared to net cash used in investing activities of $$2,480 in the 1999 period. This difference was related to the reduction of cash of subsidiaries sold.

     Net cash provided by financing activities in the 2000 period was $36,620 as compared to net cash provided by financing activities of $47,500 in the 1999 period. The difference was attributable to decreased proceeds received from loans and the sale of common stock.

     No additional meaningful comparisons can be made for the year ended September 30, 2000 as compared to the year ended September 30, 1999.

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

     At September 30, 2000, our Company had a stockholders' deficiency of $722,021. Our Company's future operations and growth is dependent on its ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corp., were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of our Company for its years ended September 30, 2000 and 1999 and related statements of operations, stockholder's equity, cash flows and notes to financial statements for such years, including indexes therefore, follow in sequentially numbered pages numbered F1 through F16.

                                  COLMENA CORP.

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999



                                    Contents


                                                                       Page(s)
                                                                     ----------

Independent Auditors' Report                                               F2

Balance Sheet                                                              F3

Statements of Operations                                                   F4

Statements of Changes in Stockholders' Deficiency                          F5

Statements of Cash Flows                                                   F6

Notes to Financial Statements                                           F8-16


                                       F 1

                          Independent Auditors' Report


To the Board of Directors of:
Colmena Corp.

We have audited the accompanying balance sheet of Colmena Corp. as of September 30, 2000 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colmena Corp. as of September 30, 2000 and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, except for recently initiated consulting activities, the Company has no active business operations and has a stockholders' deficiency and working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/SALBERG & COMPANY, P.A.
Boca Raton, FL
August 20, 2001

                                       F2

                                 Colmena Corp.
                                 Balance Sheet
                               September 30, 2000

                                     Assets
                                                                    2000
                                                             ------------------
Assets
Cash                                                            $      2,078
                                                             ------------------
Total Current Assets                                            $      2,078
                                                             ==================



                    Liabilities and Stockholders' Deficiency

Liabilities
Accounts payable and accrued expenses                           $    266,479
Notes payable                                                        100,000
Guaranteed loan                                                      331,000
Due to related party                                                  26,620
                                                             ------------------
Total Current Liabilities                                            724,099
                                                             ------------------
Stockholders' Deficiency
Common stock, $0.01 par value; 20,000,000 shares authorized,
 15,772,259 shares issued and outstanding                            157,723
Common stock issuable, $0.01 par value (8,670,552 shares)             86,705
Additional Paid-In Capital                                        16,538,612
Accumulated deficit                                              (17,505,061)
                                                             ------------------
Total Stockholders' Deficiency                                      (722,021)
                                                             ------------------
Total Liabilities & Stockholder's Deficiency                           2,078
                                                             ==================

                See accompanying notes to financial statements.

                                       F3

                                 Colmena Corp.
                            Statements of Operations
                    Years Ended September 30, 2000 and 1999


                                               2000                 1999
                                         ---------------       ----------------
Operating Expenses
Compensation expense                      $      7,323          $      4,167
Consulting                                     436,125             1,522,978
Professional and legal fees                     28,689                19,819
Selling, general and administrative              7,882               131,799
                                         ----------------      ----------------
Total Operating Expenses                       480,019             1,678,763
                                         ----------------      ----------------
Loss from Operations                          (480,019)           (1,678,763)
                                         ----------------      ----------------

Other Expenses
Settlement expense                             (55,678)                    -
Loss on impairment of assets                         -                (2,900)
Interest expense, net                          (65,998)              (84,085)
                                         ----------------      ----------------
Total Other Expenses                          (121,676)              (86,985)
                                         ----------------      ----------------
Loss Before Discontinued Operations           (601,695)           (1,765,748)
                                         ----------------      ----------------

Loss From Discontinued Operations
Loss from operations                                 -              (108,665)
Gain (loss) on disposal                              -             1,584,117
                                        ----------------       ----------------
Total Loss from Discontinued Operations              -             1,475,452

Net Loss                                 $    (601,695)        $    (290,296)
                                        ================       ================
Net Loss Per Common Share - Basic and Diluted
Loss from continuing operations             $    (0.03)        $       (0.17)
Income from discontinued operations                  -                  0.14
                                        ----------------       ----------------

                                         $       (0.03)        $       (0.03)
                                        ================       ================
Weighted Common Shares Outstanding -
 Basic and Diluted                           20,480,684           10,502,651
                                        ================       ================

                 See accompanying notes to financial statements

                                       F4

                                 Colmena Corp.
                Statements of Changes in Stockholder's Deficiency
                    Years Ended September 30, 2000 and 1999




                                                                                Additional      Accumulated
                                        Common Stock      Common Stock Issuable Paid-In         Earnings
                                   Shares      Amount     Shares    Amount      Capital        (Deficit)               Total
                                ------------  ----------  --------  -------    ------------    ----------------     --------------

Balance, September 30, 1998        7,741,692  $ 77,417         -    $    -     $14,614,351     $(16,613,070)     $   (1,921,302)

Common stock warrants issued
 to consultants, officers and
 directors                                 -         -         -         -       1,522,978                -           1,522,978


Common stock issued for
 settlement                           250,00     2,500         -         -          22,500                -              25,000

Exercise of warrants               6,000,000    60,000         -         -         (31,200)               -              28,800

Net loss, 1999                             -         -         -         -               -         (290,296)           (290,296)
                               -------------  ---------  --------  ---------   ----------     ----------------     --------------

Balance, September 30, 1999       13,991,692   139,917          -        -      16,128,629      (16,903,366)           (634,820)

Common stock issued as
 settlement                        1,380,567    13,806          -        -          41,873                -              55,679

Common stock issued as
 consulting fee                      200,000     2,000          -        -           2,000                -               4,000

Common stock issued to
 employee                            200,000     2,000          -        -           4,000                -               6,000

Common stock options issued
 to directors                              -         -          -        -           5,490                -               5,490

Common stock warrants issued
 under consulting agreement                -         -          -        -         432,125                -             432,125


Common stock issuable pursuant
 to anti-dilutive rights of                -         -  8,670,552   86,705         (75,505)              -               11,200
 consultant warrants

Net loss, 2000                             -         -          -         -             -         (601,695)            (601,695)
                             ---------------  --------  ---------  --------   ------------     ----------------     --------------

Balance, September 30, 2000       15,772,259 $ 157,723  8,670,552  $ 86,705   $ 16,538,612    $(17,505,061)        $   (722,021)
                             ===============  ========  =========  ========   ============     ================     ==============


                     See accompanying notes to financial statements.

                                       F5

                                 Colmena Corp.
                            Statements of Cash Flow
                    Years Ended September 30, 2000 and 1999


                                                      2000               1999
                                                   ------------       ---------

Cash Flows From Operating Activities:
Net loss                                           $  (601,695)    $   (290,296)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation                                                 -            4,500
Impairment loss on marketable securities                     -            2,900
Gain on disposal of subsidiaries                             -       (1,584,117)
Stock and options issued to consultants
 and employees                                         443,448        1,547,978
Stock based settlement expense                          55,679                -
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable and accrued expenses                   66,000          269,754
                                                    -----------       ---------
Total Adjustments                                      565,127          241,015
                                                    -----------       ---------
Net Cash Provided By Financing Activities              (36,568)         (49,281)
                                                    -----------       ---------
Cash Flow from Investing Activities
Cash of subsidiaries sold                                    -           (2,480)
                                                    -----------       ---------
Net Cash Used in Investing Activities                        -           (2,480)
                                                    -----------       ---------

Cash Flows from Financing Activities
Borrowings from related party                           25,420            1,200
Proceeds from borrowings - non-related parties               -           17,500
Proceeds from issuance of common stock
 from warrant exercise                                  11,200           28,800
                                                    -----------       ---------
Net Cash Used in Operating Activities                   36,620           47,500
                                                    -----------       ---------
Net Increase (Decrease) in Cash                             52           (4,261)

Cash - Beginning of Year                                 2,026            6,287

Cash - End of Year                                       2,078            2,026
                                                    ==========        =========
Non-Cash Investing and Financing Activities:
Issued common stock for compensation liability        $  4,167        $       -
                                                    -----------       ---------


                   See accompanying notes to financial statements.

                                       F6

                                  Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999




Note 1    Nature of Operations and Summary of Significant Accounting Policies

    (A)   Nature of Operations

          Colmena Corp. (the "Company"), a Delaware corporation, through its former subsidiaries was engaged in various industries. Through its former subsidiary, T2U Co. (formerly known as RCP Enterprises Group, Inc.), which did business as RCP Communications Group, Inc. ("RCP"), and through its former subsidiary, TechTel Communications, Inc. ("TechTel"), the Company was engaged in the business of marketing and distributing telecommunications services. Through its former subsidiary, Business Technology Systems, Inc., ("BTS") whose operations were discontinued in 1998 (See Note 2), the Company was in the business of selling computer equipment. In addition, the Company was in the business of manufacturing and distributing premium hand-rolled cigars through its former subsidiary, Tio Mariano Cigar Corp. ("Tio"), whose operations were discontinued in 1998 (See Note
          2). In March 1999, the Company transferred one hundred percent of its subsidiaries, RCP, BTS, and Tio to its president and principal stockholder in a transaction accounted for as a sale. In addition, in March 1999, 90% of TechTel was sold to various parties. In November 1999, the Company sold its 10% holdings in TechTel (See Note 2).

    (B)   Principles of Consolidation

          The 1999 financial statements include the operating activity of the subsidiaries RCP, BTS, Tio, and Techtel through the sale date of March 16, 1999. The investment in TechTel was recorded at a zero cost and accounted for using the cost basis from March 1999. All significant intercompany transactions have been eliminated in consolidation.

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

     (E)  Investments

          The Company accounts for investments in marketable equity securities in accordance with Statement of Financial Accounting Standards Number 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are characterized by the Company's intent to sell them in the near term, while available-for-sale securities are those securities that do not qualify as trading securities. Trading securities are carried at fair value, with unrealized trading gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method (see Note 2).

                                       F7

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999


     (F)  Stock Options

          In accordance with Statement of Financial Accounting Standards Number 123, the Company has elected to account for stock options and warrants issued to employees under Accounting Principles Board Opinion Number 25 and related interpretations. The Company accounts for stock options and warrants issued to consultants and other non-employees under the fair value method of Statement of Financial Accounting Standards 123.

     (G)  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (H)  Loss Per Share

          Net income (loss) per common share for the years ended September 30, 2000 and 1999 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized in 2000 and 1999 since the effect was anti-dilutive. At September 30, 2000, there were 666,000 shares of common stock underlying outstanding options and 14,670,552 shares of common stock underlying warrants outstanding, which could potentially dilute future earnings per share.

     (I)  Reclassifications

          Certain   amounts  in  the  1999   financial   statements   have  been
          reclassified to conform with the 2000 presentation.

Note 2   Reorganization Agreement and Sale of Subsidiaries

On March 16, 1999 (the "Sale Date"), a Reorganization Agreement (the "Agreement") was entered into between the Company and Mr. Peplin, the principal stockholder and former president of the Company. Under the terms of the Agreement, as amended, the Company conveyed to the order of Mr. Peplin, and Mr. Peplin accepted, all of the Company's right, title, and interest in and to all of the capital stock of T2U Co., BTS, and Tio (the "Subsidiaries"), expecting that Mr. Peplin would designate a newly organized corporation to assume ownership of the Subsidiaries. The transaction was accounted for as a sale, at fair market value, the consideration being an assumption of net liabilities by Mr. Peplin. The Company agreed to pay all reasonable costs required to effect a liquidation of the Subsidiaries by Mr. Peplin's designee pursuant to Chapter 7 of the United States Bankruptcy Code and to defend any resulting litigation or regulatory actions provided that all work required is effected through the Company's attorneys. Furthermore, the Company agreed to spin out 20% of the capital stock of TechTel to the Company's stockholders and to use the remaining 80% of the capital stock of TechTel to settle outstanding liabilities of TechTel to Mr. Peplin, to a principal of Yankees and to other persons, based on negotiations to be conducted by Yankees. Mr. Peplin irrevocably agreed that any net assets remaining after liquidation of the Subsidiaries would be used to pay taxes and liabilities of TechTel guaranteed by Mr. Peplin or the Company, with the net balance returned to the Company, such net balance interest to be represented by a security interest memorialized in one or more Forms UCC-1 to be filed in each state in which the Subsidiaries have any assets. Ultimately, 90% of TechTel common stock was transferred to Mr. Peplin and others in a transaction accounted for as a sale, the consideration being the assumption by the transferees of all liabilities of TechTel. The TechTel spinout discussed above never occurred. In November 1999, the interest of all stockholders in TechTel, including the Company, was acquired by FON Digital Network, Inc. ("FON"), an OTC Bulletin Board company. FON issued 50,000 shares to various parties including 5,000 to the Company in exchange for TechTel shares. The shares were recorded at zero cost due to the de minimis value.


                                       F8

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999



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

Note 3   Property and Equipment

On October 1, 1999, the Company received a notice of proposal to retain collateral pursuant to a security agreement dated August 14, 1998 in full satisfaction of the obligation secured by the security agreement totaling $275,000 at September 30, 1999. Equipment, which had been recorded at a book value of $275,000, was repossessed.

Depreciation of $4,500 on the equipment of a subsidiary is included in 1999 for the period up to the subsidiary sale date of March 16, 1999. (See Note 2)

Note 4   Loss on Impairment of Stock

Impairment of $2,900 on the stock held for investment was recognized in 1999. The stock was owned by a subsidiary, which was sold in March 1999.

Note 5   Notes Payable

The following schedule reflects loans payable at September 30, 2000:

Note payable, interest at 10% per annum, due and payable on July 30, 1999.Holder may convert any portion of the principal balance into shares of the  Company's common stock at a conversion  price of $0.40
per share.  In default as of August 1, 1999.                          100,000
                                                                     ----------
                                                                     $ 100,000
                                                                     ==========

On May 30, 2001, the $100,000 note and related accrued interest was settled for 1,844,444 shares of the Company's common stock. (See Note 12)

Note 6   Guaranteed Loans

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

On August 19, 1998, an extension agreement (the "Extension Agreement") was entered into between the Borrower and the Guarantors.

In 1999, Deutsche Financial Services Corporation filed a consent arbitration award based upon alleged breach of the extension agreement. Due to matters relating to the execution of the consent arbitration award, the Company repudiated its signing of the extension agreement and has taken the position that the consent arbitration award entered pursuant to the extension agreement is not legally binding (see Note 10).

Based on the contingency to Colmena Corp. relating to the initial guarantee, the Company has recorded the liability of $331,000 plus accrued interest of $108,000 on its records as of September 30, 2000.

                                      F9

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999


Note 7   Income Taxes

There was no current income tax provision for the years ended September 30, 2000 and 1999 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense for the years ended September 30, 2000 and 1999 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                     2000               1999
                                               --------------     --------------

Computed "expected" tax expense (benefit)       $   (204,576)    $      (64,258)
Non-deductible stock based compensation              150,772            517,812
Effect of net operating loss carry forwards           53,804           (453,554)
                                               --------------    ---------------
                                                $          -      $           -
                                               --------------     --------------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 31, 2000 and 1999 are as follows:

                                                     2000               1999
                                                --------------     -------------
Deferred tax assets:
Net operating loss carryforward                $   1,076,879      $   1,023,075
Stock based compensation                           4,912,192          4,761,420
                                                --------------     -------------
Total gross deferred tax assets                    5,989,089          5,784,495
Less valuation allowance                          (5,989,089)        (5,784,495)
                                                --------------     -------------
Net deferred tax assets                        $           -      $           -
                                                --------------     -------------

At September 30, 2000, the Company had net operating loss carry forwards of approximately $3,167,291 for income tax purposes, available to offset future taxable income expiring on various dates through 2020.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization (See Note 2) and the ceasing of all operations, it is more likely than not that, the deferred tax assets will not be realized.

The valuation allowance at September 30, 1999 was $5,784,495. The net change in the valuation allowance was an increase of $204,594.

Note 8   Stockholders' Equity (Deficiency)

     (A)  Stock Issuances

          In June 1999, the Company issued 250,000 common shares as a settlement. The shares were valued at $25,000 based on the trading price of the shares at the settlement date and an expense was recorded.

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

                                      F10

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999

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

          On May 4, 2000, 200,000 common shares were issued under an employment agreement and on May 4, 2001, another 200,000 were issuable (see Note 9(B)).

          On May 11, 2000 (the "Settlement Date"), the Company settled various disputes with an individual by issuing 136,147 of its common shares. The Company recorded an expense of $4,086 based on the trading price of the common shares on the Settlement Date.

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

          In  September  2000,   200,000  common  shares  were  issued  under  a
          consulting agreement. An expense of $4,000 was recognized in 2000 based on the trading price on the vesting date.

          During  1999  and  2000,   8,826,566  and  21,014,538  common  shares,
          respectively, became subject to the consultant warrants. Of the total 29,341,104 shares of common stock underlying the warrants with an aggregate exercise price of $80,000, 14,670,552 are considered as having been issuable based on a $40,000 payment for exercise made through September 30, 2000, 6,000,000 of which have been issued, leaving  8,670,552  issuable as of  September  30,  2000.  The Company cannot issue such shares until its articles of incorporation are amended to increase the authorized common shares (see Notes 8(C) and
          9). The Company understands that certain stockholders may seek to take action increasing its authorized capital stock by written consent in lieu of a meeting, if such stockholders can meet the requirements of Delaware law as well as the exemptive provisions of Commission Rule 14a-2(b)(2), pertaining to exempt proxy solicitations, without triggering Schedule 14-C information schedule dissemination requirements.

     (B)  Stock Option Plan

          On February 27, 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan (the "Plan") to provide added incentive for high levels of performance to officers, directors, employees, consultants, and independent contractors of the Company. Options granted under the plan are designed either as incentive stock options or as non-qualified stock options. The plan will terminate on February 27, 2008, unless earlier terminated.

          The Stock Option Plan authorizes options for the purchase of up to an aggregate of 600,000 shares of the Company's common stock. The Company grants non-qualified and incentive stock options. Non-qualified options may be granted to officers, employees, directors, consultants, independent contractors, or other service providers of the Company at an exercise price determined by the Stock Option Plan Committee of the Company's Board of Directors (the "Committee") which shall be at least equal to 85% of the fair market value of the common stock at the date of the grant. Incentive stock options may only be granted to officers, employees, and directors, who are also employees of the Company at an exercise price determined by the Committee, which shall not be less than 100% of the fair market value of the common stock at the date of grant and may not be less than 110% of the fair market value of the common stock at the date of grant if granted to an individual owning more than ten percent of the total combined voting power.

                                      F11

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999

          Options are exercisable at dates and conditions determined by the Committee at the time of grant. However, an option may not be exercised after the expiration of 10 years from the date it is granted. In the case of incentive stock options the term may not exceed five years if granted to an option holder owning more than ten percent of the total combined voting power. Through the date of this report, no stock options have been granted under the plan.

     (C)  Warrants and Options

          The Company granted options to purchase 300,000 shares of common stock in January 1999 at an exercise price of $0.05 expiring January 2002. Pursuant to APB25, an expense of $21,600 was recognized in 1999 pro rata over the service period based on the trading price of the underlying common stock on the grant date.

          The Company granted options to purchase 296,000 shares of common stock to directors and officers in January 2000 at an exercise price of $0.02 expiring December 2002. A compensation expense of $4,440 was recognized in 2000 under the intrinsic value method of APB 25.

          The Company granted options to purchase 70,000 shares of common stock in March 2000 to a director at an exercise price of $0.05 expiring January 2002. A compensation expense of $1,050 was recognized in 2000 under APB 25.

          The Company issued warrants for the purchase of 8,326,530, 21,014,574, and 5,833,332 shares of common stock to a consultant in fiscal years 1999, 2000, and 2001, respectively (see Note 9). A consulting expense of $1,501,378, $432,125, and $460,000 was recognized in 1999, 2000, and 2001, respectively, based on the fair value options pricing method of SFAS 123. As of September 30, 2000, 14,670,552 of these warrants were exercised at an effective exercise price as of September 30, 2000 of $0.0027 per share with 8,670,552 of such common shares issuable pending increase of the authorized shares of the Company (see Notes 8(A) and 9).

     (D)  Pro Forma Disclosures

          In accordance with Statement of Financial Accounting Standards 123, for options issued to employees, the Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion Number 25 and related interpretations. Accordingly, $7,323 and $4,167 were charged to compensation during 2000 and 1999, respectively, since the fair market value of the common stock based upon the trading price at the grant date exceeded the exercise price. Had compensation cost been recognized based on the fair market value of the options on the grant date consistent with Statement of Financial Accounting Standards 123, the Company's change in net loss for the year ended September 30, 2000 was not material and the net loss for the year ended September 30, 1999 would have been increased to the pro forma amounts as follows:

                                                    1999
                                            ---------------
          Net loss:
          As reported                      $     (290,296)
          Pro Forma                        $     (291,196)

          Net loss per share:
          As reported                      $        (0.03)
          Pro Forma                        $        (0.03)

          The effect of applying Statement of Financial Accounting Standards 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

                                      F12

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999

Note 9   Commitments and Contingencies

     (A)  Consulting Agreement Between The Company and a Consultant

          As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue within the first 365 days of the Agreement (the "Initial Term") to the Consultant options designated as Class A options to purchase shares of the Company's common stock at an aggregate exercise price of $40,000, in an amount equal to 51% of the Company's common stock at the time exercise was completed.

          At the date of the Consulting Agreement, 8,066,326 shares of common stock would have been issuable, had the Class A options been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options were exercisable from the 10th day until the 365th day following the Effective date. The term of Class A options was amended in January 2, 2000 to extend the term for exercise to the later of December 31, 2002 or the 100th day following the date the Company becomes current in its SEC filings under the Exchange Act. (See Notes 8 and 9)

          For additional services provided, during the initial term, the Company agreed to pay the following consideration:

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

               On January 4, 2000, the Agreement was amended a second time to modify the required payments to the Consultant based on the Consultant's standard hourly rates, by permitting the Consultant to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase the Consultant's ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000 and to clarify the Consultant's preferential rights to subscribe for additional securities at a purchase price of 50% of the fair market value. The term of the warrants was extended to the later of December 31, 2002 or the 100th day after the Company registers the stock underlying any unexercised warrants.

               On January 4, 2001, a third amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees and changed the discounts as noted in item (a)(ii) above to a discount of 10% from the lowest price at which such services are offered to any other person, and eliminated the 5% introduction fee. All provisions from prior agreements regarding issuance of warrants remain intact.

               See  Note  8  for  warrant   grants  and  exercise   under  these
               agreements.

                                      F13

                                 Colmena Corp.
                            Statements of Operations
                    Years Ended September 30, 2000 and 1999


     (B)  Employment Agreements

          The Company entered into an employment agreement on May 4, 1999 expiring May 3, 2000 and automatically renewing unless terminated, to employ its President. Compensation is 200,000 common shares of the Company each year payable only upon the 365th day of service (the "vesting date"), and certain commissions or fees based on stipulated criteria. Based on this contingency the Company recorded compensation expense over the one-year service period based on the estimated fair market value on the vesting date resulting in the expense of $4,167 in 1999 and $1,833 in 2000. An additional 200,000 shares are issuable based on the service period ending in May 2001. The agreement terminated in May 2001.

          The Company entered into an employment agreement on January 12, 2000 with a term through the later of December 31, 2000 or the election of a new Secretary, to employ its corporate secretary (the "Secretary"). Compensation is 24,000 common stock options pro rata each year exercisable at $0.02 per share, beginning January 1, 2001 through December 31, 2001. In addition, the Secretary shall receive certain commissions or fees based on stipulated criteria. On January 29, 1999, the Secretary was granted 20,000 shares and on January 3, 2000, the Secretary was granted 24,000 shares. The stock options vest immediately and are recorded as compensation expense over the service period under the intrinsic value method of APB 25, at the trading price of the underlying common stock on the vesting date, resulting in an expense in 1999 of $75 and in 2000 of $655.

          Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "President") pursuant to which he is engaged as the Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the President gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the President's services, the Company has agreed to compensate him at the rate of $50.00 per hour of services to the Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month in shares of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

          Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "Secretary") pursuant to which she is engaged as the Company's vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Secretary gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Secretary's services, the Company has agreed to compensate her according to the Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000 per month, for time actually devoted to her duties on behalf of the Company. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

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

     (C)  Bell South Agreement

          In November 1999, the Company entered into a two-year agreement with Bell South Telecommunications, Inc. to become an alternative local exchange telecommunications company ("CLEC") in stipulated states. The Company has not activated its service and has no obligation under the agreement until usage begins.

                                      F14

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999

Note 10   Legal Matters

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

      (B) Filing of Litigation: Deutsche Financial Services Corporation versus BTS, Mr. Peplin, and the Company

          Subsequent to the balance sheet date, on October 8, 1999, Deutsche Financial Services Corporation caused a Consent Arbitration Award in the amount of $348,858 plus interest at the per annum rate of prime plus 6.5% from August 1, 1998 less any sums received pursuant to the Extension Agreement referred to below, to be entered against the Company and others based on the Company's purportedly having consented to such award. The Company signed the Consent Award after having signed a loan extension agreement (the "Extension Agreement") in August of 1998, along with the Company's former President (Mr. Peplin). Because the Company agreed to the terms of the Extension Agreement, and the accompanying Consent Arbitration Award, on the express condition that two additional parties (Mr. and Mrs. Sethi) would sign them both and be similarly bound by them, and because these additional parties did not sign the Extension Agreement by September 15, 1998, the time that the payment of $348,858 was due under the Extension Agreement, the Company repudiated its signing of both the Extension Agreement and the Consent Arbitration Award. Accordingly, the Company takes the position that the Consent Arbitration Award exceeded the jurisdiction of the arbitration and consequently, is not binding and enforceable. (See Note 6 for contingent liability accrued as of September 30, 2000.)

     (C)  Ziff Davis, Inc. vs. BTS

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

      (D) Various Creditor Claims

          The Company has judgments and claims against it aggregating $101,300. The $101,300 was expensed in 1999 and remains accrued by the Company as of September 30, 2000.

Note 11  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $36,568 in 2000 and had a working capital deficiency of $722,021 and an accumulated deficit of $17,505,061 at September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company  maintains a license as a telephone service reseller with Bell South
and   management   looks   to   expand   on  such   operations,   or   locate  a
merger/acquisition candidate.

                                      F15

                                 Colmena Corp.
                          Notes to Financial Statements
                    Years Ended September 30, 2000 and 1999


Note 12  Subsequent Events

     (A)  Stock Issuances

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

          On May 30, 2001 (the "Settlement Date"), the Company settled a note payable of $100,000 plus accrued interest of $38,333 by issuing 1,844,444 of the Company's common stock to the creditor who was also a consultant. Based on the $0.075 trading price of the common stock on the Settlement Date, the Company had no gain or loss on settlement. The settlement also terminated all potential obligations under the consulting agreement. (See Note 5)

          In July 2001, 2,000,000 of the 8,670,552 common shares issuable under the consultant warrants were issued.

          As of May 2001, the Company is obligated to issue 200,000 common shares to a former president and current Chairman of the Board under his employment agreement, which has terminated (see Note 9).

     (B)  Warrants and Options

          The Company granted options to purchase 400,000 shares of common stock to directors and officers in January 2001, at an exercise price of $0.05 per share, for services. These warrants expire on December 31, 2002. Compensation expense will be recognized immediately based on the intrinsic value method under APB 25.

          The Company granted options to purchase 36,000 shares of common stock to two directors in July 2001 at an exercise price of $0.02 for services performed in year 2000. These options expire December 31, 2002. An expense of $2,880 was recognized immediately based in the intrinsic value method under APB 25.



                                    Page F16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     In response to this item, our Company incorporate by reference its response to Item 4 of our Company's report on Form 8-KSB filed with the Commission on June 25, 2001, as permitted by Commission Rule 12b-23.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS   AND  CONTROL   PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

     As of September 30, 2000, the following persons served as our Company's directors and executive officers:

Name                     Age (1)  Term (2)  Positions
----                     -----    --------  ---------
Anthony Q. Joffe         58       (3)(4)    President, director, chairman of the
                                               board of directors
Charles J. Champion, Jr. 34       (3)(5)    Director  and  member  of  the audit
                                              committee
Vanessa H. Lindsey       30       (3)(6)    Secretary and director
Lawrence R. Van Etten    64       (7)       Director
Robert S. Gigliotti      52       (8)       Director


Material Subsequent Event

     As of August 31, 2001, the following persons served as our Company's directors and executive officers:

Name                     Age (1) Term (2)  Positions
----                     ------  --------  ---------
Anthony Q. Joffe         58      (3)(4)   Director , chairman  of the board of
                                            directors.
Charles J. Champion, Jr. 34      (3)(5)   Director  and  chairperson   of  the
                                            audit committee
Vanessa H. Lindsey       30      (3)(6)   Vice-President, Secretary and Director
Lawrence R. Van Etten    64      (7)      Director
Kevin W. Dornan          49      (9)      General counsel
Robert S. Gigliotti      52      (8)      Director  and  member  of   the  audit
                                            committee
Edward C. Dmytryk        55      (10)     President, Chief Executive Officer and
                                            Director

(1)  As of August 31, 2001.
(2) All directors were elected for a term ending at such time as his or her successor is elected at the next annual meeting of our Company's stockholders and is qualified in office, and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation that may survive their termination.
(3)  Term started on January 12, 1999.
(4) Mr. Joffe was elected as a member of our Company's board of directors on January 12, 1999, as the chairman of our Company's board of directors in March 1999, as our Company's president on May 4, 1999 and resigned as President and Chief Executive Officer on May 14, 2001, but remains as its Chairman and a director.
(5) Mr. Champion became the chairperson of the audit committee on November 4, 1999.
(6) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as our Company's Vice-President on June 14, 2001.
(7) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000.
(8) Mr. Gigliotti was elected as a member of our Company's board of directors on December 11, 1997, and a member of the audit committee on October 27, 2000.
(9) Mr. Dornan was elected as our Company's general counsel effective June 18, 2001.
(10) Mr. Dmytryk was elected as a member of our Company's board of directors and as its president and chief executive officer on May 14, 2001.

Biographies of Directors and Executive Officers

Anthony Q. Joffe,
Director and Chairman, Former President and Chief Executive Officer.

     Mr. Joffe's biography is incorporated by reference from our Company's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Edward C. Dmytryk,
Director, President and Chief Executive Officer.

     Mr. Dmytryk's biography is incorporated by reference from our Company's report on Form 10-QSB for the quarter ended March 31, 1999, as permitted by Commission Rule 12b-23.

Charles J. Champion, Jr.,
Director, current audit committee chair.

     Mr. Champion's biography is incorporated by reference from our Company's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Vanessa H. Lindsey,
Vice-President, secretary and director.

     Mrs. Lindsey's biography is incorporated by reference from our Company's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Robert S. Gigliotti,
Director, audit committee member.

     Mr. Gigliotti's biography is incorporated by reference from our Company's report on Form 10-KSB for the fiscal year ended September 30, 1998, as permitted by Commission Rule 12b-23.

Lawrence R. Van Etten,
Director.

     Mr. Van Etten's biography is incorporated by reference from our Company's report on Form 10-KSB for the fiscal year ended September 30, 1999, as permitted by Commission Rule 12b-23.

Kevin W. Dornan, Esquire,
General Counsel

     Mr. Dornan's biography is incorporated by reference from our Company's report on Form 10-KSB for the fiscal year ended September 30, 1999, as permitted by Commission Rule 12b-23

Other Material Personnel

     In addition to our Company's directors and executive officers, since January 1999 William A. Calvo, III and Leonard Miles Tucker have also provided material services to our Company through Yankees, in which they serve as directors and executive officers and which they and their families own. Because Yankees has the right to acquire up to 75% of our Company's securities, it should also be deemed a control person of our Company.

Family Relationships.

     There are no family relationships among the current officers and directors of our Company.

Involvement in Certain Legal Proceedings.

     Based on information provided in response to our Company's legal counsel, except as otherwise disclosed in this report, during the five year period ending on September 30, 2000, no current director, person nominated to become a director or executive officer, and no promoter or control person of our Company has been a party to or the subject of:

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

Compliance with Section 16(a) of the Exchange Act

     To the best of our Company's knowledge, no one subject to Section 16(a) of the Exchange Act engaged in any transactions in our Company's securities during fiscal year 2000, except with reference to receipt of securities from our Company as described in this report.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

                  Annual Compensation                Awards                          Payouts
                                                                    Securities
                                            Other                   Underlying       Long
Name and                                    Annual   Restricted     Options &        Term           All
Principal                                   Compen-  Stock          Stock Apprecia-  Incentive      Other
Position          Year     Salary   Bonus   sation   Awards         tion Rights      Payouts        Compensation
-------------     ----     ------   -----   ------   ------         -----------      -------        ------
Mr. Joffe (1)     2000     *        *       *        200,000        *                *              *
Mr. Joffe (1)     2001     *        *       *        *              200,000          *              *
Mr. Dmytryk       2001     (2)      *       *        *              *                *              *
Mrs. Lindsey      2001     (2)      *       *        *              *                *              *
Mr. Dornan        2001     (2)      *       *        *              *                *              *


(1) Mr. Joffe was elected as a member of our Company's board of directors on January 12, 1999, as the chairman of our Company's board of directors in March 1999, as our Company's president on May 4, 1999 and resigned as President and Chief Executive Officer on May 14, 2001.

(2) See Employment Contracts, Termination of Employment and Change in Control Arrangements; Material Subsequent Events section below.

*    Not Applicable

Options and Stock Appreciation Rights Grants Table

For Fiscal Year Ended September 30, 2000:

                Quantity of        Percentage of Total
                Securities         Options or Stock
                Underlying         Appreciation      Exercise
                Options & Stock    Rights Granted    or Base
                Appreciation       to Employees      Price Per  Expiration
Name            Rights Granted     In Fiscal Year    Share      Date
----            --------------     --------------    -----      -----
Mrs. Lindsey    24,000             100%             $0.02     December 31, 2002

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
None

Long Term Incentive Plan Awards Table

Long Term Incentive Plans - Awards in Last Fiscal Year


                                       Performance
                           Number      or Other
Name                       of Units    Period Until
of                         or Other    Maturation
Executive Officer          Rights      or Payout   Threshold   Target  Maximum
-----------------          ------      ---------   ---------   ------  -------
Not Applicable

Compensation of Directors

Standard Arrangements

     As of December 30, 2000, the members of our Company's board of directors and officers were compensated through the grant of warrants to purchase shares of our Company's common stock, as disclosed in the following table:

                                  Date of    Expiration  Exercise    Underlying
Name & Category                   Option     Date        Price         Shares
---------------                   ------     ----        -----         ------
Anthony Q. Joffe (1)(4)           (5)        (8)         $0.02         72,000
Charles J. Champion, Jr. (1)(4)   (5)        (8)         $0.02         72,000
Robert S. Gigliotti (1)(4)        (5)        (8)         $0.02         60,000
Penny Fields(1)(4)                (5)        (8)         $0.02          8,000
Vanessa H. Lindsey (1)(4)         (5)        (8)         $0.02         60,000
Vanessa H. Lindsey (2)            (5)        (8)         $0.02         24,000
Robert S. Gigliotti (1)(3)        (6)        (9)         $0.05         70,000
Lawrence R. Van Etten (1)(4)      (7)        (8)         $0.02         28,000
David K. Cantley(1)(4)            (7)        (8)         $0.02          8,000
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

     At Yankees recommendation, on January 3, 2000, our Company adopted a plan to compensate its directors based on set quantities of options for service on the board of directors and for services on committees of the board of directors, for services chairing the board of directors and its committees; with forfeiture provisions in the event of non- participation. Because the plan was not ratified by the stockholders within one year after its adoption, no incentive stock options may be issued thereunder, and the plan is now limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

Material Subsequent Event

     As of August 31, 2001, the members of our Company's board of directors were compensated through the grant of warrants to purchase shares of our Company's common stock, as disclosed in the following table:

                             Date of   Expiration    Exercise         Underlying
Name & Category              Option    Date          Price            Shares
---------------              ------    ----          -----            ------
Anthony Q. Joffe (1)         (2)       (3)          $0.05            100,000
Charles J. Champion, Jr.(1)  (2)       (3)          $0.05            100,000
Robert S. Gigliotti (1)      (2)       (3)          $0.05            100,000
Vanessa H. Lindsey (1)       (2)       (3)          $0.05            100,000
------------
(1)      Directors  who have  served on the board  for one or more   years and
         received additional compensation
(2)      January 11, 2001
(3)      December 31, 2002

Employment Contracts, Termination  of   Employment   and  Change   in    Control
  Arrangements.

     During the fiscal year that started on October 1, 1999 and ended on September 30, 2000, our Company had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except as set forth below.

Employment Agreements

Mr. Joffe

     On May 4, 1999, our Company's board of directors elected Anthony Q. Joffe as its president. The agreement was for a term of one year, with renewal thereafter from year to year unless the Company or Mr. Joffe gave at least 60 days notice prior to the end of the then - current term of an intention not to renew, and contained confidentiality & non-competition clauses. Mr. Joffe was to be compensated for his services with 200,000 shares of the Company's common stock, provided he remained employed for 365 consecutive days, was not discharged for cause, and complied with all of his obligations under the employment agreement. A copy of the Joffe employment agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.

     As a material subsequent event Mr. Joffe gave the required notice of his intention not to renew after the initial 1 year term, and the agreement terminated as of May 3, 2001. A copy of the Joffe employment agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.

Mrs. Lindsey

     On January 12, 1999, our Company's board of directors elected Vanessa H. Lindsey as its secretary. Our Company has agreed to compensate Mrs. Lindsey for her services as secretary until December 31, 2000, by granting her a non-qualified stock option pursuant to our Company's Stock Option Plan to purchase 24,000 shares of our Company's common stock at a price of $0.02 per share, exercisable during the period starting on January 1, 2001 and ending on December 31, 2002. A copy of the agreement to serve as corporate secretary was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.

Material Subsequent Events

     Effective June 14, 2001, our Company entered into an employment agreement with Mr. Dmytryk pursuant to which he is engaged as our Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either our Company or Mr. Dmytryk gives at least 60 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mr. Dmytryk's services, our Company has agreed to compensate him at the rate of $50.00 per hour of services to our Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month, and is currently paid by an equivalent amount of our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mr. Dmytryk's employment agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1999.

     Effective June 14, 2001, our Company entered into an employment agreement with Mrs. Lindsey pursuant to which she is engaged as our Company's vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either our Company or Mrs. Lindsey gives at least 60 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mrs. Lindsey's services, our Company has agreed to compensate her according to our Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000.00 per month, for time actually devoted to her duties on behalf of our Company. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mrs. Lindsey's employment agreement was filed as an exhibit to our

Company's report on Form 10-KSB for the year ended September 30, 1999.

     Effective June 18, 2001, our Company engaged Kevin W. Dornan, Esquire, as its general counsel. As consideration for his services, our Company has agreed to compensate him according to our Company's pro rata share (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $40,000.00 per year and (2) $2,500.00 per month in common stock. The stock portion is paid at the end of each month, and is paid by an equivalent amount of our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mr. Dornan's engagement agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1999.

Report of Re-Pricing of Options or Stock Appreciation Rights

     During the report period (October 1, 1999 until September 30, 2000), to the best knowledge of our Company, the former management did not re-price any options or stock appreciation rights previously granted to any of our Company's executive officers, whether by amendment, cancellation or replacement grants, or any other means.

     Except as disclosed below, our Company has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated. As material subsequent events, during the period commencing on January 12, 1999 and ending on the date of this report, our Company took the following actions:

1. The consulting agreement with Yankees was renegotiated during January of 2000 at our Company's request, due to its inability to start making the cash payments called for by the original agreement. As a result of the amendment, Yankees option was increased from the right to purchase 51% of our Company's common stock for $40,000 to the right to purchase 75% of our Company's common stock for $80,000, in consideration for Yankees' agreement to waive its hourly and licensing fees for services to our Company until December 31, 2000. On January 4, 2001, our Company and Yankees entered into a new strategic consulting agreement, pursuant to which Yankees will bill at its standard hourly rates for all work as to which a prior written arrangement with different terms has not been entered into; however, no hourly billable services will be provided except at the Client's specific request, and the service of Yankees' directors, Messrs. William A. Calvo, III, and Leonard Miles Tucker, will be provided at the fixed rate of $10,000 (a substantial reduction in historical fees accrued on an hourly basis) per month, in the aggregate, payment for which will be deferred and accrued until adequate funds become available. The agreement also permits Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock.

2. On or about January 3, 2000, the expiration date of the options granted to the members of our Company's board of directors and its executive officers who assumed office on and after January 12, 1999, was extended until January 12, 2001. In January of 2001, the options were extended until January 12, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the end of the Report Period

     As of September 30, 2000, our Company's only currently outstanding voting securities were 15,772,265 shares of common stock, $0.01 par value. The following tables disclose information concerning ownership of our Company's common stock by officers, directors and principal stockholders (holders of 5% or more of our Company's common stock) as of such date. Our Company's outstanding shares of common stock for purposes of these calculations, include both outstanding securities as of the report date and securities which a named person had a right to acquire within 60 days following the report date (September 30, 2000). Consequently, the number of shares deemed outstanding for purposes of the first table (principal stockholders) will vary materially from those deemed outstanding for purposes of the second table (executive officers and directors).

     Footnotes to all tables follow the second table after "Material Subsequent Events."

Security Ownership of Certain Beneficial Owners

     As of September 30, 2000, the following persons (including any "group") were, based on information available to our Company, beneficial owners of more than fivepercent of our Company's common stock (its only class of voting securities). Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares with respect to which such persons had the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the report date. For purposes of Table A, 39,113,369 shares of our Company's common stock are assumed to be outstanding.

                                           Amount
                                           and Nature                Percent
                                           Of Beneficial             of
Name and Address of Beneficial Owner (1)   Ownership (2)             Class
----------------------------------------   -------------             -----
Richard C. Peplin, Jr.                      2,202,041 (3)             5%
25100 Detroit Road;
Westlake, Ohio 44145

The Yankee Companies, Inc.
(and its affiliates)(4)(5)                  8,000,000 (5)             20%
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.


Security Ownership of Management

     As of September 30, 2000, the following table discloses our Company's common stock (the only outstanding class of equity securities for our Company, its parents or subsidiaries held by persons other than our Company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and, all directors and executive officers of our Company as a group, without naming them. The table shows in column 2 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons had the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the report date. For purposes of this table, 16,142,265 shares of our Company's common stock are assumed to have been outstanding based on the options to acquire shares of our Company's common stock exercisable within the next 60 days held by the persons listed.

Name and Address of                       Amount         Nature of       Percent
Beneficial                                Of Equity      Beneficial      of
Owner    (1)                              Owned          Ownership       Class
-----    ---                              -------        ---------       -----
Robert S. Gigliotti                       160,000          (6)            0.01%
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

Anthony Q. Joffe                          270,000          (8)            0.02%
101 Southwest 11th Avenue;
Boca Raton, Florida 33486

Vanessa H. Lindsey                        220,000         (11)            0.01%
340 Southeast 55th Avenue;
Ocala, Florida 34471

Charles J. Champion                        70,000         (12)           0.005%
Post Office Box 952259;
Lake Mary, Florida 32795

Lawrence R. Van Etten                     136,147         (13)           0.005%
1601 North 15th Terrace;
Hollywood, Florida 33020

All officers and directors as a group     856,147          (2)              5 %

Material Subsequent Events

     Our Company has issued a material quantity of its common stock (its only class of outstanding securities) since the report date (September 30, 2000). As of August 31, 2001, our Company's only currently outstanding voting securities are 19,975,212 shares of common stock, $0.01 par value, held by approximately 518 registered holders of record and approximately 338 additional holders whose securities are registered in "street name" (e.g., held in the names of brokers or dealers in securities or their designees, the Depository Trust Company, etc.). The following tables disclose information concerning ownership of our Company's common stock by officers, directors and principal stockholders (holders of 5% or more of our Company's common stock). Our Company's currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of August 31, 2001, and include both currently outstanding securities and securities that a named person has a right to acquire within 60 days following the date of this report. Consequently, the number of shares deemed outstanding for purposes of the first table (principal stockholders) will vary materially from those deemed outstanding for purposes of the second table (executive officers and directors).

Security Ownership of Certain Beneficial Owners

     As of August 31, 2001, the following persons (including any "group") are, based on information available to our Company, beneficial owners of more than five percent of our Company's common stock (its only class of voting securities). Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report. For purposes of Table A, 58,572,844 shares of our Company's common stock are assumed to be outstanding.

                                                Amount
                                                and Nature              Percent
                                                Of Beneficial           Of
                                                Ownership (2)           Class
Name and  Address  of  Beneficial  Owner (1)
----------------------------------------        -------------           -----
Tucker  Family  Spendthrift  Trust (4)          4,546,250               8%
2500 North  Military  Trail,
Suite 225; Boca Raton, Florida 33431.

The Yankee Companies, Inc.
(and its affiliates) (4)(5)                    38,856,133               66%
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.

Calvo Family Spendthrift Trust (6)              3,756,250               6%
1941 Southeast 51st Terrace;
Ocala, Florida 34471

Security Ownership of Management

     As of August 31, 2001, the following Table discloses our Company's common stock (the only outstanding class of equity securities for our Company, its parents or subsidiaries held by persons other than our Company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and all directors and executive officers of our Company as a group, without naming them. The table shows in column 3 the total number of shares beneficially owned and in column 4 the percent owned. Of the number of shares shown in column 2, the associated footnotes indicate the amount of shares, if any, with respect to which such persons have the right to acquire beneficial ownership as specified in Commission Rule 13(d)(1), within 60 days following the date of this report. For purposes of this Table, 21,085,212 shares of our Company's common stock are assumed to be outstanding based on the options to acquire shares of our Company's common stock exercisable within the next 60 days held by the persons listed. Footnotes follow this table.

Name and Address of                      Amount           Nature of      Percent
Beneficial                               Of Equity        Beneficial     of
Owner (1)                                Owned            Ownership      Class
---------                                -------          ----------     ------
Robert S. Gigliotti                      320,000          (7)             2%
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

Anthony Q. Joffe                         442,000          (8)             2%
101 Southwest 11th Avenue;
Boca Raton, Florida 33486

Vanessa H. Lindsey                       483,378          (11)            2%
340 Southeast 55th Avenue;
Ocala, Florida 34471

Charles J. Champion                      242,000          (12)            1%
Post Office Box 952259;Lake
Mary, Florida 32795

Lawrence R. Van Etten                    164,147          (13)            1%
1601 North 15th Terrace;
Hollywood, Florida 33020

Edward C. Dmytryk                         91,055          (9)             0.4%
315 Premier Vista Way;
St. Augustine, Florida 32080

Kevin W. Dornan, Esquire                  88,068         (10)             0.4%
5001 Southwest 20th Street;
Ocala, Florida 34474

All officers and directors as a group  1,830,648        (2)               9%

Footnotes to Tables of Principal Stockholders and Tables of Executive Officers and Directors

         The following footnotes apply to the preceding four tables:

(1) This table pertains to common stock, our Company's only outstanding equity securities.
(2)  Beneficial and record.
(3) Mr. Peplin served as our Company's president, chief executive officer, as a member of our Company's board of directors and as its chair from November 10, 1997 until May 4, 1999 (except that he resigned as chairman on March 3,
     1999). Lakewood Mfg. Co. is an entity controlled by Mr. Peplin and holds 793,944 shares of our Company's common stock.

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

(6) The Calvo family is comprised of Cyndi Calvo, William A. Calvo, III, her husband, William, Alexander and Edward, their minor sons.
(7) Mr. Gigliotti has served as a member of our Company's board of directors since December 11, 1997, and a member of the audit committee since November 4, 1999, and served as its secretary until January 12, 1999.
(8) Mr. Joffe has served as a member of our Company's board of directors since January 12, 1999 to present, as its president and chief executive officer from May 4, 1999 to May 14, 2001. Mr. Joffe is entitled to an additional 200,000 common shares for his services through May 2001.
(9) Mr. Dmytryk was elected as a member of our Company's board of directors, and as its president and chief executive officer on May 14, 2001.
(10) Mr. Dornan was elected as our Company's general counsel effective June 18, 2001.
(11) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as the Vice-President on June 14, 2001.
(12) Mr. Champion has served as a member of our Company's board of directors since January 12, 1999.
(13) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000.

Changes in Control

     As of the end of the report period (September 30, 2000), material changes in control have taken place (see "Part III, Item 9, Directors, Executive
Officers,  Promoters  and Control  Persons ...." for a discussion of how current management assumed control of our Company starting in January of 1999). As a result of the investments by Yankees and equity compensation to which Yankees is entitled under its consulting agreement with our Company, our Company's former principal stockholder (Mr. Peplin) can no longer control decisions by our Company's stockholders, although he has fully supported our Company's current management. Based on its current stock ownership and its option to acquire up to 75% of our Company's common stock, Yankees and its stockholders should be deemed to currently control our Company and to have the capacity to pass matters to be acted on at stockholders meetings. Except for the foregoing, to the best knowledge and belief of our Company, there are no arrangements, understandings, or agreements relative to the disposition of our Company's securities, the operation of which would at a subsequent date result in a change in control of our Company.

Parents of our Company

     As defined in Rule 405 of Commission Regulation C, a "parent" of a specified person is an affiliate controlling such person directly or indirectly through one or more intermediaries. The same rule defines an affiliate as a person that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, the person specified.

     The following table discloses all persons who were parents of our Company (as such term is defined in Securities and Exchange Commission Regulation C) as of September 30, 2000, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                 Basis for         Percentage of Voting
Name                             Control           Securities Owned
----                             -------           ----------------
Yankees & it's shareholders         *                     80%

* Stock ownership, options and consulting agreement. The discussion of Yankees association with our Company is discussed in Part I, Item 1,Description of Business of this report. Leonard Miles Tucker, a resident of Boca Raton, Florida, serves as Yankees' president and as a member of its board of directors; William A. Calvo, III, serves as Yankees' vice president, treasurer and as a member of its board of directors; Vanessa H. Lindsey (also an officer and director of our Company) serves as Yankees' secretary and chief administrative officer. Kevin W. Dornan (also our Company's general counsel) serves as Yankee's general counsel. Yankees is owned in equal shares by members of Mr. Tucker's family and Mr. Calvo's family.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this Item, as set forth below, is supplemented, to the extent it is not inconsistent with this report, by information contained in our Company's reports: on Form 10-KSB for the year ended September 30, 1998 and 1999; and the current report on Form 8-K filed with the Commission on June 25, 2001, all hereby incorporated by reference, as permitted by Commission Rule 12b-23,

Materially Adverse Proceedings

     Our Company is not aware of any proceedings involving its executive officers or directors adverse to our Company's interests.

Certain Business Relationships

As of the Report Date

     Except as specifically set forth below, none of our Company's directors or nominees for director:

(1) Was during the fiscal year ended September 30, 2000 (the "2000 fiscal year"), an executive officer of, or owned of record or beneficially in excess of ten percent equity interest in, any business or professional entity that made or proposed to make during the 2000 fiscal year, payments to our Company or its subsidiaries for property or services in excess of five percent of (i) our Company's consolidated gross revenues for the 2000 fiscal year, or (ii) the other entity's consolidated gross revenues for its 2000 fiscal year;

(2) Was during the 2000 fiscal year an executive officer of, or owned, or during the 2000 fiscal year owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which our Company or its subsidiaries made during the 2000 fiscal year, or proposed to make during the 2000 fiscal year, payments for property or services in excess of five percent of (i) our Company's consolidated gross revenues for its 2000 fiscal year, or (ii) the other entity's consolidated gross revenues for its 2000 fiscal year;

(3) Was during the 2000 fiscal year an executive officer of, or owned, or during 2000 fiscal year had owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which our Company or its subsidiaries was indebted at the end of our Company's 2000 fiscal year in an aggregate amount in excess of five percent of our Company's total consolidated assets at the end of such fiscal year;

(4) Was during the 2000 fiscal year a member of, or of counsel to, a law firm that our Company retained during the 2000 fiscal year or proposed to retain during the 2000 fiscal year, which had or was expected to result in payment of fees exceeding five percent of the law firm's gross revenues for that firm's last 2000 fiscal year;

(5) Was during the 2000 fiscal year a partner or executive officer of any investment banking firm that performed services for our Company, other than as a participating underwriter in a syndicate, during the 2000 fiscal year or that our Company proposed to have perform services during the 2000 fiscal year and the dollar amount of compensation received by an investment banking firm exceeded or was expected to exceed five percent of the investment banking firm's consolidated gross revenues for that firm's 2000 fiscal year; or

(6) Was during the 2000 year involved in any other relationships that our Company is aware of between the nominee or director and our Company that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).

Material Subsequent Events

     Except as specifically set forth below, during the period starting on October 1, 2000 and ending on August 31, 2001, none of our Company's directors or nominees for director:

(1) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity that has made during our Company's last full fiscal year, or proposes to make during our Company's current fiscal year, payments to our Company or its subsidiaries for property or services in excess of five percent of (i) our Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year;

(2) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which our Company or its subsidiaries has made during our Company's last full fiscal year, or proposes to make during our Company's current fiscal year, payments for property or services in excess of five percent of (i) our Company's consolidated gross revenues for its last full fiscal year, or (ii) the other entity's consolidated gross revenues for its last full fiscal year;

(3) Is, or during the last fiscal year has been, an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of ten percent equity interest in, any business or professional entity to which our Company or its subsidiaries was indebted at the end of our Company's last full fiscal year in an aggregate amount in excess of five percent of our Company's total consolidated assets at the end of such fiscal year;

(4) Is, or during the last fiscal year has been, a member of, or of counsel to, a law firm that the issuer has retained during the last fiscal year or proposes to retain during the current fiscal year, which has or is expected to result in payment of fees exceeding five percent of the law firm's gross revenues for that firm's last full fiscal year;

(5) Is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for our Company, other than as a participating underwriter in a syndicate, during the last fiscal year or that our Company proposes to have perform services during the current year and the dollar amount of compensation received by an investment banking firm exceeded or is expected to exceed five percent of the investment banking firm's consolidated gross revenues for that firm's last full fiscal year; or

(6) Is, or during the last fiscal year has been involved in any other relationships that our Company is aware of between the nominee or director and our Company that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601of Regulation S-B

     The response to this Item as contained in our Company's report on Form 10-KSB for the year ended September 30, 1997, 1998 and 1999, is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in our Company's: reports on Form 10-QSB for the quarters ended December 31, 1998 and March 31, 1999; and, the current reports on Form 8-K filed with the Commission on January 29, 1999, February 12, 1999, March 22, 1999, May 18, 1999 and June 25, 2001, and for the following additional exhibits filed herewith. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

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

(3)      (i)                    Articles of incorporation:

         3.1     (2)            Certificate of  Incorporation  of  the  company,
                                  dated July 17, 1995.
         3.2     (1)            Certificate  of  Amendment  of  Certificate   of
                                  Incorporation of the Company, dated November 10, 1997
         (ii)                   Bylaws:

         3.3     (2)            Bylaws of the company, dated July 17, 1995.
         3.4     (1)            Amended and Restated Bylaws of our Company,dated
                                  October 31, 1997.
         3.5     (8)            Amended  and  Restated  Bylaws  of  our Company,
                                  dated March 14, 2000.
         3.6     (32)           Amended and  Restated   ByLaws  of  our Company,
                                  dated September 17, 2001.

Designation      Page
of Exhibit       Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference   Description

(4)                             Instruments  defining   the  rights of  holders,
                                  including indentures:
         4.1     (2)              Specimen Common Stock Certificate
         4.2     (2)              (Form of) Stock Purchase Warrant
         4.3     (3)              (Form of) 10% Convertible Notes
         4.4     (4)            Registrant's 1998 Stock Option  Plan and   Forms
                                  of Incentive Stock Option
                                Agreement  and    Non-Qualified   Stock   Option
                                  Agreement.
         4.5     (8)            Yankees Warrant Agreement, effective January  5,
                                  1999
         4.6     (8)            Common  Stock  Purchase  Warrants  between   the
                                  directors and officers of  our  Company, dated
                                  January 29, 1999.
         4.7     (8)            Yankees   Amended   Warrant   Agreement,   dated
                                  December 30, 1999
         4.8     (8)            Amended Common Stock Purchase  Warrants  between
                                  the  directors  and officers of  our  Company,
                                  dated January 3, 2000.
         4.9     (8)            Registrant's  2000  Non-qualified  Stock  Option
                                  & Stock Incentive Plan, dated January 3, 2000.

(5)              *              Opinion re: legality

(6)              *

(8)              *              Opinion re: tax matters

(9)                             Voting trust agreements

(10)                            Material Contracts:

         10.1    (5)            Yankee Consulting Agreement,dated January 5,1999

         10.3    (6)            Reorganization Agreement with Richard C. Peplin,
                                  Jr., dated March 25, 1999
         10.4    (8)            Financing Agreement,Amended Financing Agreement,
                                  Extension Agreement with Dueutsche and BTS, dated February 26, 1997 and August 19, 1998.
         10.5    (8)            Customer  Billing  &  Collection  Contract  with
                                  International Telemedia  Associates, dated
                                  June 20, 1997.
         10.6    (8)            Loan  Agreement between  Wiseman  Family, Peplin
                                  and RCP, dated October 13, 1997.
         10.7    (8)            Consulting Agreement between  The Kaplan   Group
                                  and our Company, dated November  10,  1997
         10.8    (8)            Consulting Agreement between Robert S. Gigliotti
                                  and our Company, dated  November 10, 1997.
         10.9    (8)            Consulting   Agreement   between  Troy   Wiseman
                                  and our Company, dated November 10, 1997.
         10.10   (8)            Consulting Agreement and  Termination  Agreement
                                  between  Jeff  Outcalt and our Company,  dated
                                  November 10, 1997 and   May 1, 1998.
         10.11   (8)            Consulting  Agreement between Michael J. Feldman
                                   and our Company,dated November 10, 1997.
         10.12   (8)            Consulting  Agreement  between  Sohail  Quraushi
                                  and our Company, dated November 10, 1997.
         10.13   (8)            Purchase  Agreement  between Arnold Semler, Inc.
                                   and our Company, dated   November 10, 1997

Designation      Page
of Exhibit       Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference   Description

         10.14   (8)            Employment Agreement  between  Madhu Sethi   and
                                  our Company, dated February 18, 1998.
         10.15   (8)            Consulting Agreement between  SBV Holdings, Inc.
                                  and our Company, dated February   25, 1998.
         10.16   (8)            Investment  Banking    and   Advisory   Services
                                  Agreement with Strategica and our Company dated May 7, 1998.
         10.17   (8)            Employment Agreement between Richard C.  Peplin,
                                  Jr. and our Company, dated June 1, 1998.
         10.18   (8)            SBV Promissory Note, dated October 1, 1998.
         10.19   (8)            Settlement  Agreement  between  Madhu Sethi  and
                                  our Company, dated June 3, 1999.
         10.20   (8)            Supplemental Services Agreement between  Yankees
                                  and our Company, dated October 15, 1999
         10.21   (8)            Memorandum of Acquisition between  Fon   Digital
                                  Network, Inc. and TechTel Communications,Inc., dated November 1999.
         10.22   (8)            Agreement   between  Registrant  and   BellSouth
                                  Telecommunications,dated November 22,1999.
         10.23   (8)            Yankees Second Amendment to Consulting Agreement
                                 dated January 2, 2000
         10.24   (8)            Agreement  to  Serve   as  Corporate   Secretary
                                  between Vanessa Lindsey and our Company, dated January 3, 2000.
         10.25   (8)            Employment agreement  between  Anthony  Q. Joffe
                                  and our Company, dated January 3, 2000.
         10.26   (8)            Settlement Agreement  between  Jack  Levine  and
                                  our Company, dated January 17, 2000.
         10.27   (8)            Settlement Agreement between Lawrence  Van Etten
                                  and our Company, dated May 11, 2000.
         10.28   (8)            Settlement Agreement  between  Troy  D. Wiseman,
                                  Richard C. Peplin,Jr. and our Company, dated May 31, 2000.
         10.29   (7)            Strategic  Consulting  Agreement  with  Yankees,
                                  dated January 4, 2001.
         10.30   (7)            Settlement  Agreement  between  Patrick   Graham
                                  and our Company, dated November 8, 2000.
         10.31   (10)           Clarification Agreement, dated July 6, 2001,  to
                                  the  Reorganization  Agreement    with
                                Richard C. Peplin, Jr., signed   on  March   25,
                                  1999
         10.32   (10)           Settlement Agreement between  SBV Holdings   and
                                  our Company, dated May 31, 2001
         10.33   (10)           Strategic Consulting Agreement between   Yankees
                                  and our Company dated,  January 4, 2001.
         10.34   (10)           Clarification Agreement,dated July 23, 2001,  to
                                  the Employment Agreement with Richard C. Peplin, Jr., signed on June 1, 1998.
         10.35   (10)           Employment agreement between  Edward  C. Dmytryk
                                  and  our Company,  dated July 19, 2001.
         10.36   (10)           Employment agreement between Vanessa H.  Lindsey
                                  and our Company, dated July 19, 2001.
         10.37   (10)           Engagement  agreement  between  Kevin  W. Dornan
                                  and our Company, dated July 19, 2001.

(11)             F-3            Statement re computation of  per  share earnings

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

(21)             **             Subsidiaries of our Company

(22)             **             Published report regarding matters submitted  to
                                  vote

(23)                            Consent of experts and counsel

(24)             **             Power of attorney

(25)             *              Statement re eligibility of trustee

(26)             *              Invitation for competitive bids

(27)             **             Financial data schedule

(99)                            Additional Exhibits:


-------
*        Not applicable

**       None

(1) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 1997, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(2) Filed as an exhibit to our Company's Registration Statement on Form 10-SB filed February 23, 1996, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(3) Filed as an exhibit to our Company's Registration Statement on Form 10-SB/A filed June 3, 1996, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(4) Filed as an exhibit to our Company's Report on Form 8-K dated January 29, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(5) Filed as an exhibit to our Company's registration statement on Form S-8, registration number 333-47999, declared effective by the Securities and Exchange Commission on March 16, 1998, as exhibit 99.1; and, incorporated by reference herein as permitted by Commission Rule 12b-23.

(6) Filed as an exhibit to our Company's Report on Form 8-K dated March 22, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(7) Filed as an exhibit to our Company's Report on Form 10-QSB for the quarter ended December 31, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(8) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(9) Filed as an exhibit to our Company's Report on Form 8-K dated June 25, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(10) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

Reports on Form 8-K Filed During Quarter Ended September 30, 2000

     During the calendar quarters ended September 30, 2000, our Company filed the following reports on Form 8-K with the Commission:

                            Financial
Items Reported              Statements Included                   Date Filed
--------------              -------------------                   ----------
None

     As material subsequent events, our Company filed the following reports on Form 8-K with the Commission after September 30, 1999:

                            Financial
Items Reported              Statements Included                   Date Filed
--------------              -------------------                   ----------
4, 5 and 7                          No                            June 25, 2001

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, our Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         Dated:   September 19, 2001

                                  Colmena Corp.


                           By: /s/Edward C. Dmytryk/s/
                       President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:


Signature                        Date                      Title

/s/Edward C. Dmytryk/s/         September 19, 2001    President, Chief Executive
                                                        Officer, Director
/s/Vanessa H. Lindsey/s/        September 19, 2001    Vice President,  Secretary
                                                        & Director
/s/Charles J. Champion, Jr./s/  September 19, 2001    Director & Audit Committee
                                                        Member
/s/Robert S. Gigliotti/s/       September 19, 2001    Director & Audit Committee
                                                        Member
/s/Lawrence R. Van Etten/s/     September 19, 2001    Director
/s/ Anthony Q. Joffe/s/         September 19, 2001    Director, Chairman of the
                                                        Board

                             Additional Information

                                  Colmena Corp.
                                   Registrant

                            Crystal Corporate Center;
                     2500 North Military Trail,Suite 225-D;
                           Boca Raton, Florida 33431
    Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425;
                     E-mail: administration@colmenacorp.com
                             Corporate Headquarters

             Edward C. Dmytryk, President & Chief Executive Officer;
 Vanessa H. Lindsey, Vice President, Secretary & Chief Administrative Officer;
                   Kevin W. Dornan, Esquire, General Counsel
                                     ------
                                    Officers

                    Anthony Q. Joffe, Chairman of the Board;
                              Robert S. Gigliotti;
                            Charles J. Champion, Jr.;
                              Vanessa H. Lindsey;
                             Lawrence R. Van Etten;
                               Edward C. Dmytryk
                                     ------
                               Board of Directors

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

     Exhibits to this Form 10-KSB are available on the Securities and Exchange Commission's web site located at www.sec.gov in the EDGAR archives, on our Company's website located at www.colmenacorp.com and will be provided without charge to stockholders of our Company upon written request addressed to Vanessa
H. Lindsey, Secretary; Colmena Corp.; 1941 Southeast 51st Terrace; Ocala, Florida 34471.

     The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Stockholders nor has it passed upon its accuracy or adequacy.