Form 10QSB
period 2000-12-31
COLMENA CORP
filed 2001-09-28
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the fiscal quarter ended:        December 31, 2000
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

On September 15, 2001, the issuer had outstanding 19,975,212 shares of common stock, $.001 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                      INDEX


Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet (Unaudited)
       As of December 31, 2000..............................................F1
     Statements of Operations (Unaudited)
         For the Three Months Ended December 31, 2000 and 1999..............F2
     Statements of Cash Flows (Unaudited)
         For the Three Months Ended December 31, 2000 and 1999..............F3

     Condensed Notes to Financial Statements.............................F4-F8

     Item 2 - Management's Discussion and Analysis and
              Plan of Operations...........................................3-5


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..............................................6

     Item 2 - Changes in Securities and use of Proceeds......................6

     Item 3 - Default upon Senior Securities.................................6

     Item 4 - Submission of Matters to a Vote of Security Holders............6

     Item 5 - Other Information..............................................6

     Item 6 - Exhibits and Reports on Form 8-K...............................6

     Signatures..............................................................7

                                  COLMENA CORP.
                                  BALANCE SHEET
                                December 31, 2000

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                $                 348
                                                        ----------------------
     Total Current Assets                                                 348
                                                        ----------------------
     Total Assets                                       $                 348
                                                        ======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                 $           282,979
    Notes Payable                                                     100,000
    Guaranteed Loan                                                   331,000
    Due to Related Party                                               29,120
                                                         ---------------------
      Total Current Liabilities                                       743,099
                                                         ---------------------

STOCKHOLDERS' DEFICIT:
   Common Stock ($.01 Par Value;
    20,000,000 Shares Authorized;
    15,872,259 Shares Issued and Outstanding)                         158,723
   Common Stock Issuable, $.01 Par Value
    (8,670,552 Shares)                                                 86,705
   Additional Paid-in Capital                                      16,596,412
   Accumulated Deficit                                            (17,584,591)
                                                         ---------------------
     Total Stockholders' Deficit                                     (742,751)
                                                         ---------------------

     Total Liabilities and Stockholders' Deficit        $                 348
                                                        ======================


   The accompanying notes are an integral part of these financial statements


                                       F1

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  For the Three Months
                                                   Ended December 31,
                                        ---------------------------------------
                                              2000                  1999
                                        ----------------     ------------------

REVENUES                                $             -       $             -
                                        -----------------     -----------------

OPERATING EXPENSES:
  Compensation Expense                                -                     -
  Consulting                                     58,800               235,094
  Professional and Legal Fees                     2,115                     -
  Selling, General and Administrative             2,115                   221
                                        -----------------     -----------------
    Total Operating Expenses                     63,030               235,315
                                        -----------------     -----------------
LOSS FROM OPERATIONS                            (63,030)             (235,315)
                                        -----------------     -----------------

OTHER (EXPENSES):
  Interest Expense, net                         (16,500)              (16,500)
                                        ------------------    -----------------

TOTAL OTHER EXPENSES                            (16,500)              (16,500)
                                        ------------------    -----------------
NET LOSS                                $       (79,530)      $      (251,815)
                                        ==================    =================

BASIC AND DILUTED:
  Net Loss Per Common Share:            $         (0.01)      $         (0.02)
                                        ==================    =================
  Weighted Common Shares Outstanding         15,831,148            13,991,692
                                        ==================    =================

   The accompanying notes are an integral part of these financial statements


                                       F2

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               For the Three Months Ended
                                                      December 31,
                                       ----------------------------------------

                                             2000                    1999
                                       -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                           $       (79,530)       $       (251,815)
    Adjustments to Reconcile Net Loss
     To Net Cash Used in Operations

      Stock Options Issued to Consultants       43,800                 235,094
      Stock Based Settlement Expense            15,000                       -


      Increase in:
        Accounts Payable and Accrued Expenses   16,500                  16,500
                                       -----------------      -----------------

Net Cash Flows Used in
 Operating Activities                           (4,230)                   (221)
                                       -----------------      -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to Shareholder                             2,500                      -
                                       -----------------      -----------------

Net Cash Flows Provided by
 Financing Activities                            2,500                       -
                                      ------------------     ------------------

Net Decrease in Cash                            (1,730)                   (221)

Cash - Beginning of Period                       2,078                   2,026
                                      ------------------     ------------------

Cash - End of Period                  $            348       $           1,805
                                      ==================     ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                           $             -         $             -
                                      ==================      =================
   Income Taxes                       $             -         $             -
                                      ==================      =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Equipment Repossessed in
    Exchange for Note Payable         $             -         $        275,000
                                      ==================      =================

   The accompanying notes are an integral part of these financial statements



                                       F3

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

These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2000 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or "the Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results for the full fiscal year ending September 30, 2001.


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.

On January 5, 1999 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into between our Company and the Yankee Companies, Inc. ("Yankees"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date, to be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term. The services provided by Yankees were agreed to be the services, on a reasonable, as required, basis, consistent with Yankees' other business activities. Yankee's areas of expertise are mainly comprised of corporate structure, organization, and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, Yankees agreed to be responsible for administering the expenditure of the proceeds derived by the Company from the exercise of options that were given to Yankees as part of its compensation for the services rendered (see below) in order to implement the strategic plans developed by Yankees and to settle and discharge the corporate obligations of the Company. In this role, Yankees agreed to establish and operate bank accounts for the Company, using such signatories as Yankees deemed appropriate.


                                       F4

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue to Yankees options (designated as the Class A Options) to purchase shares of the Company's common stock at an aggregate exercise price of $40,000. The amount of underlying shares were to be equal to 51% of the Company's common stock at such time as exercise is completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the Class A Options been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options were originally exercisable from the 10th day until the 365th day following the effective date of a registration statement to have been filed with the commission, registering the shares to be issued. The term of the Class A Options was amended on January 2, 2000 to extend the term for exercise to the later of December 31, 2002 or the 100th day following the date the Company becomes current in its SEC filings under the 1934 Exchange Act.

For additional services provided, during the initial term, the Company agreed to pay the following consideration:

   (a) If Yankees arranges or provides funding for the Company on more beneficial terms than those currently reflected in the Company's current principal financing agreements, Yankees will be entitled, at its election, to either:

          (i) a fee of 25% of the savings achieved, on a continuing basis or

          (ii) if equity funding is provided through Yankees or its affiliates, a discount of 10% from the lowest price at which such securities are offered to any other person, if issuable as free trading securities, or a discount of 50% from the lowest price at which such securities are offered to any other person, if issuable as restricted securities under SEC Rule 144, or

          (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to the Company by Yankees;

    (b) If Yankees generates business for the Company, Yankees is entitled to a commission of 10% of the gross income derived by the Company therefrom on a continuing basis;

    (c) If Yankees arranges for an acquisition by the Company, Yankees is entitled to 10% of the consideration paid for such acquisition.

          In addition, the Company is responsible for the payment of all costs and disbursements associated with Yankee's services subject to certain limitations and/or approvals, as stipulated in the Agreement.


                                       F5

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

Subsequent to the period end December 31, 2000, 6,133,332 additional shares became subject to the Class A Option rights, resulting in an expense of $429,222.

NOTE 3 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 300,000 shares of common stock became subject to the Yankees' warrants during the three months ended December 31, 2000 as a result of their anti-dilutive provisions. The fair value of the option adjustment was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 196%; risk-free interest rate of 5.0%, and an expected life of 1 year. Accordingly, consulting expense of $43,800 was recognized during the three months ended December 31, 2000 for the 300,000 shares underlying the Class A Option.

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

NOTE 4-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Other than the recently initiated consulting activities, the Company has no other business operations, has recurring losses, and had a working capital deficiency of $742,751 and an accumulated deficit of $17,584,591 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.



                                       F6

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 5 - SUBSEQUENT EVENTS

(A) Common Stock Issuances

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

In July 2001, 2,000,000 of the 8,670,552 common shares issuable were issued.

As of May 2001, the Company is obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated.

During the period of June through August 2001 the company granted 437,281 common
shares  as  compensation  to  three  officers   pursuant  to  their   employment
agreements. Of this amount 258,501 were issued and 178,780 is issuable.

(B) Warrants and Options

Subsequent to December 31, 2000, the Company issued warrants for purchase of 6,133,332 shares of common stock to Yankees. A consulting expense of $429,222 was recognized subsequent to December 31, 2000 based on the fair value options pricing method of SFAS 123.

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

(C) Employment Agreements

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



                                       F7

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - SUBSEQUENT EVENTS (Continued)

(C) Employment Agreements (Continued)

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

Effective June 18, 2001, the Company engaged Kevin Dornan as its general counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $40,000 per year and (2) $2,500 per month in common stock. The stock portion is paid at the end of each month, and is paid in an equivalent amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

The Company anticipates borrowing funds for required payments from Yankees.



                                       F8

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND PLAN OF OPERATIONS.

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


ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND PLAN OF OPERATIONS
        (Continued)

Plan of Operations

During January of 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees has been concentrating on meeting our Company's obligation to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 2001. Additionally, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and to negotiate with them to amicably resolve such claims.

Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 2000 and is currently working on the completion of its quarterly unaudited financial statements on Commission Form 10-QSB for the calendar quarters ended March 31, 2001 and June 30, 2001. Additionally, we are currently working on the audit for our fiscal year ended September 30, 2001. Our Company expects to have all delinquent financial statements and reports current and filed with the Commission prior to October 15, 2001.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND PLAN OF OPERATIONS
         (Continued)

Plan of Operations (Continued)

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

Our Company does not yet have any consulting clients, although it is discussing such possibility with several candidates.

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

Plan of Operations (Continued)

Three months ended December 31, 2000 compared to three months ended December 31, 1999

Our Company reported net losses from operations for the three months ended December 31, 2000 of $(79,530) and net loss from operations for the three months ended December 31, 1999 of $(251,815). This translates to a per-share loss of $(0.01) for the three months ended December 31, 2000 and per share loss of $(0.02) for the three months ended December 31, 1999.

Our Company had no revenues for the three months ended December 31, 2000 and 1999, respectively. Operating expenses decreased to $63,030 for the three months ended December 31, 2000 as compared to $235,315 for the three months ended December 31, 1999. The decrease was due to the decreased consulting fees resulting from the issuance of common stock warrants, which amounted to $58,800 and $235,094 for the three months ended December 31, 2000 and 1999, respectively.

Net cash used in continuing operations was $(4,230) for the three months ended December 31, 2000 as compared to $(221) for the three month ended December 31, 1999. The difference is due to the increase in professional fees and other expenses in connection with our SEC filings.

Net cash provided by financing activities in the 2001 period was $2,500 as compared to net cash used in financing activities of $-0- in the 2000 period. The difference was attributable to incrase in amounts due to a related party.

No additional meaningful comparisons can be made for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

The effect of the board of directors' decision to discontinue past operations has had the effect of allowing our Company in the near future to be classified as a development stage company prepared to conduct profitable business activities. Current revenues have been reduced to zero in contemplation of new business opportunities being sought by our Company.

At December 31, 2000, our Company had a stockholders' deficiency of approximately $742,751. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.


          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2000.

Item 2.   Changes in Securities

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2000.

Item 3.   Defaults Upon Senior Securities

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders.

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2000.

Item 5.   Other Information

          As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits and Index of Exhibits

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2000.

          (b)  Reports on Form 8-K

               Our Company filed a current report on Form 8-K on June 25, 2001, which in Items 4 and 5 reported a change in auditors and an election of an officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COLMENA CORP.


Dated:  September 26, 2001          By:  /s/ Edward C. Dmytryk/s/
                                             ----------------------------------
                                             Edward C. Dmytryk, President,
                                             Chief Executive Officer & Director