Form 10QSB
period 2001-03-31
COLMENA CORP
filed 2001-10-01
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             For the fiscal quarter ended:            March 31, 2001
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

On September 20, 2001, the issuer had outstanding 19,975,212 shares of common stock, $.001 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX


Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet (Unaudited)
       As of March 31, 2001.................................................F1
     Statements of Operations (Unaudited)
       For the Three and Six Months Ended March 31, 2001 and 2000...........F2
     Statements of Cash Flows (Unaudited)
       For the Six Months Ended March 31, 2001 and 2000.....................F3

     Condensed Notes to Financial Statements...............................3-7

     Item 2 - Management's Discussion and Analysis and Plan of
               Operations.................................................8-10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................11

     Item 2 - Changes in Securities.........................................11

     Item 3 - Default Upon Senior Securities................................11

     Item 4 - Submission of Matters to a Vote of Security Holders...........11

     Item 5 - Other Information.............................................11

     Item 6 - Exhibits and Reports on Form 8-K..............................11

     Signatures.............................................................12

                                  COLMENA CORP.
                                  BALANCE SHEET
                                 March 31, 2001

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash                                                           $        203
                                                                  -------------

    Total Current Assets                                                   203
                                                                  -------------

    Total Assets                                                  $        203
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                         $    299,480
    Notes Payable                                                      100,000
    Guaranteed Loan                                                    331,000
    Due to Related Party                                                68,300
                                                                  -------------

      Total Current Liabilities                                        798,780
                                                                  -------------

STOCKHOLDERS' DEFICIT:
    Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
     15,872,259 Shares Issued and Outstanding)                         158,723
    Common Stock Issuable, $.01 Par Value (8,670,552 Shares)            86,705
    Additional Paid-in Capital                                      16,596,412
    Accumulated Deficit                                            (17,640,417)
                                                                  -------------

      Total Stockholders' Deficit                                     (798,577)
                                                                  -------------

      Total Liabilities and Stockholders' Deficit                 $        203
                                                                  =============


   The accompanying notes are an integral part of these financial statements



                                       F1

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)



                               For the Three Months        For the Six Months
                                 Ended March 31,             Ended March 31,
                               --------------------        --------------------
                               2001            2000        2001            2000
                               ------------------------------------------------

REVENUES                      $        -    $     -        $       -   $      -
                               ---------    -------        ---------   --------

OPERATING EXPENSES:
  Compensation Expense                 -      5,490                 -     5,490
  Consulting                      30,000     82,779            88,800   317,873
  Professional and Legal Fees      8,570          -            10,685         -
  Selling, General and
   Administrative                    756     30,196             2,871    30,417
                               ---------    -------        ----------  --------

    Total Operating Expenses      39,326    118,465           102,356   353,780
                               ---------    -------        ----------  --------

LOSS FROM OPERATIONS             (39,326)  (118,465)        (102,356)  (353,780)
                               ---------    --------       ----------  --------


OTHER (EXPENSES):
  Interest Expense, net          (16,500)   (16,500)         (33,000)   (33,000)
                               ----------   --------       ----------  --------

TOTAL OTHER EXPENSES             (16,500)   (16,500)         (33,000)   (33,000)
                               ----------   --------       ----------  --------

NET LOSS                       $ (55,826) $(134,965)       $(135,356) $(386,780)
                               ==========  =========       ========== =========


BASIC AND DILUTED:
  Net Loss Per Common Share:   $   (0.00) $   (0.01)       $   (0.01) $   (0.03)
                               ========== ==========       ========== =========

  Weighted Common Shares
   Outstanding                15,872,259  14,123,133      15,851,703 14,058,143
                              =========== ===========     ========== ==========


   The accompanying notes are an integral part of these financial statements

                                       F2

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        For the Six Months Ended March 31,
                                                        ----------------------------------

                                                              2001                 2000
                                                        ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $   (135,356)       $     (386,780)
  Adjustments to Reconcile Net Loss  To Net Cash Used
   in Operations

    Stock Options Issued to Consultants                       43,800               350,957
    Stock Based Settlement Expense                            15,000                     -

    Increase in:
      Accounts Payable and Accrued Expenses                   33,001                33,000
                                                        -------------       ---------------

Net Cash Flows Used in Operating Activities                  (43,555)               (2,823)
                                                        -------------       ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to Shareholder                                          41,680                 2,500
                                                        -------------       ---------------

Net Cash Flows Provided by Financing Activities               41,680                 2,500
                                                        -------------       ---------------

Net Decrease in Cash                                          (1,875)                 (323)

Cash - Beginning of Period                                     2,078                 2,026
                                                        -------------       ---------------

Cash - End of Period                                    $        203        $        1,703
                                                        =============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                              $          -        $            -
                                                        =============       ===============
  Income Taxes                                          $          -        $            -
                                                        =============       ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment Repossessed in Exchange for Note Payable    $          -        $      275,000
                                                        ============        ===============



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

These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2000 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp (the "Commission"). ("our Company" or "the Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year ending September 30, 2001.


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

For additional services provided, during the initial term, the Company agreed to pay the following consideration:

    (a) If Yankees arranges or provides funding for the Company on more beneficial terms than those currently reflected in the Company's current principal financing agreements, Yankees will be entitled, at its election, to either:

          (i) a fee of 25% of the savings achieved, on a continuing basis, or

          (ii) if equity funding is provided through Yankees or its affiliates, a discount of 10% from the lowest price at which such securities are offered to any other person, if issuable as free trading securities, or a discount of 50% from the lowest price at which such securities are offered to any other person, if issuable as restricted securities, or

          (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to the Company by Yankees;

    (b) If Yankees generates business for the Company, Yankees is entitled to a commission of 10% of the gross income derived by the Company therefrom on a continuing basis;

    (c) If Yankees arranges for an acquisition by the Company, Yankees is entitled to 10% of the consideration paid for such acquisition.

          In addition, the Company is responsible for the payment of all costs and disbursements associated with Yankees' services subject to certain limitations and/or approvals, as stipulated in the Agreement.

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

On January 4, 2000, the Agreement was amended a second time to: modify the required payments to Yankees based on the Yankees' standard hourly rates, by permitting Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase Yankee's ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000; and to clarify Yankees' preferential rights to subscribe for additional securities.

On January 4, 2001, a third amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees. Accordingly, the Company recorded consulting fees of $30,000 for the three months ended March 31, 2001 in connection with this agreement.

Subsequent to the period end March 31, 2001, 6,133,332 additional shares became subject to the Class A Option rights, resulting in an expense of $429,222.

NOTE 3 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 300,000 shares of common stock became subject to the Yankees' warrants during the six months ended March 31, 2001 as a result of their anti-dilutive provisions. The fair value of the option adjustment was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 196%; risk-free interest rate of 5.0%, and an expected life of 1 year. Accordingly, consulting expense of $43,800 was recognized during the six months ended March 31, 2001 for the 300,000 shares underlying the Class A Option.

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

NOTE 4-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Other than the recently initiated consulting activities, the Company has no other business operations, has recurring losses, and had a working capital deficiency of $798,577 and an accumulated deficit of $17,640,417 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In July 2001, 2,000,000 of the 8,670,552 common shares issuable to Yankees were issued.

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


(B) Warrants and Options

Subsequent to March 31, 2001, the Company issued warrants for purchase of 6,133,332 shares of common stock to Yankees. A consulting expense of $429,222 was recognized subsequent to March 31, 2001 based on the fair value options pricing method of SFAS 123.

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

Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 2000 and is currently working on the completion of its quarterly unaudited financial statements on Commission Form 10-QSB for the calendar quarter ended June 30, 2001. Additionally, we are currently working on the audit for our fiscal year ended September 30, 2001. Our Company expects to have all delinquent financial statements and reports current and filed with the Commission prior to October 5, 2001.

Almost all claims and potential claims against our Company identified by Yankees have been amicably resolved through the issuance of approximately 3,325,011 shares of common stock through August 2001, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corp, which, unless current settlement negotiations are successful, our Company will contest (see "Part II, Item 1, Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

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

Plan of Operations (Continued)

Six months ended March 31, 2001 compared to six months ended March 31, 2000

Our Company reported net losses from operations for the six months ended March 31, 2001 of $(135,356) and net loss from operations for the six months ended March 31, 2000 of $(386,780). This translates to a per-share loss of $(0.01) for the six months ended March 31, 2001 and a per share loss of $(0.03) for the six months ended March 31, 2000.

Our Company had no revenues for the six months ended March 31, 2001 and 2000, respectively. Operating expenses decreased to $102,356 for the six months ended March 31, 2001 as compared to $353,780 for the six months ended March 31, 2000. The decrease was due to the decreased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees, which aggregated $88,800 and $317,873 for the six months ended March 31, 2001 and 2000, respectively.

Net cash used in operations was $(43,555) for the six months ended March 31, 2001 as compared to $(2,823) for the six month ended March 31, 2000. The difference is due to the increase in professional fees and other expenses in connection with our SEC filings.

Net cash provided by financing activities in the 2001 period was $41,680 as compared to net cash provided by financing activities of $2,500 in the 2000 period. The difference was attributable to the increase in amounts due to a related party.

No additional meaningful comparisons can be made for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000.

The effect of the board of directors' decision to discontinue past operations has had the effect of allowing our Company in the near future to be classified as a development stage company prepared to conduct profitable business activities. Current revenues have been reduced to zero in contemplation of new business opportunities being sought by our Company.

At March 31, 2001, our Company had a stockholders' deficiency of approximately $798,577. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corporation, were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

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


                                  COLMENA CORP.


Dated:  October 1, 2001                   By:  /s/ Edward C. Dmytryk /s/
                                            -----------------------------

                                            Edward C. Dmytryk, President,
                                            Chief Executive Officer & Director