Form 10QSB
period 2001-06-30
COLMENA CORP
filed 2001-10-09
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


             For the fiscal quarter ended:              June 30, 2001
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

On September 30, 2001, the issuer had outstanding 19,975,212 shares of common stock, $.001 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX


Page

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheet (Unaudited)
     As of June 30, 2001.....................................................F1
   Statements of Operations (Unaudited)
     For the Three and Nine Months Ended June 30, 2001 and 2000..............F2
   Statements of Cash Flows (Unaudited)
     For the Nine Months Ended June 30, 2001 and 2000........................F3

   Condensed Notes to Financial Statements................................F4-F7

   Item 2 - Management's Discussion and Analysis and Plan of
     Operations.............................................................3-6


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................7

   Item 2 - Changes in Securities.............................................7

   Item 3 - Default Upon Senior Securities....................................7

   Item 4 - Submission of Matters to a Vote of Security Holders...............7

   Item 5 - Other Information.................................................7

   Item 6 - Exhibits and Reports on Form 8-K..................................7

   Signatures.................................................................8

                                  COLMENA CORP.
                                  BALANCE SHEET
                                  June 30, 2001

                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
  Cash                                                           $          22
                                                                 --------------
  Total Current Assets                                                      22
                                                                 --------------
  Total Assets                                                   $          22
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                          $     284,025
  Guaranteed Loan                                                      331,000
  Due to Related Party                                                 106,759
                                                                 --------------
    Total Current Liabilities                                          721,784
                                                                 --------------
  Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
   17,716,703 Shares Issued and Outstanding)                           177,167
  Common Stock Issuable, $.01 Par Value (8,870,552 Shares)              88,705
  Additional Paid-in Capital                                        17,158,634
  Accumulated Deficit                                              (18,146,268)
                                                                 --------------
    Total Stockholders' Deficit                                       (721,762)
                                                                 --------------
    Total Liabilities and Stockholders' Deficit                  $          22
                                                                 ==============




   The accompanying notes are an integral part of these financial statements

                                       F1

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             For the Three Months                     For the Nine Months
                                                Ended June 30,                           Ended June 30,
                                       -------------------------------------------------------------------
                                            2001               2000                2001          2000
                                       -------------      -------------      -------------  --------------

REVENUES                               $          -       $          -       $          -     $         -

OPERATING EXPENSES:
  Compensation Expense                       25,878              1,833             25,878           7,323
  Consulting                                459,333            102,252            548,133         420,125
  Professional and Legal Fees                 8,274                846             18,959             846
  Selling, General and Administrative           366             28,629              3,237          59,046
                                       ------------       ------------       ------------     -----------
    Total Operating Expenses                493,851            133,560            596,207         487,340
                                       ------------       ------------       ------------     -----------
LOSS FROM OPERATIONS                       (493,851)          (133,560)          (596,207)       (487,340)
                                       ------------       ------------       ------------     -----------

OTHER (EXPENSES):
  Interest Expense, net                     (12,000)           (16,500)           (45,000)        (49,500)
                                       ------------       ------------       ------------     -----------
TOTAL OTHER EXPENSES                        (12,000)           (16,500)           (45,000)        (49,500)
                                       ------------       ------------       ------------     -----------
NET LOSS                               $   (505,851)      $   (150,060)      $   (641,207)     $ (536,840)
                                       =============      =============      =============     ===========

BASIC AND DILUTED:
  Net Loss Per Common Share:           $      (0.03)      $     (0.01)            $ (0.04)     $    (0.04)
                                       =============      ============       =============     ===========
  Weighted Common Shares Outstanding     16,487,074        15,080,873          16,063,864      14,400,453
                                       =============      ============       =============     ===========



   The accompanying notes are an integral part of these financial statements


                                       F2

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           For the Nine Months Ended June 30,
                                                         -------------------------------------------
                                                                2001                   2000
                                                         --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                  $   (641,207)       $     (536,840)
  Adjustments to Reconcile Net Loss To Net
   Cash Used in Operations

    Stock Based Compensation                                      15,000                 7,323
    Stock Options Issued to Consultants                          473,133               420,125
    Stock Based Settlement Expense                                15,000                55,679

    Increase in:
      Accounts Payable and Accrued Expenses                       55,879                49,500
                                                             ------------       ---------------
Net Cash Flows Used in Operating Activities                      (82,195)               (4,213)
                                                             ------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to Shareholder                                              80,139                 2,500
                                                             ------------       ---------------
Net Cash Flows Provided by Financing Activities                   80,139                 2,500
                                                             ------------       ---------------
Net Decrease in Cash                                              (2,056)               (1,713)

Cash - Beginning of Period                                         2,078                 2,026
                                                             ------------       ---------------
Cash - End of Period                                        $         22        $          313
                                                             ============       ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                  $          -        $            -
                                                             ============       ===============
  Income Taxes                                              $          -        $            -
                                                             ============       ===============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Equipment Repossessed in Exchange for Note Payable        $          -        $      275,000
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

These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2000 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or "the Company") as filed with the Securities and Exchange Commission ("the Commission"). The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year ending September 30, 2001.


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and the Yankee Companies, Inc.

On January 5, 1999 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into between our Company and the Yankee Companies, Inc. ("Yankees"), a Florida corporation. The Agreement was established for a term of 730 days from the Effective Date, to be renewed automatically, on a continuing annual basis, unless terminated by one of the parties 30 days prior to the termination of the then current term. The services provided by Yankees were agreed to be the services, on a reasonable, as required, basis, consistent with Yankees' other business activities. Yankees' areas of expertise are mainly comprised of corporate structure, organization, and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, Yankees agreed to be responsible for administering the expenditure of the proceeds derived by the Company from the exercise of options that were given to Yankees as part of its compensation for the services rendered (see below) in order to implement the strategic plans developed by Yankees and to settle and discharge the corporate obligations of the Company. In this role, Yankees agreed to establish and operate bank accounts for the Company, using such signatories as Yankees deemed appropriate.



                                     F4

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue to Yankees options (designated as the Class A Options) to purchase shares of the Company's common stock at an aggregate exercise price of $40,000. The amount of underlying shares were to be equal to 51% of the Company's common stock at such time as exercise is completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the Class A Options been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options were originally exercisable from the 10th day until the 365th day following the effective date of a registration statement to have been filed with the Commission , registering the shares to be issued. The term of the Class A Options was amended on January 2, 2000 to extend the term for exercise to the later of December 31, 2002 or the 100th day following the date the Company becomes current in its Commission filings under the 1934 Exchange Act.

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



                                       F5

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

On January 4, 2000, the Agreement was amended a second time to: modify the required payments to Yankees based on Yankees' standard hourly rates, by permitting Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase Yankees' ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000; and to clarify Yankees' preferential rights to subscribe for additional securities.

On January 4, 2001, a third amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees. Accordingly, the Company recorded consulting fees of $30,000 for the three months ended June 30, 2001 in connection with this agreement.

During the three months ended June 30, 2001, 6,133,332 additional shares became subject to the Class A Option rights, resulting in an expense of $429,333.

NOTE 3 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

In connection with the consulting agreement between the Company and Yankees as discussed in Note 2 above, an additional 6,433,332 shares of common stock became subject to the Yankees' warrants during the nine months ended June 30, 2001 as a result of their anti-dilutive provisions. The fair value of the option adjustment was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 196%; risk-free interest rate of 5.0%, and an expected life of 1 year. Accordingly, consulting expense of $473,333 was recognized during the nine months ended June 30, 2001 for the 6,433,332 shares underlying the Class A Option.

As of May 2001, the Company is obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. The Company recognized an immediate compensation expense of $15,000 based on the trading price of the common stock on the grant date in May 2001.

On May 30, 2001 (the "Settlement Date"), the Company settled a note payable for $100,000 plus accrued interest of $38,333 by issuing 1,844,444 of the Company's common stock to the creditor who was also a consultant. Based on the $0.075 trading price of the common stock on the Settlement Date, the Company had no gain or loss on settlement. The settlement also terminated all potential obligations under the consulting agreement.

NOTE 4-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Other than the recently initiated consulting activities, the Company has no other business operations, has recurring losses, and had a working capital deficiency of $721,762 and an accumulated deficit of $18,146,268 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.



                                       F6

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - COMMITTMENTS

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

Effective June 14, 2001, the Company entered into an employment agreement with Vanessa Lindsey (the "Employee") pursuant to which she is engaged as the Company's vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Employee gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Employee's services, the Company has agreed to compensate her according to the Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000 per month, for time actually devoted to her duties on behalf of the Company. This compensation is paid partly in an amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

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

NOTE 6 - SUBSEQUENT EVENTS

(A) Common Stock Issuances

In July 2001, 2,000,000 of the 8,670,552 common shares issuable to Yankees were issued.

During the period of June through September 2001 the company granted 649,089 common shares as compensation to three officers pursuant to their employment agreements. Of this amount 258,501 were issued and 390,588 are issuable.

NOTE 6 - SUBSEQUENT EVENTS (Continued)

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



                                       F7

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND PLAN OF OPERATIONS.

Overview

The following discussion should be read in conjunction with our Company's audited financial statements. During November of 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. During March of 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly owned subsidiaries positioning itself to undertake new business endeavors or to become a more attractive acquisition candidate.

During January of 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees has been concentrating on meeting our Company's obligation to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 2001. Additionally, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and in negotiating with them to amicably resolve such claims.

Our Company has completed the audit of its financial statements for the fiscal year ended September 30, 2000 and is currently working on the completion of annual financial statements on Commission Form 10-KSB for the fiscal year ended September 30, 2001. Our Company expects to have all delinquent financial statements and reports current and filed with the Commission prior to October 5, 2001.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND PLAN OF OPERATIONS
        (Continued)

Plan of Operations

Almost all claims and potential claims against our Company identified by Yankees have been amicably resolved through the issuance of approximately 3,325,011 shares of common stock through August 2001, with the notable exception of the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corp., which unless current settlement negotiations are successful our Company will contest (see "Part II, Item 1, Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

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

Nine months ended June 30, 2001 compared to nine months ended June 30, 2000

Our Company reported net losses from operations for the nine months ended June 30, 2001 of $(641,207) and net loss from operations for the nine months ended June 30, 2000 of $(536,840). This translates to a per-share loss of $(0.04) for the nine months ended June 30, 2001 and a per share loss of $(0.04) for the nine months ended June 30, 2000.

Our Company had no revenues for the nine months ended June 30, 2001 and 2000, respectively. Operating expenses increased to $596,207 for the nine months ended June 30, 2001 as compared to $487,340 for the nine months ended June 30, 2000. The increase was due to the increased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees, which aggregated $548,133 and $420,125 for the nine months ended June 30, 2001 and 2000, respectively.

Net cash used in operations was $(82,195) for the nine months ended June 30, 2001 as compared to $(4,213) for the nine month ended June 30, 2000. The difference is due to the increase in professional fees and other expenses in connection with our Commission filings.

Net cash provided by financing activities in the 2001 period was $80,139 as compared to net cash provided by financing activities of $2,500 in the 2000 period. The difference was attributable to the increase in amounts due to a related party.

No additional meaningful comparisons can be made for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000.

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

At June 30, 2001, our Company had a stockholders' deficiency of approximately $721,762. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation vs. Business Technology Systems, Inc., Ila Sethi, Madhu Sethi, Richard C. Peplin, Jr., and Colmena Corp., were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Our Company has no other material commitments for capital expenditures.

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


                                  COLMENA CORP.


Dated:  October 5, 2001             By:  /s/ Edward C. Dmytryk /s/
                                             ----------------------------------
                                             Edward  C.  Dmytryk, President,
                                             Chief Executive Officer & Director