Form 10KSB
period 2001-09-30
COLMENA CORP
filed 2001-11-20
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
              Annual report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934, as amended
                  For the fiscal year ended September 30, 2001

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

                 Not Applicable (Former address of our Company)

           Securities registered under Section 12(b) of the Act: None

    Title of each class: None Name of each exchange on which registered: None

              Securities Registered under Section 12(g) of the Act:
                 Common Stock, $0.01 par value (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (September 30, 2001) have been filed. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: []

     State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended September 30, 2001)

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $440,323 based on a last transaction price of $0.04 as of November 15, 2001, there being 11,008,064 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date:20,000,000 shares of common stock, as of November 15, 2001.

                             Available Information.

     The public may read and copy any materials filed by Colmena Corp.("our Company") with the Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our Company and other issuers that file reports electronically with the Commission, at http://www.sec.gov.

                       Documents Incorporated by Reference

     Portions of the following documents previously filed by our Company with the Commission are incorporated by reference in this report, as permitted by Rule 12b-23 promulgated under authority of the Securities Exchange Act of 1934, as amended ("Commission Rule 12b-23" and the "Exchange Act," respectively).

1. Form 10-KSB for the year ended September 30, 1998, Item 1.

2. Form 10-QSB for the fiscal quarter ended  December 31, 1998,  Part II, Item 1


                 Caveat Pertaining to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties.
These forward-looking statements may be affected, either positively or negatively, by various factors. Information concerning potential factors that could affect our Company is detailed from time to time in our Company's reports filed with the Commission. This report contains forward-looking statements relating to our Company's current expectations and beliefs. These include statements concerning operations, performance, financial condition and anticipated growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties that are beyond our Company's control. Should one or more of these risks or uncertainties materialize or should our Company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

                                     Context

     The information in this report is qualified in its entirety by reference to the entire report; consequently, this report must be read in its entirety. This is especially important in light of material subsequent events disclosed. Information may not be considered or quoted out of context or without referencing other information contained in this report necessary to make the information considered not misleading.

                                Table of Contents

Part    Item    Page
Number  Number  Number   Caption

I         1     2   Description of Business
          2     6   Description of Property
          3     7   Legal Proceedings
          4     7   Submission of Matters to a Vote of Security Holders

II        5     8   Market for Common Equity and Related Stockholder Matters
          6     18  Management's Discussion and Analysis and Plan of Operation
          7     21  Financial Statements
          8     39  Changes In and Disagreements With Accountants on Accounting
                      and Financial Disclosure

III       9     40  Directors,Executive Officers, Promoters and Control Persons;
                      Compliance With Section 16(a) of the Exchange Act
         10     44  Executive Compensation
         11     48  Security   Ownership  of  Certain   Beneficial  Owners   and
                       Management
         12     51  Certain Relationships and Related Transactions
         13     51  Exhibits and Reports on Form 8-K

                55   Signatures

                56   Additional Information

                57   Exhibits

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Organization

     Colmena Corp., a Delaware corporation, was originally incorporated on July 11, 1994, in the State of Virginia under the name Sports-Guard, Inc. ("Sports-Guard"). Its corporate domicile was changed to the state of Delaware on July 26, 1995. On November 10, 1997, our Company changed its name from Sports-Guard to Colmena Corp.

     As of November 10, 1997, our Company became engaged in the business of marketing and distributing long- distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly-owned subsidiaries. Those subsidiaries are described more fully in Part I, Item 1, of our Company's Form 10-KSB for the year ended September 30, 1998, which is incorporated herein by reference pursuant to Commission Rule 12b-23.

     In September 1998, the company responsible for the billing and collection of our Company's long-distance telephone services, International Telemedia Associates, Inc. ("ITA"), defaulted in its payment obligations and subsequently entered into Chapter 7 bankruptcy. At that time, ITA owed our Company approximately $5.6 million, which represented approximately 95% of our Company's accounts receivable. As a result of ITA's default, our Company and its subsidiaries were forced to discontinue day-to-day business operations.

     In March 1999, our Company's board of directors determined that it was in the best interests of our Company to divest itself of all ownership in its subsidiaries in order to position it to undertake new business endeavors or to become a more attractive acquisition candidate. On March 25, 1999, our Company entered into a reorganization agreement with Richard C. Peplin, Jr. ("Mr. Peplin"), the principal stockholder and former president of our Company, pursuant to which all the subsidiaries then-owned by our Company were conveyed to Mr. Peplin. A copy of the reorganization agreement was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 1998. On July 6, 2001, our Company entered into a clarification agreement with Mr. Peplin, to include the name of Tio Mariano Cigar Corp., which had inadvertently not been listed in the original March 25, 1999, reorganization agreement. A copy of the clarification agreement was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 1999.

     Our Company has not been involved in any bankruptcy, receivership, or similar proceeding.

Business

     As a result of the reorganization described above, our Company's business operations since then have consisted of (1) a strategic consulting relationship with The Yankees Companies, Inc. ("Yankees"), (2) a telecommunications agreement with BellSouth, and (3) recently initiated consulting activities.

1.   Consulting  Relationship  &  Material  Agreements  Between  Our Company and
     Yankees

     During January of 1999, our Company retained Yankees to assist in the development and implementation of new strategic plans. A consulting agreement was established for a term of 730 days from the effective date, to be renewed automatically on a continuing annual basis, unless terminated by one of the parties 30 days prior to the expiration of the then-current term. A copy of the agreement was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 1998. The services provided by Yankees were agreed to be the services, on a reasonable, as required, basis, consistent with Yankees' other business activities. Yankees' areas of expertise are mainly comprised of corporate structure, organization, and reorganization, mergers, acquisitions and divestitures, strategic corporate development, corporate financial and equity analysis, and other corporate matters. Furthermore, Yankees agreed to be responsible for administering the expenditure of the proceeds derived by our Company from the exercise of options that were given to Yankees as part of its compensation for the services rendered (see below) in order to implement the strategic plans developed by Yankees and to settle and discharge the corporate obligations of our Company.

     As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), our Company agreed to issue to Yankees options (designated as the Class A Options) to purchase shares of our Company's common stock at an aggregate exercise price of $40,000. The amount of underlying shares were to be equal to 51% of our Company's common stock at such time as exercise is completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the Class A Options been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the options' quantity and exercise price per share. The options were originally exercisable from the 10th day until the 365th day following the effective date of the consulting agreement. The term of the Class A Options was amended on January 2, 2000 to extend the term for exercise to the later of December 31, 2002 or the 100th day after our Company registers the stock underlying any unexercised warrants.

 For additional services provided, during the initial term, our Company agreed to pay the following consideration:

     (a) If Yankees arranges or provides funding for our Company on more beneficial terms than those reflected in our Company's current principal financing agreements, Yankees will be entitled, at its election, to either:

          (i)       a fee of 25% of the savings achieved, on a continuing basis;
                    or

          (ii) if equity funding is provided through Yankees or its affiliates, a discount of 10% from the bid price for the subject equity securities, if issuable as free tradin securities, or a discount of 50% from the bid price for the subject equity securities, if issuable as restricted securities (the "Discounts"); or

          (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to our Company by Yankees (the " Introduction Fee");


     (b) If Yankees generates business for our Company, Yankees is entitled to a commission of 10% of the gross income derived by our Company therefrom on a continuing basis;

     (c) If Yankees arranges for an acquisition by our Company, Yankees i entitled to 10% of the consideration paid for such acquisition.

     In addition, our Company is responsible for the payment of all costs and disbursements associated with Yankees' services subject to certain limitations and/or approvals, as stipulated in the Agreement.

     On January 2, 2000, the consulting agreement was amended to: modify the required payments to Yankees based on Yankees' standard hourly rates, by permitting Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase Yankees' ownership after full exercise of its warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000; and to clarify Yankees' preferential rights to subscribe for additional securities. A copy of the agreement was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 1998.

     On January 4, 2001, a further amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees (a substantial reduction of historical fees accrued on a hourly basis). It also eliminated the 5% Introduction Fee, and changed the Discounts in (a) (ii) above as follows: if equity funding is provided through Yankees or its affiliates, a discount of 10% from the lowest price at which such securities are offered to any other person for the subject equity securities, if issuable as free trading securities, or a discount of 50% from the lowest price at which such securities are offered to any other person for the subject equity securities, if issuable as restricted securities. A copy of the agreement was filed as an exhibit to our Company's Form 10-QSB for the quarter ended December 31, 1998.

     As of the date of this report, Yankees has paid $40,000.00 pursuant to it exercise of its Class A Option on 18,274,970 shares of our Company's common stock, of which 8,000,000 have been issued and 10,274,970 are issuable. Yankees is also owed consulting compensation of $90,000.

     After its initial evaluation of our Company's needs, Yankees recommended that our Company's top priority be the preparation and filing of all then-overdue reports to the Commission required under the Exchange Act, and that our Company first concentrate on completing the audit of its financial statements for the fiscal year ended September 30, 1998 (the "1998 Audit"). The 1998 Audit was not completed until June of 2000 due to difficulties in reconstructing poorly documented corporate transactions and locating records from discontinued operations. Until Yankees was retained, our Company lacked funds to pay either for such audit or for corporate personnel to assist the auditors. Immediately following completion of the 1998 Audit, our Company started preparation of the quarterly unaudited financial statements required in order to complete and file its overdue reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1998, March 31, 1999 and June 30, 1999, the audit for our Company's fiscal year ended September 30, 1999 (during which there was virtually no activity); and our Company's delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1999, March 31, 2000, and June 30, 2000, Form 10-KSB for fiscal year ended September 30, 2000 and Form 10-QSB for the calendar quarters ended December 31, 2000, March 31, 2001, and June 30, 2001. Our Company is now current in all such filings with the Commission.

     Concurrently with activities pertaining to the 1998 Audit, Yankees assisted our Company in identifying persons with claims or potential claims against our Company and in negotiating amicable resolutions of such claims. Almost all such claims or potential claims have now been resolved, as discussed more fully in
Part 1, Item 1 of Form 10-KSB for the year ended September 30, 1998, which is incorporated herein by reference pursuant to Commission Rule 12b-23.

     Yankees is currently conducting negotiations with other claimants, and ou Company has ratified the offers of settlement negotiated by Yankees. While our Company's management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided. The claims and settlement offers are as follows:

                          Basis for    Amount     Compromise    Offering
Claimant                  Claim        of Claim   Offered       Date
---------                 ---------    --------   ----------    -----------
Strategica Group          (1)         (Unknown)   stock         1999, 2000
Diners Club               (2)       $ 14,206.00   stock         August 2, 1999
Federal Express           (3)       $  7,298.99   stock         August 30, 1999
Arent Fox, et. al.        (4)       $ 27,489.48   stock         January 18, 2000
Deutsche Financial
  Services Corp.          (6)       $331,000.00   cash & stock  2001


(1) May 5, 1998 "Investment Banking and Advisory Services Agreement" discussed more fully in Part 1, Item 1 of Form 10-KSB for the year ended September 30, 1998, which is incorporated herein by reference pursuant to Commission Rule 12b-23.
(2) On March 14, 2001, the circuit court for Palm Beach County, Florida entered a final judgement in favor of Citicorp Diners Club in the amount of $14,206 for expenses incurred by Madhu Sethi, a former officer of one of our Company's former subsidiaries.
(3)  Overnight  shipping costs.  See below,  Part I, Item 3.
(4)  Legal fees.
(5)  Telephone service.
(6) The arbitration award in favor of Deutsche Financial is discussed more fully in Part 1, Item 3 of Form 10-KSB for the year ended September 30, 1998, which is incorporated herein by reference pursuant to Commission Rule 12b-23. Yankees has also suggested to our Company that if the Deutsche Financial claim is not resolved, our Company should consider filing for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, and aggressively pursue any and all claims and counterclaims available to our Company in such forum.

     The  following   creditors   have  thus  far  declined  to  participate  in
negotiations:

                                         Basis for         Amount
Claimant                                  Claim            of Claim
--------                                  -----            --------
Seymour Brown                              (1)            $  250.00
American Arbitration Association           (2)            $  800.00

(1)  Accounting  fees.
(2) See Part 1, Item 3 of Form 10-KSB for the year ended September 30, 1998, which is incorporated herein by reference pursuant to Commission Rule 12b-23.

     Yankees has indicated that it will assist our Company in either obtaining capital required to resume business operations pursuant to the BellSouth agreement (discussed below), or in acquiring complementary businesses in exchange for shares of our Company's common stock and a commitment by our Company, with the assistance of Yankees, to provide required expansion capital. No assurances can be provided, however, that such business plans can be attained.

Loan Agreement between our Company and Yankees

     Yankees has been a major source of capital for our Company since January 1999 by making loans as needed for operating expenses. At September 30, 2001, our Company's loan balance and related accrued interest due to Yankees was $109,200.64. Additional funding will be required for any acquisitions and for funding of our Company's future operations. Accordingly, on September 25, 2001, our Company entered into a revolving loan agreement with Yankees whereby our Company agreed to pledge all of its assets as collateral and Yankees agreed to loan our Company up to $150,000 (which includes the current outstanding balance of $109,200.64), on a revolving basis at an interest rate of 2% over the prime rate of Citibank, N.A. A copy of the loan agreement is filed as an exhibit to this report, see "Part III, Item 13 (a), Exhibits Required by Item 601 of Regulation SB."

2. BellSouth Agreement

     Our Company currently maintains a resale agreement for the purchase of telecommunications services from BellSouth Telecommunications, Inc. ("BellSouth") for resale to end users. The agreement was executed on November 22, 1999 for a term of two years, continuing thereafter on a month to month basis, and pertains to Sections 251 and 252 of the Telecommunications Act of 1996, as amended. The agreement permits our Company to provide competitive local telephone exchange services to residential and business subscribers in the States of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee, provided our Company also obtains the necessary regulatory permits to operate in each of those states. Our Company currently has no customers, has not obtained any of the required regulatory licenses, and is not conducting any business under the agreement with BellSouth. Now that our Company has become current in its filing obligations under the Exchange Act, it hopes to obtain the capital required to implement such business operations pursuant to the BellSouth agreement and has begun the process of renewing the BellSouth agreement and applying for the necessary regulatory permits. No assurances can be provided, however, that such business plans can be attained.

3. Our Company's Recent Consulting Activities

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

     Registration of shares directly to our Company's stockholders is necessar in order for our Company to avoid inadvertently becoming an investment company, and provides a major benefit to consulting clients in that they obtain a large base of stockholders, including all of our Company's market makers. The major benefit of the consulting services to our Company is that it will be continually exposed to emerging companies, some of which should prove to be attractive acquisition candidates or candidates for strategic operating alliances (cooperative business activities not involving shares of equity ownership) that fit our Company's strategic objectives.

     Our Company does not yet have any consulting clients, although it is curently discussing such possibility with several candidates.

Employees

     Our Company currently has Edward C. Dmytryk serving as our Company's president and chief executive officer; Vanessa H. Lindsey serving as our Company's vice-president, secretary, and chief administrative officer; and Kevin
W. Dornan, Esquire, serving as our Company's general counsel.


ITEM 2. DESCRIPTION OF PROPERTY.

     All of our Company's office facilities, equipment and clerical personnel at the following addresses (all located in the State of Florida) have been made available to our Company by Yankees on a resource-sharing, cost basis:

Administrative-Ocala:       1941 Southeast 51st Terrace, Suite 800;
                            Ocala, Florida 34471

Corporate-Boca Raton:       Crystal Corporate Center; 2500 North Military Trail,
                            Suite 225-D; Boca Raton, Florida 33431.

     Our Company anticipates that these facilities will be adequate for its needs unless it resumes business operations under the BellSouth Agreement, at which point required facilities would be obtained, or it engages in a material acquisition, in which case it is anticipated that adequate facilities would be included as a component of such acquisition or would otherwise be obtained.

ITEM 3. LEGAL PROCEEDINGS.

     Pursuant to Commission Rule 12b-23, our Company incorporates by reference its response to Part II, Item 1 in its Form 10-QSB for the fiscal quarter ended December 31, 1998, and supplements that response as follows:

     In the matter of Deutsche Financial Services Corporation, our Company is actively pursuing settlement negotiations. No assurance can be provided, however, that such negotiations will be successful.

     In the matter of Prime Source Leasing, Inc. vs. General Electric Capital Corp. vs. Colmena Corp., et al.,plaintiff sued the defendant under various causes of action. The defendant then sued our Company as a third-party under an indemnification claim, alleging that if the defendant is found liable to the plaintiff for a stopped-payment check in the amount of $80,000, then our Company is liable to the defendant. The case was originally set for trial in August 2001 but was stricken from the calendar when plaintiff's counsel withdrew. Plaintiff has now amended its complaint to assert an additional claim against our Company alleging goods sold and failure to pay a promissory note for $85,605.07, together with interest since November 30, 1998 and attorney's fees. Our Company has filed an answer and various affirmative defenses and plans to vigorously contest this action. No trial date has yet been re-set.

     In the matter of Federal Express Corporation vs. Colmena Corp. (Palm Beac County Court, No. MC-00-6064- RL), seeking payment of overnight delivery costs, judgment was entered in favor of the plaintiff on October 30, 1998 for $7,298.99 togther with 10% interest through the date of the judgment. Collection efforts have been pursued by the plaintiff and settlement discussions are taking place. As of the filing of this report, however, the judgment has not been satisfied and the matter has not been settled. No assurance can be provided that such settlement negotiations will be successful.

     In the matter of the FTC vs. T2U Co. (a former subsidiary of our Company) the Consent Decree signed by T2U was approved by the FTC and filed with the U.S. District Court for the Northern District of Ohio (Eastern Division) on April 4, 2001. The Court entered final judgment on May 9, 2001, concluding the matter. Our Company was not a party to that proceeding and, consequently, is not expected to be affected by the proceeding or its disposition.

     In the matter of the People of the State of Illinois vs. RCP (a former subsidiary of our Company), the court entered a consent decree in January 2000 and the case has been closed. Our Company was not a party to that proceeding and, consequently, is not expected to be affected by the proceeding or its disposition.

     In the matter of the Louisiana Public Service Commission vs. RCP and T2U (former subsidiaries of our Company), the Louisiana Public Service Commission formally abandoned the proceedings as of August 23, 2001,because no action was ever taken during the applicable time limit.

ITEM 4  SUBMISSION OF MATTERS TO SECURITY HOLDERS

     Our Company did not submit any matter to a vote of security holders during its fiscal year ended September 30, 2001. Our Company's next annual meeting of stockholders is scheduled for January 4, 2002, and it is expected that no proxies will be requested by our Company's management.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

     During the report period, our Company's common stock was traded in the over-the-counter market and quoted in what are commonly referred to as on the "Electronic Pink Sheets," which report quotations by brokers or dealers in particular securities, and on the over-the-counter electronic bulletin board operated by NASD (the "OTC Bulletin Board"). Bid, offer and transaction report prices for our Company's common stock were available through the OTC Bulletin Board under the symbol CLME until the fiscal calendar quarter that started on October 1, 1999. On October 29, 1999, due to the failure of our Company to file periodic reports with the Commission on a timely basis, the NASD precluded brokers or dealers in securities from using the OTC Bulletin Board to publish quotes for our Company's securities. Now that our Company is again current in its filing obligations with the Commission, our Company has filed an application with NASD to resume trading on the OTC Bulletin Board.

     Because of the lack of readily available quotations and the limited trading volume frequently associated with over-the-counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark- down, or commissions, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board and the Electronic Pink Sheets. The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of our Company's common stock for the years ended September 30, 2000 and September 30, 2001.

Year Ended September 30, 2000
-----------------------------
                                                    High               Low
                                                 Transaction       Transaction
                         High       Low             Price             Price
                        -----       ---          -----------       -----------
First Quarter           $0.09      $0.01           $0.09              $0.01
Second Quarter          $0.09      $0.02           $0.09              $0.015
Third Quarter           $0.08      $0.03           $0.08              $0.03
Fourth Quarter          $0.31      $0.02           $0.31              $0.02


Year Ended September 30, 2001
-----------------------------
                                                    High               Low
                                                 Transaction       Transaction
                         High       Low             Price             Price
                        -----       ---          -----------       -----------
First Quarter           $0.24      $0.03           $0.24              $0.03
Second Quarter          $0.10      $0.03           $0.10              $0.05
Third Quarter           $0.12      $0.03           $0.12              $0.035
Fourth Quarter          $0.20      $0.05           $0.12              $0.06


     As of September 30, 2001, eight NASD member firms were listed as market makers in our Company's common stock: Knight Securities, LP.; Schwab Capital Markets LP.; Hill, Thompson Magid, & Co.; Wien, & Malkin Securities Corp.; M.H. Meyerson & Co.; Herzog, Heine, Geduld, Inc.; Fleet Securities, Inc.; William. V. Frankel & Co. The transfer agent for our Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane; New York, New York 10007.

Penny Stock Rules

     Our Company's securities are, as of the date of this report, subject to regulation as "Penny Stocks." While our Company hopes that its planned acquisition program and funds from the sale of its securities will remove its shares from such category, it can provide no assurances that its efforts will prove successful.

     Exchange Act Section 15(g) requires brokers and dealers to make risk disclosures to customers before effecting any transactions in "penny stocks." It also directs the Commission to adopt rules setting forth additional standards for disclosure of information concerning transactions in penny stocks.

     Penny stocks are low-priced, over-the-counter securities that are prone t manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock," unless that security is:

          (i) registered and traded on a national securities exchange meeting specified Commission criteria:

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

     Rule 3a51-1(d) excludes securities that are priced at five dollars or more. Price, in most cases, will be the price at which a security is purchased or sold in a particular transaction, excluding any broker commission, commission equivalent, mark-up, or mark-down. In the absence of a particular transaction, the five dollar price may be based on the inside bid quotation for the security as displayed on a Qualifying Electronic Quotation System [i.e., an automated inter- dealer quotation system as set forth in Exchange Act Section 17B(b)(2)]. "Inside bid quotation" is the highest bid quotation for the security displayed by a market maker in the security on such a system. If there is no inside bid quotation, the average of at least three inter-dealer bid quotations displayed by three or more market makers in the security must meet the five dollar requirement. Broker-dealers may not rely on quotations if they know that the quotations have been entered for the purpose of circumventing the rule. An inter-dealer quotation system is defined in Rule 15c2-7(c)(1) as any system of general circulation to brokers and dealers that regularly disseminates quotations of identified brokers or dealers.

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

     An exclusion is available for the securities of issuers that meet certain financial standards. This exclusion pertains to:

          (i) issuers that have been in continuous operation for at least thre years having net tangible assets in excess of $2 million [Rule 3a51-1(g)(1)]:

          (ii) issuers that have been in continuous operation for less than three years having net tangible assets in excess of $5 million [Rule 3a51-1(g)(1)]:

          (iii) issuers that have an average revenue of at least $6 million for the last three years [Rule 3a51-1(g)(2)].

     To satisfy this requirement, an issuer must have had total revenues of $1 million by the end of a three-year period. For domestic issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must have been audited and reported on by an independent accountant in accordance with Regulation S-X. For foreign private issuers, net tangible assets or revenues must be demonstrated by financial statements that are dated no less than fifteen months prior to the date of the related transaction. The statements must be filed with the Securities and Exchange Commission pursuant to Rule 12g3-2(b). If the issuer has not been required to furnish financial statements during the previous fifteen months, the statements may be prepared and audited in compliance with generally accepted accounting principles of the country of incorporation.

     Whether the issuer is domestic or foreign, in all cases a broker or deale must review the financial statements and have a reasonable basis for believing that they were accurate as of the date they were made (Rule 3a51-1[g][3]). In most cases a broker-dealer need not inquire about or independently verify information contained in the statements.

     Brokers and dealers must keep copies of the domestic or foreign issuer's financial statements for at least three years following the date of the related transaction.

Our Company's Common Stock

     The authorized capital stock of our Company currently consists of 20,000,000 shares of common stock, $.01 par value. As of the close of business on September 30, 2001, our Company had 19,975,212 shares of common stock outstanding and held of record by approximately 854 persons. Of those, approximately 40 were holding such securities pursuant to depository arrangements with the actual beneficial owners (e.g., securities held in street name for their clients by securities brokers and dealers), and our Company has been advised that approximately 333 persons were beneficial owners under such arrangements. Consequently, the total number of beneficial owners of more than 5% of our Company's outstanding securities is four. As a material subsequent event, as of the close of business on November 15, 2001, our Company had 20,000,000 shares of common stock outstanding

     Each holder of shares of our Company's common stock is entitled to one vote for each share held on all matters to be voted upon by the stockholders generally. The shares do not have cumulative voting rights, which means that holders of more than 50% of the shares of our Company's common stock voting for the election of directors can elect all the directors, and that in such an event the holders of the remaining shares would not be able to elect a single director. The approval of proposals submitted to stockholders at a meeting requires the favorable vote of a majority of the shares voting, except in the case of certain fundamental matters where Delaware law requires the favorable vote of at least a majority of all outstanding shares.

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

     Pursuant to anticipated consulting services that may be rendered by our Company to third parties (see "Part I, Item 1"), it is possible that shares of the capital stock of our Company's clients will be registered with the Commission and issued directly to our Company's stockholders, as a "defacto third party stock dividend"; however, no assurances can be provided that any such distribution will ever take place, or as to the actual economic benefits of any such distribution.

Amounts of Common Equity Subject to Outstanding Options or Warrants to Purchase, or Securities Convertible Into Common Equity of our Company

Common Stock Purchase Warrants

     Since January 1, 1999, our Company has issued common stock purchase warrants to Yankees and to our Company's officers and directors, in lieu of cash compensation for their services. Current details concerning such warrants are provided below. As of September 30, 2001, 3,877,212 shares of our Company's common stock were reserved for issuance pursuant to existing obligations, including common stock purchase warrants held by its officers and directors in lieu of cash compensation for their services, but excluding shares issuable to Yankees pursuant to its current warrant. Yankees recognizes that the total number of authorized shares is not sufficient to allow for reservation of the shares subject to its warrant or issuable pursuant to anti dilutive rights associated with prior warrant exercise; however, Yankees believes that it can obtain sufficient director and stockholder votes to increase the authorized capital stock of our Company, as required to permit exercise of its warrant and assurance of additional shares to which it is entitled pursuant to the warrants' anti dilutive provisions, at such time as stockholder action can be taken in compliance with applicable securities laws. Consequently, Yankees has consented to the issuance and reservation of our Company's common stock in favor of other persons, which would otherwise have been subject to Yankees' warrant.

Stock Options

     On February 27, 1998, our Company's board of directors adopted the 1998 stock option plan (the "Plan") to provide added incentive for high levels of performance to its officers, directors, employees, consultants, and independent contractors. Options granted under the Plan were designed either as incentive stock options or as non-qualified stock options. The plan will terminate on February 27, 2008, unless previously terminated. The Plan authorizes our Company to grant options to purchase up to an aggregate of 600,000 shares of our Company's common stock. Through the date of this report no stock options have been granted pursuant to the Plan. The Plan was filed as an exhibit to a registration statement on Form S-8, filed March 16, 1998.

     At Yankees' recommendation, on January 3, 2000, our Company's board of directors adopted the Non-qualified Stock Option & Stock Incentive Plan to compensate its directors based on set quantities of options for service on the board of directors and for services on committees of the board of directors, for services chairing the board of directors and its committees; with forfeiture provisions in the event of non-participation. The Plan authorizes our Company to grant options to purchase up to an aggregate of 1,000,000 shares of our Company's common stock. Through the date of this report no stock options have been granted pursuant to the Plan. The Plan was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.

     Because the plans were not ratified by the stockholders within one year after their adoption, no incentive stock options may be issued thereunder, and the plans are currently limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

Tabular Information

     As of September 30, 2001, our Company had 3,877,212 shares of its authorized common stock reserved for issuance (excluding the number of shares to be reserved for Yankees warrants and anti-dilutive rights) in conjunction with current obligations to issue additional shares or in the event that currently outstanding options or warrants are exercised. The following table provides summary data concerning such options and warrants:

Designation         Nature of           Exercise or          Number of Shares
or Holder           The Security        Conversion Price     Currently Reserved
------------        -------------       -----------------    -------------------
Yankees             Warrant             $80,000 in total     (1)
(2)                 Warrant             $45,140 in total      1,102,000
(3)                 (3)                 (3)                   1,000,000
(4)                 (4)                 (4)                   1,600,000
Anthony Q. Joffe    (5)                 (5)                     175,212


(1) The number of shares cannot be calculated precisely for purposes of this table; rather, Yankees has the right, for an aggregate price of $80,000, to purchase shares of our Company's common stock equal to 75% of our Company's outstanding and reserved shares of common stock, measured immediately after exercise is completed. The actual formula for determining the total number of Yankees' option shares issuable is: [the total shares outstanding at the time the final option exercise payment is made less the number of shares issued under the option + the shares then reserved other than for the Yankees' option] multiplied by 3 and rounded up or down based on proximity to the next whole number.

(2) Represents the shares issuable to members of our Company's board of directors.

(3) Represents shares reserved for issuance in the event offers of settlement by our Company are accepted by certain current creditors, as disclosed at
     Part I, Item 1, Description of Business - New Strategic Plans & Change in Control, such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

(4) Represents the shares authorized pursuant to our Company's 1998 and 2000 stock option plans, as disclosed above. Because the plans were not ratified by the stockholders within on year after their adoption, no incentive stock options may be issued thereunder and the plans are limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code. As a material subsequent event, our Company's board of directors formally terminated the 1998 and 2000 plans as of November 14, 2001.

(5) Represents the shares issuable to Mr. Joffe as compensation for his services as our Company's president, as disclosed below in Part III, Item 10, Executive Compensation; (24,788 shares of the 200,000 shares which is due to Mr. Joffe has been issued) such disclosure is incorporated by reference herein, as permitted by Commission Rule 12b-23.

Amounts of Common Equity That Could Be Sold Pursuant to Rule 144 under the Securities Act

Reporting Period

     As of September 30, 2001, 19,975,212 shares of our Company's common stock were outstanding, of which:

     *    3,097,593 are recognized as free trading by our Company;

     * 16,877,619 have been issued over the years pursuant to exemption from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the shares that our Company has instructed its transfer agent to treat as restricted:

     * 9,870,575 were issued prior to September 30, 2000, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold ove 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four-week period preceding the sale;

     * 7,901,692 were issued to persons that do not appear to be affiliates of our Company prior to September 30, 1999, and consequently may be sold by holders that have not been affiliates of our Company for a period of at least 90 days, under the more liberal provisions of Rule 144(k), which dispense with the volume, public information and manner of sale conditions.

     Rule 144

     Pursuant to the provisions of Rule 144(e), permissible sales of securities thereunder are determined as follows:

Sales by  affiliates:

     If restricted or other securities are sold for the account of an affiliate of our Company (officers, directors, other control persons or their affiliates, and persons who have been affiliates within the preceding 9 days), the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, shall not exceed the greater of:

     * one percent of the shares or other units of the class outstanding as show by the most recent report or statement published by our Company, or

     * the average weekly reported volume of trading in such securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice required by Rule 144 (h), or if no such notice is required the date of receipt of the order to execute the transaction by the broker or the date of execution of the transaction directly with a market maker, or

     * the average weekly volume of trading i such securities reported through the consolidated transaction reporting system contemplated by Rule 11Aa3-1 under the Securities Exchange Act of 1934 during the four-week period specified above.

Sales by non-affiliates:

     The amount of restricted securities sold for th account of any person other than an affiliate of our Company, together with all other sales of restricted securities of the same class for the account of such person withi the preceding three months, shall not exceed the amount specified in paragraphs above for affiliates, unless the conditions in Rule 144 (k) are satisfied (two, rather than a one year holding period).

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

     * The amount of securities sold for the account of a donee thereof during any period of three months within one year after the donation, and the amount of securities sold during the same three-month period for the account of the donor, shall not exceed in the aggregate, the Permitted Volume.

     * Where securities were acquired by a trust from the settlor of the trust, the amount of such securities sold for the account of the trust during any period of three months within one year after the acquisition of the securities by the trust, and the amoun of securities sold during the same three-month period for the account of the settlor, shall not exceed, in the aggregate, the Permitted Volume.

     * The amount of securities sold for the account of the estate of a deceased person, or for the account of a beneficiary of such estate, during any period of three months and the amount of securities sold during the same period for the account of the deceased person prior to his death shall not exceed, in the aggregate, the Permitte Volume; provided, that no limitation on amount shall apply if th estate or beneficiary thereof is not an affiliate of our Company;

     * When two or more affiliates or other persons agree to act in concert for th purpose of selling securities of a Registrant, all securities of the same class sold for the account of all such persons during any period of three months shall be aggregated for the purpose of determining the limitation on the amount of securities sold;

Securities excluded:

     The following sales of securities need not be included in determining the amount of securities sold in reliance upon this section:


     * Securities sold pursuant to an effective registration statement under the Securities Act;

     * Securities sold pursuant to an exemption provided by Regulation A under the Securities Act; and

     * Securities sold in a transaction exemp pursuant to Section 4 of the Securities Act and not involving any public offering.

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

During the Year Following the Reporting Period

     During the year following the report period, our Company will be considering material private placements in order to (1) engage in acquisitions,
(2) acquire additional funding for operations, and (3) settle any remaining creditor claims against our Company. In addition, should Yankees fully exercise its Class A Options under its warrant agreement, our Company would be obligated to issue approximately 36,549,939 such shares. No additional shares are currently available for issuance by our Company pursuant to the capitalization provisions of the articles of incorporation; however, they may be amended at the Annual Meeting of Stockholders scheduled for January 4, 2002, to authorize an increase in capitalization in order to carry out our Company's strategic plans. No assurances can be provided, however, that such business plans can be attained.

Recent Sales of Unregistered Securities

During The Three Year Period Preceding Reporting Date

     During the three year period ended September 30, 2001, our Company issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table.


Common Stock:

               Amount of                                 Total                         Registration
               Securities                                Offering        Total         Exemption
Date           Sold          Subscriber                  Consideration   Discounts     Relied On
----           ----------    ----------                  -------------   ---------     -------------
1999:
February 22    2,000,000     The Yankee Companies, Inc.   (3)              (3)          (2)
April 14       2,000,000     The Yankee Companies, Inc.   (3)              (3)          (2)
June 23          250,000     Madhu & Ila Sethi            (4)              None         (1)
October 6      2,000,000     The Yankee Companies, Inc.   (3)              (3)          (2)


2000:
January 14        34,000     Jack Levine                  (4)              None         (1)
March 17         677,087     Oppenheimer Wolff & Donnelly (4)              None         (1)
May 11           136,147     Larry Van Etten              (4)              None         (1)
May 4            200,000     Anthony Q. Joffe             (5)              None         (2)
May 31           533,333     Troy D. Wiseman              (4)              None         (1)
September 7      200,000     Bell Entertainment           (6)              None         (1)
September 19   2,000,000     The Yankee Companies, Inc.   (3)              (3)          (2)
November 8       100,000     Patrick V. Graham            (7)              None         (1)

2001:
May 31         1,844,444     SBV Holdings, Inc.           (8)              None         (2)
June 30           21,055     Edward C. Dmytryk            (5)              None         (2)
June 30           56,818     Kevin W. Dornan              (5)              None         (2)
June 30           21,018     Vanessa H. Lindsey           (5)              None         (2)
July 31           70,000     Edward C. Dmytryk            (5)              None         (2)
July 31           31,250     Kevin W. Dornan              (5)              None         (2)
July 31           58,360     Vanessa H. Lindsey           (5)              None         (2)


Convertible Securities:

               Amount of                                 Total           Terms of      Registration
               Securities                                Offering        Conversion    Exemption
Date           Sold          Subscriber                  Consideration   or Exercise   Relied on
-----          ----------    -----------                 -------------   -----------   -------------
(10)             370,000     Directors/Officers          $0.05            (10)          (2)
 (9)           1,600,000     Stock Option Plan            (9)              (9)          (1)
(10)             732,000     Directors/Officers          (10)             (10)          (2)
(11)           1,000,000     (11)                        (11)             (11)          (1)

     As a material subsequent event, as of November 15, 2001, our Company issued the following shares:

Common Stock:

               Amount of                                 Total
               Securities                                Offering        Total         Exemption
Date           Sold          Subscriber                  Consideration   Discounts     Relied on
-----          ----------    -----------                 -------------   ---------     ---------
2001:
November 15       24,788     Anthony Q. Joffe            (5)               None          (2)



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

(2) Section 4(6) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by its legal counsel. Each subscriber was directed to review our Company's filings with the Commission under the Exchange Act and was provided with access t our Company's officers, directors, books and records, in order to obtain required information; and, a Form D reporting the transaction was filed with the Commission.

(3) Option to purchase 75% of our Company's outstanding and reserved common stock measured immediately following exercise of the option, in consideration for an aggregate price of $80,000, such option being a portion of consideration granted to Yankees under its consulting agreement with our Company in exchange for Yankees' agreement to forego hourly and document licensing fees for a period of approximately two years, see below "Part III: Item 11, Security Ownership of Certain Beneficial Owners and Management;" and, "Part III, Item 12, Certain Relationships and Related Transactions."

(4)  Terms of settlement for various services provided to our Company.

(5) Represents the shares issuable to officers pursuant to the terms of their employment agreements, as disclosed below at "Part III, Item 10, Executive Compensation." 24,788 shares of the 200,000 common shares due to Anthony Q. Joffe, for his services as president from May 2000 to May 2001 were issued.

(6) Compensation to Bell Entertainment for its services in assisting our Company to prepare its report on Form 10- KSB for year ended September 30, 1998.

(7) Issued pursuant to the settlement agreement approved by the court in the case of Patrick Graham vs. Five Star Cigar, Inc. and others, including
     Colmena  Corp.,  case no.  99-121194,  Circuit  Court for  Broward  County,
     Florida.

(8) On May 31, 2001, our Company entered into a settlement agreement with SBV Our Company issued 1,844,444 shares of its common stock to SBV.

(9) Represents the shares issuable pursuant to our Company's 1998 and 2000 stock option plans, as disclosed above. Because the plans were not ratified by the stockholders within one year after their adoption, no incentive stock options may currently be issued thereunder, and the plans are now limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code.

(10) Represents the shares issuable, from January 1999 to September 30, 2001, to directors and officers upon exercise of their warrants.

(11) Represents shares reserved for issuance in the event offers of settlement by our Company are accepted by certain current creditors, as disclosed in "Part I, Item 1, Description o Business - New Strategic Plans & Change in Control."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion should be read in conjunction with our Company's audited financial statements included in Item 7 below. During November 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. In September 1998, following a default in payment obligations totaling approximately $5.6 million by the company that handled the billing and collection for our Company's long- distance telephone services, our Company and its subsidiaries were forced to discontinue day-to-day business operations. During March 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly owned subsidiaries , positioning our Company to undertake new business endeavors or to become a more attractive acquisition candidate.

     In January 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees has been concentrating on meeting our Company's obligation to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 2001. Additionally, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and in negotiating with them to amicably resolve such claims.

PLAN OF OPERATIONS

     Almost all claims and potential claims against our Company identified by Yankees have been amicably resolved through the issuance of approximately 3,325,011 shares of common stock through August 2001, with the notable exception of the arbitral award in Deutsche Financial Services Corporation, which, unless current settlement negotiations are successful, our Company will contest (see
Item 3 above, "Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided.

     Except for recently initiated consulting activities, our Company currentl has no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission.

Consulting Activities

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

     Registration of shares directly to our Company's stockholders is necessar in order for our Company to avoid inadvertently becoming an investment company, and provides a major benefit to consulting clients in that they obtain a large base of stockholders, including all of our Company's market makers. The major benefit of the consulting services to our Company is that it will be continually exposed to emerging companies, some of which should prove to be attractive acquisition candidates or candidates for strategic operating alliances (cooperative business activities not involving shares of equity ownership) that fit our Company's strategic objectives.

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

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000

     Our Company reported net losses from operations for the year ended September 30, 2001 of $(912,917) and net loss from operations for the year ended September 30, 2000 of $(601,676). This translates to a per-share loss of $(0.03) for the year ended September 30, 2001 and a per share loss of $(0.03) for the year ended September 30, 2000.

     Our Company had no revenues for the year ended September 30, 2001 and 2000, respectively. Operating expenses increased to $833,062 for the year ended September 30, 2001 as compared to $480,019 for the year ended September 30, 2000. The increase was due to the increased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees, which aggregated $614,142 and $436,125 for the year ended September 30, 2001 and 2000, respectively. Additionally, professional fees were $48,235 for the year ended September 30, 2001 as compared to $28,689 for the year ended September 30, 2000.

     The increase was primarily attributable to increased costs associated with the completion of our SEC filings. For the year ended September 30, 2001, our Company accrued $85,606 pertaining to a potential contingent liability related to a lawsuit, which has been included in selling, general and administrative expenses.

     No additional meaningful comparisons can be made for the year ended September 30, 2001 as compared to the year ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, our Company had limited cash and cash equivalents on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees.

     At September 30, 2001, our Company had a stockholders' deficiency of approximately $930,936. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation were not to be settled and were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.

     Net cash used in operations was $(76,782) for the year ended September 30 2001 as compared to $(36,568) for the year ended September 30, 2000. The difference is due to the increase in professional fees and other expenses in connection with our Commission filings.

     Net cash provided by financing activities for the year ended September 30 2001 was $74,726 as compared to net cash provided by financing activities of $36,620 for the year ended September 30, 2000. The difference was attributable to the increase in amounts due to a related party.

     We currently have no material commitments for capital expenditures. Other than advances received by Yankees, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements that may apply to our Company.

     Statement No. 133, as amended by Statement No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on our Company's financial position, results of operations or liquidity.

     Statement No. 141 "Business Combinations" ("SFAS 141") establishes revise standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on our Company's financial position, results of operations or liquidity.

     Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets withb indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on our Company's financial position, results of operations or liquidity.

     Statement No. 144 "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Although it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. We believe that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on our Company's financial position, results of operations or liquidity.

Audit Committee Report

     Our Company's Audit Committee (the "Committee") has certified that (1) th Committee has reviewed and discussed with management the audited financial statements for the year ended September 30, 2001; (2) the Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented; (3) the Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountants the independent accountant's independence; and (4) based on the review and discussion referred to in paragraphs (1) through (3) above, the Committee has recommended to our Company's board of directors that the audited financial statements for the year ended September 30, 2001, be included in this report. The members of the Committee are Charles J. Champion, Jr. and Robert S. Gigliotti. A copy of the Audit Committee letter is filed as an exhibit to this report, see "Part III, Item 13(a), Exhibits Required by Item 601 of Regulation SB."

ITEM 7.         FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of our Company for the year ended September 30, 2001, and related statements of operations, stockholder's equity, cash flows for the years ended September 30, 2001 and 2000 and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages numbered 22(F1) through 38(F16).

                                  COLMENA CORP.

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000









                                  Colmena Corp.

                                    Contents


                                                                       Page(s)
                                                                 --------------

Independent Auditors' Report                                               F1

Balance Sheet                                                              F2

Statements of Operations                                                   F3

Statements of Changes in Stockholders' Deficiency                          F4

Statements of Cash Flows                                                   F5

Notes to Financial Statements                                          F6-F16

                          Independent Auditors' Report


To the Board of Directors of:
Colmena Corp.

We have audited the accompanying balance sheet of Colmena Corp. as of September 30, 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colmena Corp. as of September 30, 2001 and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, except for recently initiated consulting activities, the Company has no active business operations and has a stockholders' deficiency and working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Salberg & Company
SALBERG & COMPANY, P.A.
Boca Raton, FL
October 24, 2001


                                    Page F1

                                  Colmena Corp.
                                  Balance Sheet
                               September 30, 2001


                                     Assets

Assets
Cash                                                      $                22
                                                           ------------------

Total Current Assets                                      $                22
                                                           ==================


                    Liabilities and Stockholders' Deficiency


Liabilities
Accrued expenses                                          $           400,757
Guaranteed loan                                                       331,000
Loan and fees payable to related party                                199,201
                                                           ------------------
Total Current Liabilities                                             930,958
                                                           ------------------


Stockholders' Deficiency
Common stock, $0.01 par value; 20,000,000 shares
 authorized,  19,975,204 shares issued and outstanding                199,752

Common stock issuable, $0.01 par value (10,474,970 shares)            104,749
Additional paid-in capital                                         17,182,541
Accumulated deficit                                               (18,417,978)
                                                           ------------------

Total Stockholders' Deficiency                                       (930,936)
                                                           ------------------

Total Liabilities and Stockholders' Deficiency            $                22
                                                           ==================


                 See accompanying notes to financial statements.

                                    Page F2

                                  Colmena Corp.
                            Statements of Operations
                     Years Ended September 30, 2001 and 2000

                                                                              2001                     2000
                                                                       ------------------      -------------------

Operating Expenses
Compensation expense                                                $            73,056     $              7,323
Consulting                                                                      614,142                  436,125
Professional and legal fees                                                      48,235                   28,689
Selling, general and administrative                                              97,629                    7,882
                                                                       ------------------      -------------------

Total Operating Expenses                                                        833,062                  480,019
                                                                       ------------------      -------------------


Loss from Operations                                                           (833,062)                (480,019)
                                                                       ------------------      -------------------


Other Expenses
Settlement expense                                                              (15,000)                 (55,678)
Interest expense                                                                (64,855)                 (65,998)
                                                                       ------------------      -------------------

Total Other Expenses                                                            (79,855)                (121,676)
                                                                       ------------------      -------------------


Net Loss                                                            $          (912,917)    $           (601,695)
                                                                       ==================      ===================


Net Loss Per Common Share - Basic and Diluted                       $             (0.03)    $              (0.03)
                                                                       ==================      ===================

Weighted Common Shares Outstanding - Basic and Diluted                       26,505,535               20,480,684
                                                                       ==================      ===================


                 See accompanying notes to financial statements.


                                    Page F3

                                  Colmena Corp.
                Statements of Changes in Stockholders' Deficiency
                     Years Ended September 30, 2001 and 2000

                                             Common Stock           Common Stock Issuable
                                                                                             Additional
                                                                                               Paid-In    Accumulated
                                          Shares       Amount       Shares        Amount       Capital      Deficit        Total
                                       -----------   ----------   -----------   -----------  -----------  -----------    -----------


  Balance, September 30, 1999          13,991,692    $  139,917             -   $        -   $16,128,629  $(16,903,366)    (634,820)

  Common stock issued as settlement     1,380,567        13,806             -            -        41,873             -       55,679

  Common stock issued as consulting fee   200,000         2,000             -            -         2,000             -        4,000

  Common stock issued to employee         200,000         2,000             -            -         4,000             -        6,000

  Common stock options issued to directors      -             -             -            -         5,490             -        5,490

  Common stock warrants issued under
   consulting agreement                         -             -             -            -       432,125             -      432,125

  Common stock issuable pursuant to
   anti-dilutive rights of
   consultant warrants                          -             -     8,670,552       86,705       (75,505)            -       11,200


  Net loss, 2000                                -             -             -            -             -      (601,695)    (601,695)
                                       -----------   ----------   -----------   -----------  -----------  ------------   ----------

  Balance, September 30, 2000           15,772,259      157,723     8,670,552       86,705    16,538,612   (17,505,061)    (722,021)

  Common stock issued as settlement        100,000        1,000             -            -        14,000             -       15,000

  Common stock issuable as compensation          -            -       200,000        2,000        13,000             -       15,000

  Common stock issued as settlement      1,844,444       18,444             -            -       119,889             -      138,333

  Common stock options issued to directors       -            -             -            -         2,881             -        2,881

  Physical issuance of common stock to
   consultant                            2,000,000       20,000    (2,000,000)     (20,000)            -             -            -

  Common stock warrants issued under
   consulting agreement                          -            -             -            -       509,142             -      509,142

  Common stock issued in exchange for
   accrued compensation                    258,501        2,585             -            -        21,061             -       23,646

  Common stock issuable pursuant to
   anti-dilution rights of
   consultant warrants                           -            -     3,604,418       36,044       (36,044)            -            -


  Net loss, 2001                                 -            -             -            -             -      (912,917)    (912,917)
                                      ------------   ----------   -----------   -----------  -----------  -------------  ----------

 Balance, September 30, 2001            19,975,204   $  199,752    10,474,970   $  104,749   $17,182,541  $(18,417,978)    (930,936)
                                      ============   ===========  ===========   ===========  ===========  =============  ==========

                 See accompanying notes to financial statements.


                                    Page F4

                                  Colmena Corp.
                            Statements of Cash Flows
                     Years Ended September 30, 2001 and 2000


                                                                                         2001              2000
                                                                                     -------------     -------------
                                                                                     -------------     -------------
Cash Flows From Operating Activities:
Net loss                                                                          $     (912,917)   $     (601,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock and options issued to consultants and employees                                    550,669           443,448
Stock based settlement expense                                                            15,000            55,679
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable and accrued expenses                                                    172,611            66,000
Due to related party                                                                      97,855              -

                                                                                     -------------     -------------
Total Adjustments                                                                        750,529           565,127
                                                                                     -------------     -------------

Net Cash Used in Operating Activities                                                    (76,782)          (36,568)
                                                                                     -------------     -------------


Cash Flows from Financing Activities:
Borrowings from related party                                                             74,726            25,420
Proceeds from issuance of common stock from warrant exercise                                -               11,200
                                                                                     -------------     -------------

Net Cash Provided By Financing Activities                                                 74,726            36,620
                                                                                     -------------     -------------


Net Increase (Decrease) in Cash                                                           (2,056)               52

Cash - Beginning of Year                                                                   2,078             2,026
                                                                                     -------------     -------------


Cash - End of Year                                                                $           22    $        2,078
                                                                                     =============     =============


Non-Cash Investing and Financing Activities:

In May 2001, the Company issued 1,844,444 common shares to settle a note payable of $100,000 and related accrued interest of $38,333.

In  August  2001,   the  Company   issued  258,501  common  shares  for  accrued
compensation of $23,646.

                 See accompanying notes to financial statements.


                                    Page F5

                                  Colmena Corp.
                          Notes to Financial Statements
                               September 30, 2001



Note 1    Nature of Operations and Summary of Significant Accounting Policies

         (A)   Nature of Operations

               Colmena Corp. (the "Company"), a Delaware corporation, was formerly involved in the telecommunications industry and other industries through operating subsidiaries which were sold in fiscal 1999 (see Note 2). The Company currently seeks to renew suspended activities as a reseller in the telecommunications industry, and to serve as a consultant to developing public companies.

         (B)   Use of Estimates

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

         (C)   Cash and Cash Equivalents

               For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

         (D)   Stock Options

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

         (E)   Income Taxes

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

         (F)   Loss per Share

               Net income (loss) per common share for the years ended September 30, 2001 and 2000 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized in 2001 and 2000 since the effect was anti-dilutive. At September 30, 2001, there were 1,102,000 shares of common stock underlying outstanding options and 18,274,969 shares of common stock underlying warrants outstanding, which could potentially dilute future earnings per share.


                                    Page F6

Note 2    Reorganization Agreement and Sale of Subsidiaries

On March 16, 1999, the Company sold all of its subsidiaries but retained 10% of Techtel Communications, Inc., a telecommunications company.

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

Note 4    Note Settlement

On May 30, 2001, a $100,000 promissory note and related accrued interest of $38,333 from an unrelated party was settled for 1,844,444 shares of the Company's common stock. (See Note 7(A))

Note 5    Guaranteed Loan and Accrued Expenses

         (A)   Guaranteed Loan

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

               In 1999, Deutsche Financial Services Corporation filed a consent arbitration award based upon alleged breach of the extension agreement. Due to matters relating to the execution of the consent arbitration award, the Company repudiated its signing of the extension agreement and has taken the position that the consent arbitration award entered pursuant to the extension agreement is not legally binding (see Note 9(B)).

               Based on the contingency to the Company relating to the initial guarantee, the Company has recorded the liability of $331,000 plus accrued interest of $156,000 on its records as of September 30, 2001.

         (B)   Accrued Expenses

               The Company is subject to current litigation relating to an alleged promissory note for $85,606 allegedly executed by a former officer of the Company. The $85,606 has been included in general and administrative expenses for 2001 and accrued expenses at September 30, 2001 (see Note 9).

               Other litigation related amounts totaling $101,300 are also included in accrued expenses at September 30, 2001 (see Note 9).


                                     Page F7

Note 6    Commitments and Contingencies

         (A)   Consulting Agreement with Related Party

               Under a consulting agreement with a principal stockholder (the "Consultant"), who became a principal stockholder by virtue of the consulting agreements discussed herein, as consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue within the first 365 days of the agreement (the "Initial Term") to the Consultant options designated as Class A options to purchase shares of the Company's common stock at an aggregate exercise price of $40,000, in an amount equal to 51% of the Company's common stock at the time exercise was completed.

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

               For additional services provided, during the initial term, the Company agreed to pay the following consideration:

              (a) If the Consultant arranges or provides funding for the Company on more beneficial terms than those reflected in the Company's current principal financing agreements, the Consultant shall be entitled, at its election, to either

                   (i)    a fee  of 25% of the savings achieved, on a continuing

                   (ii) if equity funding is provided through Consultant or its affiliates, a discount of 10% from the bid price for the subject equity securities if issuable as free trading securities, or a discount of 50% if issuable as restricted securities, or

                   (iii)  an  introduction fee  of 5% of the aggregate  proceeds
                          obtained  if  funding  is  provided   by  any  persons
                          introduced to the Company by the Consultant;

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

               On January 2, 2000, the Agreement was amended to modify the required payments to the Consultant based on the Consultant's standard hourly rates, by permitting the Consultant to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase the Consultant's ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000, and to clarify the Consultant's preferential rights to subscribe for additional securities at a purchase price of 50% of the fair market value. The term of the warrants was extended to the later of December 31, 2002 or the 100th day after the Company registers the stock underlying any unexercised warrants.


                                     Page F8

               On January 4, 2001, an additional amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees, and changed the discounts as noted in item (a)(ii) above to a discount of 10% from the lowest price at which such securities are offered to any other person, if issuable as free trading securities, or a discount of 50% if issuable as restricted securities, and it eliminated the 5% introduction fee. All provisions from prior agreements regarding issuance of warrants remain intact. At September 30, 2001, $90,000 was accrued and included in the due to related party balance. (See Note 11)

               See  Note  7  for  warrant   grants  and  exercise   under  these
               agreements.

         (B)   Employment Agreements

               The Company entered into an employment agreement on May 4, 1999 expiring May 3, 2000 and automatically renewing unless terminated, to employ its President. Compensation is 200,000 common shares of the Company each year payable only upon the
               365th day of service (the "vesting date"), and certain commissions or fees based on stipulated criteria. Based on this contingency the Company recorded compensation expense over the one-year service period based on the estimated fair market value on the vesting date resulting in the expense of $15,000 in 2001 and $1,833 in 2000. The 200,000 shares issuable for 2001 are based on the service period ending in May 2001. The agreement terminated in May 2001.

               The Company entered into an employment agreement on January 12, 2000 with a term through the later of December 31, 2000 or the election of a new Secretary, to employ its corporate secretary (the "Secretary"). Compensation is 24,000 common stock options pro rata each year exercisable at $0.02 per share, beginning January 1, 2001 through December 31, 2001. In addition, the Secretary shall receive certain commissions or fees based on stipulated criteria. On January 29, 1999, the Secretary was granted 20,000 options; on January 3, 2000, the Secretary was granted  24,000  options and in January  2001,  the Secretary was granted 24,000 options at an increase exercise price of $0.05. The stock options vest immediately and are recorded as compensation expense over the service period under the intrinsic value method of APB 25, at the trading price of the underlying common stock on the vesting date, resulting in no expense in 2001 and $655 in 2000.

               Effective June 14, 2001, the Company entered into an employment agreement with an individual (the "President") pursuant to which he is engaged as the Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the President gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the President's services, the Company has agreed to compensate him at the rate of $50.00 per hour of service to the Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month in shares of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.


                                     Page F9

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

         (C)   BellSouth Agreement

               In November 1999, the Company entered into a two-year agreement with BellSouth Telecommunications, Inc. to become an alternative local exchange telecommunications company ("CLEC") in stipulated states. The Company has not activated its service and has no obligation under the agreement until usage begins. The Company also currently does not have any of the required regulatory licenses to offer such services. The agreement's initial term ends November 22, 2001 and then continues from month to month unless terminated. The Company is in the process of renewing the BellSouth agreement and applying for the requisite regulatory permits.

Note 7    Stockholders' Deficiency

         (A)   Stock Issuances

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

               On May 4, 2000, 200,000 common shares were issued under an employment agreement (see Note 6).

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



                                    Page F10

               On November 8, 2000 (the "Settlement Date"), the Company became obligated to issue 100,000 of its common shares under a court-ordered settlement stipulation. The certificate for the shares was issued in February 2001 to settle an obligation of Tio Mariano Cigar Corp., a divested subsidiary of the Company, and any other unknown obligations of the Company. The Company recorded a $15,000 settlement expense based on the trading price of the common stock at the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

               On May 30, 2001 (the "Settlement Date"), the Company settled a note payable of $100,000 plus accrued interest of $38,333 by issuing 1,844,444 of the Company's common stock to the creditor who was also a consultant. Based on the $0.075 trading price of the common stock on the Settlement Date, the Company had no gain or loss on settlement. The settlement also terminated all potential obligations under the consulting agreement. (See Note
               4)

               As of May 2001, the Company is obligated to issue 200,000 common shares to a former president and current Chairman of the Board under his employment agreement, which has terminated (see Note
               6). The shares are included in common stock issuable.

               In July 2001, 2,000,000 of the 8,670,552 common shares issuable at September 30, 2000 under the consultant warrants, were issued.

               In August 2001, 258,501 common shares were issued in exchange for accrued officer compensation of $23,646 based on an average fair market value of stock as stipulated in the related employment agreements. The effective dates of election by the employees to convert the accrued compensation was June 30, 2001 for 98,891 shares and July 31, 2001 for 159,610 shares.

               During 2001 and 2000,  7,208,835 and  21,014,574  common  shares, respectively, became subject to the consultant warrants. Of the total 36,549,939 shares of common stock underlying the warrants with an aggregate exercise price of $80,000, 18,274,970 are considered as having been issuable based on a $40,000 payment for exercise made through September 30, 2001, 8,000,000 of which have been issued, leaving 10,274,970 issuable as of September 30, 2001. The Company cannot issue such shares until its articles of incorporation are amended to increase the authorized common shares which is scheduled for the annual stockholders' meeting in December 2001 (see Notes 6 and 7(C)).

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

               Options are exercisable at dates and conditions determined by the Committee at the time of grant. However, an option may not be exercised after the expiration of 10 years from the date it is granted. In the case of incentive stock options the term may not exceed five years if granted to an option holder owning more than ten percent of the total combined voting power. Through the date of the accompanying audit report, no stock options have been granted under the plan. The plan was terminated in November 2001.



                                    Page F11

          (C)  Warrants and Options

               The Company granted options to purchase 296,000 shares of common stock to directors and officers in January 2000 at an exercise price of $0.02 expiring December 31, 2002. A compensation expense of $4,440 was recognized in 2000 under the intrinsic value method of APB 25.

               The Company granted options to purchase 70,000 shares of common stock in March 2000 to a director at an exercise price of $0.05 expiring January 12, 2002. A compensation expense of $1,050 was recognized in 2000 under APB 25.

               The Company granted options to purchase 400,000 shares of common stock to directors and officers in January 2001, at an exercise price of $0.05 per share, for services. These warrants expire on December 31, 2002. No compensation expense was recognized since the exercise price exceeded the fair market value of the stock on the grant date.

               The Company granted options to purchase 36,000 shares of common stock to two directors in July 2001 at an exercise price of $0.02 for services performed in year 2000. These options expire December 31, 2002. An expense of $2,881 was recognized immediately based in the intrinsic value method under APB 25.

               A summary of the options issued to officers and directors as of September 30, 2001 is presented below:

                                              Number of         Weighted Average
                                               Options           Exercise Price
                                          -------------------   ----------------
          Stock Options
          Balance at beginning of year               666,000      $        .036
          Granted                                    436,000      $        .048
          Exercised                                        -      $           -
          Forfeited                                        -      $           -
                                          -------------------
          Balance at end of year                   1,102,000      $        .040
                                          ===================   ================

          Options exercisable at end of year       1,102,000      $        .040
          Weighted average fair value of options                  $        .034
            granted during the year
                                          ===================   ================



                                    Page F12

          The  following  table  summarizes   information   about  officers  and
          directors stock options at September 30, 2001:



                          Options Outstanding                                             Options Exercisable
          -------------------------------------------------------------------    -----------------------------------

            Range of            Number           Weighted        Weighted             Number            Weighted
            Exercise        Outstanding at       Average         Average           Exercisable at       Average
             Price          September 31,        Remaining        Exercise         September 31,        Exercise
                                2001             Contractual         Price             2001               Price
                                                    Life
          ------------    ------------------    -------------    ------------    -------------------    ------------
          $      0.02          332,000           0.77 Years     $      0.02             332,000         $      0.02
          $      0.05          770,000           1.25 Years            0.05             770,000         $      0.05


               The Company issued warrants for the purchase of 8,326,530, 21,014,574, and 7,208,835 shares of common stock to a consultant in fiscal years 1999, 2000, and 2001, respectively (see Note 6). A consulting expense of $1,501,378, $432,125, and $509,142 was recognized in 1999, 2000, and 2001, respectively, based on the fair value options pricing method of SFAS 123 (see Notes 7(A) and 6).

          (D)  Pro Forma Disclosures

               In accordance with Statement of Financial Accounting Standards 123, for options issued to employees, the Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion Number 25 and related interpretations. Accordingly, $2,881 and $7,323 were charged to compensation during 2001 and 2000, respectively, since the fair market value of the common stock based upon the trading price at the grant date exceeded the exercise price. Had compensation cost been recognized based on the fair market value of the options on the grant date consistent with Statement of Financial Accounting Standards 123, the Company's change in net loss for the years ended September 30, 2001 and 2000 would not have been material.

               The effect of applying Statement of Financial Accounting Standards 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

Note 8   Income Taxes

There was no current income tax provision for the years ended September 30, 2001 and 2000 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense for the years ended September 30, 2001 and 2000 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                    2001               2000
                                               --------------     --------------

Computed "expected" tax expense (benefit)       $   (310,391)      $   (204,576)
Non-deductible stock based compensation              187,227            150,772
Effect of net operating loss carry forwards          123,164             53,804
                                               --------------     --------------
                                                $          -       $          -
                                               ==============     ==============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:




                                                    2001               2000
                                               ---------------    --------------

Deferred tax assets:
Net operating loss carryforward                 $  1,162,694      $   1,076,879
Stock based compensation                           5,099,419          4,912,192
                                               ---------------   ---------------
Total gross deferred tax assets                    6,262,113          5,989,089
Less valuation allowance                          (6,262,113)        (5,989,089)
                                               ---------------   ---------------
Net deferred tax assets                         $          -      $           -
                                               ===============    ==============

The valuation allowance at September 30, 2000 was 5,989,089. The increase during 2001 was $273,024.

At September 30, 2001, the Company had net operating loss carry forwards of approximately $3,419,688 for income tax purposes, available to offset future taxable income expiring on various dates through 2021. Usage of the net operating losses may be limited if the Company undergoes a change in ownership or change in business.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization (see Note 2) and the ceasing of all operations, except for consulting activities, it is more likely than not that; the deferred tax assets will not be realized.

Note 9   Legal Matters

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

          (B) Filing of Litigation: Deutsche Financial Services Corporation versus BTS, Mr. Peplin, and the Company

               Subsequent to the balance sheet date, on October 8, 1999, Deutsche Financial Services Corporation caused a Consent Arbitration Award in the amount of $348,858 plus interest at the per annum rate of prime plus 6.5% from August 1, 1998 less any sums received pursuant to the Extension Agreement referred to below, to be entered against the Company and others based on the Company's purportedly having consented to such award. The Company signed the Consent Award after having signed a loan extension agreement (the "Extension Agreement") in August of 1998, along with the Company's former President (Mr. Peplin). Because the Company agreed to the terms of the Extension Agreement, and the accompanying Consent Arbitration Award, on the express condition that two additional parties (Mr. and Mrs. Sethi) would sign them both and be similarly bound by them, and because these additional parties did not sign the Extension Agreement by September 15, 1998, the time that the payment of $348,858 was due under the Extension Agreement, the Company repudiated its signing of both the Extension Agreement and the Consent Arbitration Award. Accordingly, the Company has taken the position that the Consent Arbitration Award exceeded the jurisdiction of the arbitration and consequently, is not binding and enforceable. (See Note 5 for contingent liability accrued as of September 30, 2001.) Nonetheless, to eliminate the uncertainty of on-going litigation, the Company is activity engaged in settlement discussions concerning this matter, the outcome of which the Company cannot predict.

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

          (D)  Various Creditor Claims

               The Company has judgments and claims against it aggregating $186,906. The $101,300 was expensed in 1999 and $85,606 in 2001 and the total of $186,906 remains accrued by the Company as of September 30, 2001 (See Note 5(B)).




                                    Page F15

Note 10  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $76,782 in 2001 and had a working capital deficiency of $930,936 and an accumulated deficit of $18,417,978 at September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations, or locate a merger/acquisition candidate.


Note 11  Related Parties

During 2001, the Company accrued $90,000 in consulting fees payable to a principal stockholder under a consulting agreement. (See Note 6(A))

The Company owes its principal stockholder $199,201 at September 30, 2001. That balance consists of $101,346 principle and $7,855 accrued interest pursuant to a promissory note expiring September 2002 (interest at prime plus 2%, 8.28% at September 20, 2001) and $90,000 of accrued consulting fees (see Note 6(A)).

The Company is employing its corporate counsel under a shared employment agreement with the Company's principal stockholder and consultant (see Notes 6(A) and 6(B)). In the event of any conflict of interest, under the agreement, the corporate counsel represents the principal stockholder only.

Note 12  Subsequent Events

In November 2001, 24,788 of the shares issuable at September 30, 2001, were issued.

The Company's vice-president, corporate secretary and director is also an officer of the consultant and principal stockholder(see Note 6(A)).

                                    Page F16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

On June 17, 2001, our Company changed its auditors when the individual supervising our Company's account left his prior employer and founded his own firm, Salberg & Company, P.A. Such change was based solely on a desire to maintain continuity with the person most familiar with our Company and its financial statements who left his former firm and formed Salbery & Company, P.A..Our Company has not had any disagreements with any accountants concerning required financial disclosure.

1.  (i)   The decision to change accountants was approved by our Company's board of directors; and

    (ii)  (A)  There were no disagreements with the former  accountant,  whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; or

          (B)  The former accountant did not advise our Company that:

               1. internal controls necessary to develop reliable financial statements did not exist; or

               2. information had come to the attention of the former accountant which made the accountant unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

               3. that the scope of an audit should be expanded significantly, or that information had come to the accountant's attention that the accountant had concluded would, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlyin financial statements, or the financial statements issued or to be issued covering the fiscal period(s)subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the accountant's satisfaction prior to our Company's decision to change auditors.

(2) Our Company provided our former auditors, Weinberg & Company, P.A., with copy of the report on Form 10-KSB for the year ended September 30, 1999 and requested that they furnish a letter addressed to the Commission stating whether they agreed with the statements made herein and, if not, stating the respects in which they do not agree. Such letter from Weinberg & Company, P.A. was filed as an exhibit to our Company's Form 8-KSB filed with the Commission on June 25, 2001.

PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of September 30, 2001, the following persons served as our Company's directors and executive officers:

Name                      Age (1)  Term (2)   Positions
----                      -------  --------   ---------
Anthony Q. Joffe            59       (3)      Director, chairman of the board of
                                               directors
Charles J. Champion, Jr.    34       (4)      Director, chairperson of the audit
                                               committee
Vanessa H. Lindsey          30       (5)      Vice- President,  Secretary and
                                               Director
Lawrence R. Van Etten       64       (6)      Director

Robert S.  Gigliotti        53       (7)      Director,  member of the  audit
                                               committee
Kevin W.  Dornan            49       (8)      General  Counsel
Edward C.  Dmytryk          55       (9)      President, Chief Executive Officer
                                               and Director

(1)  As of September 30, 2001.

(2) All directors were elected for a term ending at such time as his or her successor is elected at the next annual meeting of our Company's stockholders and is qualified in office, and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation tha may survive their termination.

(3) Mr. Joffe was elected as a member of our Company's board of directors on January 12, 1999, as the chairman of our Company's board of directors in March 1999, and as our Company's president on May 4, 1999. He resigned as President and Chief Executive Officer on May 14, 2001, but remains as its Chairman and a director.

(4) Mr. Champion was elected as a member of our Company's board of directors on January 12, 1999, and as the chairman of our Company's audit committee on November 4, 1999.

(5) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as our Company's Vice - President on June 14, 2001.

(6) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000.

(7) Mr. Gigliotti was elected as a member of our Company's board of directors on December 11, 1997, and a member of the audit committee on October 27, 2000.

(8) Mr. Dornan was elected as our Company's general counsel effective June 18 2001.

(9) Mr. Dmytryk was elected as a member of our Company's board of directors and as its President and Chief Executive Officer on May 14, 2001.

Biographies of Directors and Executive Officers

Anthony Q. Joffe, Director and Chairman, Former President and Chief Executive Officer.

     Anthony Q. Joffe, age 59, has served as a member of our Company's board o directors since January 12, 1999. In March 1999, Mr. Joffe was elected as chairman of the board of directors and in May 1999, he was elected as our Company's president. He resigned as president and chief executive officer on May 14, 2001, but remains as chairman of the board and a director. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. Subsequent to his graduation, Mr. Joffe was employed as the Quality Control Manager for Cognitronics Corporation, a computer manufacturer, where he was responsible for overseeing the United States Air Force compliance testing program as well as normal day-to-day management. In 1967, Mr. Joffe was employed by General Electric as a production engineer in the insulating materials field. In 1970, Mr. Joffe was employed by King's Electronics, a RF coaxial connector manufacturer, where he was responsible for major accounts and guided the field sales force. In 1973, Mr. Joffe was one of the founders and vice-president of J.S. Love Associates, Inc., a commodity brokerage house no longer in operation (then headquartered in New York City). In 1976, Mr. Joffe formed and served as president and chief operating officer of London Futures, Ltd., a commodity broker with 275 employees in nine offices. London Futures, Ltd. was closed in 1979 and Mr. Joffe moved to Florida. From 1979 until 1986, Mr. Joffe was vice president of Gramco Holdings, Inc. (and its predecessor companies), a firm that owned and operated a variety of companies. These companies included five cemeteries and funeral homes in Broward County, Florida, a 33-acre marina, a general contracting company, a boat title insurance underwriting firm, three restaurants, a real estate brokerage company, a mortgage brokerage company and a leasing company. His responsibilities included supervision of the day-to- day operations and new business development. From 1986 to 1991, Mr. Joffe served as consultant and/or principal to a variety of small businesses in the South Florida area. In 1989 he became president of Windy City Capital Corp., a small publicly traded, reported company that was originally formed as a "blind pool" for the express purpose of finding an acquisition candidate. Eventually, a reverse merger was consummated with a computer software company from Pennsylvania. Mr. Joffe then took the position of president of Rare Earth Metals, Inc. (and its predecessor companies), a small publicly traded company that purchased Spinecare, Inc., a medical clinic in New York. Spinecare changed its name to Americare Health Group and relocated its legal domicile to Delaware. Since March 1993, Mr. Joffe has performed consulting services for First Commodities, Inc., an Atlanta based commodities firm, and has been involved in fundraising for the Multiple Sclerosis Foundation. He also assisted Digital Interactive Associates and IVDS Partnership with financial affairs in conjunction with their successful bid to the Federal Communications Commission for licenses in the cities of Atlanta, Georgia, Minneapolis/St. Paul, Minnesota, and Kansas City, Missouri. Mr. Joffe served as the interim president of Madison Sports & Entertainment Group, Inc., a publicly held Utah corporation then headquartered in Fort Lauderdale, Florida, from September 1, 1994, until February 16, 1996, during which time he became its vice president and vice chairman, chief operating officer, treasurer and chief financial officer until he resigned. Since 1996, he has founded a boat financing company and joined NorthStar Capital ("NorthStar") as Managing Director. NorthStar is an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida that specializes in assisting small to mid-size private and publicly traded companies with business and financial planning, acquisition and divestiture, financial public relations and market position advice, and treasury services. Mr. Joffe served as a member of the Board of Directors of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation from November 1998 to June 2001.

Edward C. Dmytryk, Director, President and Chief Executive Officer.

     Mr. Dmytryk, age 55, serves as a member of our Company's board of directors and as the president and chief executive officer since May 14, 2001. Mr. Dmytryk graduated summa cum laude from The Citadel, the Military College of South Carolina, in 1968 with a bachelor of science degree in business administration. From 1968 until 1973, Mr. Dmytryk served in the United States Air Force as a fighter and instructor pilot, attaining the rank of captain (regular United States Air Force). From 1973 until 1975, he served as a sales manager for Wulfsberg Electronics, Inc., a national avionics firm specializing in airborne radio telephone systems and headquartered in Overland Park, Kansas. From 1976 until 1981, he served as a regional sales manager for Polaroid Corporation a multi faceted imaging company headquartered in Cambridge, Massachusetts. From 1981 until 1985, he was vice president of sales for West Chemical, Inc., a company involved in the manufacture of animal health feed additives, pharmaceutical products, iodophor concentrates and specialty chemicals, headquartered in Princeton, New Jersey. From 1985 until 1986, he served as vice president for sales and marketing at Animed, Inc., a veterinary products manufacturing company specializing in sales to veterinarians, headquartered in Roslyn, New York. From 1987 until 1988, he was president of Mac's Snacks, Inc., the world's largest processor of pork rinds, headquartered in Grand Prairie, Texas. From 1988 until 1995, he served as the chief operating officer for Bollinger Industries, Inc., a fitness products manufacturer headquartered in Irvine, Texas. Since June 1990, he has been the owner and chief executive officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Since September 1999, he has served as the president of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida. In addition, he currently serves as president and chief financial officer of Sohn, Inc., located in Roswell, Georgia, a company specializing in marketing, sales, and installing fitness products in the hospitality and apartment market (fitness centers in hotels, condominium complexes, and apartments throughout the United States.) From December 2000 to June 2001, he served as president and chief executive officer of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation, and as a member of its board of directors from 1999 to the present.

Charles J. Champion, Director, audit committee chairperson

     Charles J. Champion, Jr., age 34, has served as a member of our Company's board of directors since January 12, 1999, and has the chairperson of our Company's audit committee since January 29, 1999. Mr. Champion graduated from Florida State University in 1988 with a bachelor's degree in political science. Following graduation, he joined the Champion Group of Companies, a family owned enterprise involved in the insurance and financial industries. In 1991, while continuing his association with the Champion Group of Companies, he became a vice president with Sunshine Securities Corporation, a licensed broker dealer in securities and a member of the National Association of Securities Dealers, Inc. Mr. Champion purchased Sunshine Securities Corporation in 1996, at which time it became one of the Champion Group of Companies. He then became Sunshine Securities Corporation's president, and its business capabilities were expanded to include practice as a registered investment advisor. Sunshine Securities Corporation's name was changed to Champion Capital Corporation on or about February 5, 2000. Mr. Champion holds a number of insurance and securities licenses, including series 7 and series 24 securities licenses. Mr. Champion served as a member of the board of directors of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation, from December 2000 to June 2001.

Vanessa H. Lindsey, Vice-President, secretary and director.

Vanessa H. Lindsey, age 30, was elected vice-president of our Company on June 14, 2001, has served as our Company's secretary and chief administrative officer since January 1999 and was elected as a member of its board of directors effective February 1, 2000. Mrs. Lindsey was employed by Accell Plumbing Systems, Inc., an Ohio corporation, as that company's office manager and bookkeeper from 1993 to 1995. Since 1995 she has been employed as the chief administrative officer of Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission.

Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president and secretary. She is also the secretary and chief administrative officer for The Yankee Companies, Inc., which serves as a strategic consultant to our Company. Mrs. Lindsey held the position of secretary of The Marion County Libertarian Party and was the Campaign Treasurer for the Cyndi Calvo for State Senate, District 8 Campaign from 1998 to 2000. From November 11, 1999 to June 13, 2001, she served as secretary for AmeriNet Group.com, Inc.(currently Fields Technologies, Inc.), a publicly held Delaware corporation, and served as a member of its board of directors from April 6, 2000 to June 13, 2001. Since January 2001, she has served as the secretary and as a member of the board of directors for Explorations Group, Inc., a Delaware corporation.

Robert S. Gigliotti, Director, audit committee member.

Robert S. Gigliotti, age 53, served as our Company's secretary from November 10, 1997 until January 12, 1999, serves as a member of our board of directors since December 11, 1997 and as a member of our Company's audit committee since May 30, 2000. In 1970, Mr. Gigliotti received a bachelor's degree in business from Alma College, located in Alma, Michigan. He received his certified public accountant license in 1972 and joined the firm of Perrin, Fordree & Company, P.C. of Troy, Michigan in 1976 after six years in the tax department of the Detroit office of Arthur Andersen & Company. Mr. Gigliotti currently serves as the managing tax partner of Perrin, Fordree & Company. Mr. Gigliotti's specialties include estate and financial planning, franchising and corporate taxation.

Lawrence R. Van Etten, Director

Mr. Van Etten, age 64,was elected as member of our Company's board of directors on May 31, 2000. Mr. Van Etten graduated from New York Military Academy, Cornwall On Hudson, New York in 1954 and attended Gettysburg College, Gettysburg, Pennsylvania from 1954 -1956 and Marist College, Poughkeepsie, New York from 1981-1982, He was employed by IBM from 1956 until 1987, during which time he held several senior management positions including Corporate Control Operations Manager, Corporate Scheduling Manager and Director of Logistics Special Processes. Since leaving IBM, Mr. Van Etten has served as an executive with several companies in the United States and Canada (Vice President - Remtec, Inc. Chambly, QC - Manufacturer of Refueling Vehicles 1987-1988; Vice President
- The Enterprise Group - Clearwater Florida - Development of New Business Opportunities 1993-1994; Vice President - International Digital Communications Systems, Inc. - Miami, FL - Telecommunications Sales - 1996-1998; President Techtel Communications, Inc., Pompano Beach, FL- CLEC Service Provider 1998 - 1999; and he owned and managed his own consulting company LVE & Associates - US & Canada - Several long term contracts with Toyada Gosei, Best Glove Canada, Remtec, Inc. Prestige Auto & Strategic Health Development Corporation). Much of Mr. Van Etten's recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. From May 22, 2000 until December 22, 2000, Mr. Van Etten served as acting president and chief operating officer and until June 13, 2001 as a member of the board of directors of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation.

Kevin W. Dornan, Esquire, General Counsel

Kevin W. Dornan, age 49, was engaged as our Company's general counsel as of June 18, 2001. He is a graduate of the Johns Hopkins University (Bachelor of Arts, philosophy, 1973); the University of North Carolina at Chapel Hill (Master of Arts, philosophy, 1975); the Catholic University of America (Master of Arts, religious studies, 1979); and the University of Maryland School of Law (Juris Doctor, 1987), where he served as editor-in-chief of the 1986-87 Maryland Law Review. During law school, he also served as a judicial intern for The Honorable James R. Miller, Jr., of the U.S. District Court for the District of Maryland. After practicing from 1987-1996 in Washington, DC and Maryland, primarily in the areas of corporate and commercial transactions and litigation, Mr. Dornan became the general counsel for DWA Corp. ,a telecommunications company in St. Augustine, Florida. In June 2001, he became the general counsel for The Yankee Companies, Inc. He is admitted to practice before the Court of Appeals of Maryland (1988), the District of Columbia Court of Appeals (1993); the Supreme Court of Florida (1996); the U.S. Courts of Appeals for the District of Columbia
(1988), Second (1988), Fourth (1988), and Eleventh (1996) Circuits; and the U.S. District Courts for the District of Maryland (1988), the Eastern and Western Districts of Arkansas (1992), the District of Columbia (1994), and the Middle District of Florida (1997). Mr. Dornan has served since 1996 as an adjunct professor of business ethics at Saint Leo University in Saint Leo and St. Augustine, Florida, and as an adjunct professor of management and business at Eckerd College in St. Petersburg, Florida. In 1998, he was named to Who's Who in American Law.
                                     Page 43

Other Material Personnel

In addition to our Company's directors and executive officers, since January of 1999, William A. Calvo, III and Leonard Miles Tucker have also provided material services to our Company through Yankees, in which they serve as directors and executive officers and which they and their families own. Because Yankees has the right to acquire up to 75% of our Company's securities, it should also be deemed a control person of our Company.

Family Relationships.

There are no family relationships among the current officers and director of our Company.

Involvement in Certain Legal Proceedings.

Based on information provided in response to our Company's legal counsel, except as otherwise disclosed in this report, during the five year period ending on September 30, 2001, no current director, person nominated to become a director or executive officer, and no promoter or control person of our Company has been a party to or the subject of:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two year prior to that time;

(2)  Any  conviction  in a criminal  proceeding or has been subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

(3) Any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending o otherwise limiting his or her involvement in any type of business, securities or banking activities; an

(4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

To the best of our Company's knowledge, no one subject to Section 16(a) o the Exchange Act engaged in any transactions in our Company's securities during fiscal year 2001, except with reference to receipt of securities from our Company as described in this report.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table


                Annual Compensation                 Awards                        Payouts
                                                                  Securities
                                          Other                   Underlying        Long         All
Name and                                  Annual    Restricted    Options &         Term
Principal                                 Compen-   Stock         Stock Apprecia-   Incentive    Compensation
Position        Year    Salary    Bonus   sation    Awards        tion Rights       Payouts
---------       ----    ------    -----   ------    ---------     --------------    ---------    -------------
Mr. Joffe (1)   2000    *         *       *         200,000 (3)   *                 *            *
Mr. Joffe (1)   2001    *         *       *         200,000 (3)   *                 *            *
Mr. Dmytryk     2001    (2)       *       *         *             *                 *            *
Mrs. Lindsey    2001    (2)       *       *         *             *                 *            *
Mr. Dornan      2001    (2)       *       *         *             *                 *            *



(1) Mr. Joffe was elected as a member of our Company's board of directors on January 12, 1999, as the chairman of our Company's board of directors in March 1999, as our Company's president on May 4, 1999 and resigned as president and chief executive officer on May 14, 2001.

(2) See Employment Contracts, Termination of Employment and Change in Contro Arrangements section below.

(3)  Shares of common stock.

 *   Not Applicable


Options and Stock Appreciation Rights Grants Table

For Fiscal Year Ended September 30, 2001:

              Quantity  of        Percentage  of  Total
              Securities          Options  or  Stock
              Underlying          Appreciation          Exercise
              Options & Stock     Rights Granted        or Base
              Appreciation        to Employees          Price Per  Expiration
Name          Rights  Granted     In Fiscal Year        Share      Date
----          ---------------     -----------------     --------   -----------
None

Aggregated Option & Stock Appreciation Right Exercises and Fiscal Year-End Options & Stock Appreciation Rights Value Table

                                          Number of
                                          Securities
                                          Underlying
                                          Options &        Value of
                                          Stock            Unexercised
                                          Appreciation     In-the-Money
                Shares                    Rights at        Options & Stock
                Acquired      Value       Fiscal           Appreciation Rights
Name            On Exercise   Realized    Year End         at Fiscal Year End
----            -----------   --------    -------------    -------------------
None



Long Term Incentive Plan Awards Table

Long Term Incentive Plans - Awards in Last Fiscal Year

                                 Performance
                     Number      or Other
Name                 of Units    Period  Until
of                   or Other    Maturation
Executive Officer    Rights      or Payout       Threshold   Target  Maximum
-----------------    --------    -------------   ---------   ------  -------
Not Applicable

Compensation of Directors

Standard Arrangements

During the fiscal year that started on October 1, 2000 and ended on September 30, 2001, the members of our Company's board of directors were compensated through the grant of warrants to purchase shares of our Company's common stock, as disclosed in the following table:

Date of Expiration Exe

                               Date of    Expiration   Exercise     Underlying
Name & Category                Option     Date         Price        Shares
---------------                -------    ----------   --------     -----------
Anthony Q. Joffe (1)             (2)        (3)        $0.05        100,000
Charles J. Champion, Jr.(1)      (2)        (3)        $0.05        100,000
Robert S. Gigliotti (1)          (2)        (3)        $0.05        100,000
Vanessa H. Lindsey (1)           (2)        (3)        $0.05        100,000
David K. Cantley                 (4)        (3)        $0.02          8,000
Lawrence R. Van Etten            (4)        (3)        $0.02         28,000



(1) Directors who have served on the board for one or more years and received additional compensation

(2)  January 11, 2001

(3)  December 31, 2002 (4) July 27, 2001.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements.

During the fiscal year that started on October 1, 2000 and ended on September 30, 2001, our Company had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except as set forth below.

Employment Agreements

Mr. Joffe

On May 4, 1999, our Company's board of directors elected Anthony Q. Joff as its president. The agreement was for a term of one year, with renewal thereafter from year to year unless the Company or Mr. Joffe gave at least 60 days notice prior to the end of the then-current term of an intention not to renew, and contained confidentiality & non- competition clauses. Mr. Joffe was to be compensated for his services with 200,000 shares of the Company's common stock, provided he remained employed for 365 consecutive days, was not discharged for cause, and complied with all of his obligations under the employment agreement. Mr. Joffe served for a total of two years and was issued 224,788 common shares and 175,212 common shares are issuable. A copy of the Joffe employment agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.

Mrs. Lindsey

On January 12, 1999, our Company's board of directors elected Vanessa H. Lindsey as its secretary. Our Company agreed to compensate Mrs. Lindsey for her services as secretary through December 31, 1999 by granting her a common stock purchase warrant to purchase 20,000 shares of our Company's common stock at a price of $0.05 per share, exercisable during the period starting on January 1, 2000 and ending on January 12,2002. On January 3, 2000, our Company agreed to compensate Mrs. Lindsey for her services as secretary through December 31, 2000 by granting her a non-qualified stock option to purchase 24,000 shares of our Company's common stock at a price of $0.02 per share, exercisable during the period starting on January 1, 2001 and ending on December 31, 2002. A copy of the agreement to serve as corporate secretary was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.

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

Mr. Dmytryk

Effective June 14, 2001, our Company entered into an employment agreement with Mr. Dmytryk pursuant to which he is engaged as our Company's president and chief executive officer. The agreement is for a term of one year, with renewal thereafter from year to year unless either our Company or Mr. Dmytryk gives at least 60 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mr. Dmytryk's services, our Company has agreed to compensate him at the rate of $50.00 per hour for services to our Company, plus reimbursement for all reasonable expenses related thereto. This compensation is paid at the end of each month, and is currently paid by an equivalent amount of our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mr. Dmytryk's employment agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1999.

Mr. Dornan

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

Report of Re-Pricing of Options or Stock Appreciation Rights

During the report period, to the best knowledge of our Company, the management did not re-price any options or stock appreciation rights previously granted to any of our Company's executive officers, whether by amendment, cancellation or replacement grants, or any other means.

Except as disclosed below, our Company has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated. During the period commencing on January 1, 2001 and ending on the date of this report, our Company took the following actions:

1. On January 4, 2001, our Company and Yankees entered into a new strategic consulting agreement, pursuant to which Yankees will bill at its standard hourly rates for all work as t which a prior written arrangement with different terms has not been entered into; however, no hourly billable services will be provided except at the Client's specific request, and the service of Yankees' directors, Messrs. William A. Calvo, III, and Leonard Miles Tucker, will be provided at the fixed rate of $10,000 per month, in the aggregate, (a substantial reduction in historical fees accrued on an hourly basis) payment for which will be deferred and accrued until adequate funds become available. The agreement also permits Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock.

2. On or about January 12, 2001, the expiration date of the options granted to the members of our Company's board of directors and its executive officers who assumed office on and after January 12, 1999, was extended until January 12, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of the end of the Report Period

     As of September 30, 2001, our Company's only currently outstanding voting securities were 19,975,212 shares of common stock, $0.01 par value. As a material subsequent event, as of the close of business on November 15, 2001, our Company had 20,000,000 shares of common stock outstanding. The following tables disclose information concerning ownership of our Company's common stock by officers, directors and principal stockholders (holders of more than 5% of our Company's common stock) as of November 15, 2001. Because our Company currently has no additional shares available for issuance, the following two tables assume that no person currently has the right to acquire additional securities of our Company within sixty days as specified in Commission Rule 13(d)(1). Nonetheless, the associated footnotes indicate the number of shares to which such persons may become entitled in the event our Company's stockholders authorize an increase in capitalization at the Annual Meeting of Stockholders scheduled for January 4, 2002.

         All footnotes to the tables follow the second table.

Security Ownership of Certain Beneficial Owners

     As of November 15, 2001, the following persons (including any "group") are, based on information available to our Company, beneficial owners of more than five percent of our Company's common stock (its only class of voting securities).

                                                Amount
                                                and Nature            Percent
                                                Of Beneficial         of
Name and Address of Beneficial Owner (1)        Ownership (2)         Class

Tucker Family Spendthrift Trust (3)             4,326,250             21.6%
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.

The Yankee Companies, Inc.
and affiliates (3) (4) (5)                       (4)                  (4)
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.

Calvo Family Spendthrift Trust (5)              3,756,250             18.8%
1941 Southeast 51st Terrace;
Ocala, Florida 34471

Richard C. Peplin and affiliates (13)           2,202,041             11%
25100 Detroit Road, Westlake, Ohio 44145

SBV Holdings, Inc.                              1,844,444              9.2%
3350 NW Boca Raton Blvd.,
Suite B38, Boca Raton, FL 33431


Security Ownership of Management

     As of November 15, 2001, the following Table discloses our Company's common stock (the only outstanding class of equity securities for our Company, its parents or subsidiaries held by persons other than our Company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and all directors and executive officers of our Company as a group, without naming them. The table shows in the second column the total number of shares currently owned and in the third column the percent owned.

Name and Address of                    Amount         Nature of         Percent
Beneficial                             Of Equity      Beneficial        of
Owner (1)                              Owned          Ownership         Class

Robert S. Gigliotti                    90,000           (6)              0.5%
901 Wilshire Drive,
Suite 400; Troy, Michigan 48084

Anthony Q. Joffe                      224,788           (7)              1.1%
101 Southwest 11th Avenue;
Boca Raton, Florida 33486

Edward C. Dmytryk                      91,055           (8)              0.5%
315 Premier Vista Way;
St. Augustine, Florida 32080

Kevin W. Dornan, Esquire               88,068           (9)              0.5%
5001 Southwest 20th Street;
Ocala, Florida 34474

Vanessa H. Lindsey                    279,378          (10)              1.4%
340 Southeast 55th Avenue;
Ocala, Florida 34471

Charles J. Champion                      (11)          (11)              (11)
Post Office Box 952259;
Lake Mary, Florida 32795

Lawrence R. Van Etten                 136,147          (12)              0.7%
1601 North 15th Terrace;
Hollywood, Florida 33020

All officers and directors
as a group                             909,436          (2)            4.5%(14)

               Footnotes to Tables of Principal Stockholders and
                   Tables of Executive Officers and Directors

The following footnotes apply to the preceding two tables:

(1) This table pertains to common stock, our Company's only outstanding equity securities.

(2)  Beneficial and record.

(3) The Tucker family is comprised of Michelle Tucker, Leonard Miles Tucker, her husband, Shayna and Montana, their minor daughters and Jerrold Tucker, Mr. Tucker's father. Mr. Jerrold Tucker holds 470,000 shares in trust for Shayna and Montana, his minor granddaughters; 100,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker; and 3,756,250 shares are held by the Tucker Family Spendthrift Trust.

(4) The Yankee Companies, Inc., is a Florida corporation, 50% of which is owned by members of the Tucker family and 50% which is owned by members of the Calvo family. Yankees currently holds no shares of our Company's stock, having distributed all shares it has acquired to date to its shareholders. At such time as a sufficient increase in capitalization is authorized by our Company's stockholders, Yankees would have the right to acquire 36,549,939 shares if it fully exercised its warrant.

(5) The Calvo family is comprised of Cyndi Calvo; William A. Calvo, III, her husband; William, Alexander and Edward, their minor sons. All the shares are held by the Calvo Family Spendthrift Trust.

(6) Mr. Gigliotti has served as a member of our Company's board of directors since December 11, 1997, as a member of the audit committee since November 4, 1999, and as its secretary from November 10, 1997 until January 12, 1999. Mr. Gigliotti currently holds 90,000 shares, and holds warrants to acquire 230,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.

(7) Mr. Joffe has served as a member of our Company's board of directors since January 12, 1999, and as its president and chief executive officer from May 4, 1999 to May 14, 2001. Mr. Joffe currently holds 224,788 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 175,212 shares for his services through May 2001. He also holds warrants to acquire 242,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.

(8) Mr. Dmytryk was elected as a member of our Company's board of directors and as its president and chief executive officer on May 14, 2001. Mr. Dmytryk currently holds 91,055 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 332,434 shares for services rendered to our Company to date.

(9) Mr. Dornan was elected as our Company's general counsel effective June 18, 2001. Mr. Dornan currently holds 88,068 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 102,381 shares for services rendered to our Company to date.

(10) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as its Vice-President on June 14, 2001. Mrs. Lindsey currently holds 279,378 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 159,310 shares for services rendered to our Company to date. She also holds warrants to acquire 242,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.

(11) Mr. Champion has served as a member of our Company's board of directors since January 12, 1999. Mr. Champion currently owns no shares, but holds warrants to acquire 242,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.

(12) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000. Mr. Van Etten currently holds 136,147 shares and holds warrants to acquire 28,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.

(13) Mr. Peplin served as our Company's president, chief executive officer, as a member of our Company's board of directors and as its chair from November 10, 1997 until May 4, 1999 (except that he resigned as chairman on March 3,
     1999). Lakewood Mfg. Co. is an entity controlled by Mr. Peplin, and Lakewood Mfg. Co.'s 793,944 shares are therefore included in Mr. Peplin's total number of shares shown in the table.

(14) Upon a sufficient increase in our Company's capitalization, if all officers and directors were issued the shares to which they are entitled for services rendered, and if they exercised all warrants, as a group they would own 2,629,773, which would represent approximately 4.5 % of the class at that time.

Changes in Control

     As of the end of the report period , material changes in control have taken place (see "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons ..." for a discussion of how current management assumed control of our Company starting in January 1999). Based on Yankees current stock ownership and its option to acquire up to 75% of our Company's common stock, Yankees and its stockholders should be deemed to currently control our Company and to have the capacity to pass matters to be acted on at stockholders meetings. Except for the foregoing, to the best knowledge and belief of our Company, there are no arrangements, understandings, or agreements relative to the disposition of our Company's securities, the operation of which would at a subsequent date result in a change in control of our Company.

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

     The following table discloses all persons who were parents of our Company as of November 15, 2001, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                       Basis for         Percentage of Voting
Name                                   Control           Securities Owned
Yankees and its stockholders             (1)                  40.4% (2)
---------

(1) Stock ownership, options and consulting agreement. The discussion of Yankees association with our Company is discussed in Part I, Item 1 of this report. Leonard Miles Tucker, a resident of Boca Raton, Florida, serves as Yankees' president and as a member of its board of directors; William A. Calvo, III, serves as Yankees' vice president, treasurer and as a member of its board of directors; Vanessa H. Lindsey (also an officer and director of our Company) serves as Yankees' secretary and chief administrative officer. Kevin W. Dornan (also our Company's general counsel) serves as Yankee's general counsel. Yankees is owned in equal shares by members of Mr. Tucker's family and Mr. Calvo's family.

(2) This figure includes the current ownership interest of Yankees' stockholders. Upon a sufficient increase in our Company's capitalization, and if Yankees were to fully exercise its warrant at that time, the percentage of voting securities owned by Yankees and its stockholders would be approximately 76.6%. See also footnote 4 to the preceding table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Materially Adverse Proceedings

Our Company is not aware of any proceedings involving its executive officers or directors adverse to our Company's interests.

Certain Business Relationships

As of the Report Date

As of the report date, none of our Company's directors or nominees for director:

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

(4) Is, or during the last fiscal year has been, a member of, or of counsel to, a law firm that the issuer has retained during the last fiscal year or proposes to retain during the current fiscal year, which has or is expected to result in payment of fees exceeding five percent of the law firm's gross revenue for that firm's last full fiscal year;

(5) Is, or during the last fiscal year has been, a partner or executive officer of any investment banking firm that has performed services for our Company, other than as a participating underwriter in a syndicate, during the last fiscal year or that our Company proposes to have perform services during the current year and the dollar amount of compensation received by an investment banking firm exceeded or is expected to exceed five percent of the investment banking firm's consolidated gross revenues for that firm's las full fiscal year; or

(6) Is, or during the last fiscal year has been involved in any other relationships that our Company is aware of between the nominee or director and our Company that is or was substantially similar in nature and scope to those relationships listed in paragraphs (1) through (5).

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601of Regulation S-B

The response to this Item as contained in our Company's report on Form 10-KSB for the year ended September 30, 1998 and 1999 and 2000, is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in our Company's: reports on Form 10-QSB for the quarters ended December 31, 2000 and March 31, 2001 and June 30, 2001; and, the current reports on Form 8-K filed with the Commission on June 25, 2001, and for the following additional exhibits filed herewith. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation      Page
of  Exhibit      Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference   Description
--------------   -------------  -----------
(1)              *              Underwriting Agreement

(2)                             Plan of acquisition, reorganization, arrangement
                                 liquidation  or succession

(3)    (i)                      Articles of incorporation:

       3.3       57             Certificate  of Renewal and Revival of  Charter,
                                 dated  August 13, 2001.

       (ii)                     Bylaws:

(4)                             Instruments  defining  the  rights  of  holders,
                                 including indentures:
       4.4       (1)            Our Company's 1998 Stock  Option  Plan and Forms
                                 of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.
       4.5       (3)            Yankees Warrant Agreement,  effective January 5,
                                 1999
       4.6       (3)            Common  Stock  Purchase  Warrants  between   the
                                 directors and officers  of  our Company,  dated
                                 January 29, 1999.
       4.7       (3)            Yankees  Amended   Warrant  Agreement,   dated
                                 December 30, 1999
       4.8       (3)            Amended Common Stock Purchase  Warrants  between
                                 the directors and officers of our Company, dated January 3, 2000.
       4.9       (3)            Our Company's 2000  Non-qualified  Stock  Option
                                 & Stock Incentive Plan, dated January 3,  2000.

(5)    *                        Opinion re: legality

(6)    *

(8)    *                        Opinion re: tax matters

(9)                             Voting trust agreements

(10)                            Material Contracts:

       10.1      (3)            Yankee  Consulting  Agreement,  dated January 5,
                                 1999
       10.20     (3)            Supplemental Services  Agreement between Yankees
                                 and our Company,  dated   October  15,  1999
       10.21     (3)            Memorandum of  Acquisition  between Fon  Digital
                                 Network, Inc. and TechTel Communications, Inc., dated November 1999.
       10.22     (3)            Agreement  between  Our  Company  and  BellSouth
                                 Telecommunications,  dated November 22, 1999.
       10.23     (3)            Yankees Second Amendment to Consulting Agreement
                                 dated  January 2, 2000
       10.24     (3)            Agreement  to  Serve   as  Corporate   Secretary
                                 between Vanessa Lindsey and our Company, dated January 3, 2000.
       10.25     (3)            Employment  agreement  between  Anthony Q. Joffe
                                 and our Company, dated January 3, 2000.

Designation      Page
of  Exhibit      Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference   Description
--------------   -------------  -----------

       10.26     (3)            Settlement  Agreement   between  Jack Levine and
                                 our Company,  dated  January  17,  2000.
       10.27     (3)            Settlement   Agreement   between  Lawrence   Van
                                 Etten and our  Company,  dated May 11,  2000.
       10.28     (3)            Settlement  Agreement between Troy D. Wiseman ,
                                 Richard C. Peplin, Jr. and our Company, dated May 31, 2000.
       10.29     (2)            Strategic  Consulting  Agreement  with  Yankees,
                                 dated January 4, 2001.
       10.30     (2)            Settlement Agreement between  Patrick Graham and
                                 our Company,  dated November 8,  2000.
       10.31     (5)            Clarification  Agreement,  dated  July  6, 2001,
                                 to the Reorganization Agreement with Richard C. Peplin, Jr., signed on March 25, 1999
       10.32     (5)            Settlement  Agreement  between SBV  Holdings and
                                 our Company,  dated May 31, 2001
       10.33     (5)            Strategic  Consulting Agreement between  Yankees
                                 and our  Company  dated,  January 4, 2001.
       10.34     (5)            Clarification  Agreement,  dated  July  23 2001,
                                 to the Employment Agreement with Richard C. Peplin, Jr., signed on June 1, 1998.
       10.35     (5)            Employment  agreement  between Edward C. Dmytryk
                                 and our Company,  dated July 19, 2001.
       10.36     (5)            Employment  agreement between Vanessa H. Lindsey
                                 and our  Company,  dated July 19, 2001.
       10.37     (5)            Engagement agreement  between  Kevin  W.  Dornan
                                 and our  Company,  dated July 19,  2001.
       10.38     58             Loan Agreement,  Security  Agreement, Promissory
                                 Note between our Company and Yankees, dated September 24, 2001

(11)             F3            Statement re computation of per share earnings

(13)              *             Annual or quarterly reports, Form 10-Q

(15)              *            Letter on unaudited interim financial information

(16)                            Letter on change in certifying accountant
       16.3       (4)           Letter re Change in Certifying Accountant
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

(19)              *             Reports furnished to security holders

(20)              **            Other  documents  or  statements   to   security
                                 holders   or  any  document   incorporated   by
                                 reference

(21)              **            Subsidiaries of our Company

(22)              **            Published  report regarding matters submitted to
                                    vote

(23)                            Consent of experts and counsel

Designation      Page
of  Exhibit      Number
as Set Forth     or Source of
in Item 601 of   Incorporation
Regulation S-B   By Reference   Description
--------------   -------------  -----------
(24)             **             Power of attorney

(25)             *              Statement re eligibility of trustee

(26)             *              Invitation for competitive bids

(27)             **             Financial data schedule

(99)                            Additional Exhibits:

      99.5           84         Audit Committee Report

*    Not applicable

**   None

(1) Filed as an exhibit to our Company's registration statement on Form S-8, registration number 333-47999, declared effective by the Securities and Exchange Commission on March 16, 1998, as exhibit 99.1; and, incorporated by reference herein as permitted by Commission Rule 12b-23.

(2) Filed as an exhibit to our Company's Report on Form 10-QSB for the quarte ended December 31, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(3) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(4) Filed as an exhibit to our Company's Report on Form 8-K dated June 25, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(5) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 2000, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

Reports on Form 8-K Filed During Quarter Ended September 30, 2000

During the calendar quarters ended September 30, 2001, our Company filed the following reports on Form 8-K with the Commission:

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

Dated: November 19, 2001

                                  Colmena Corp.

                           By: /s/Edward C. Dmytryk/s/
                       President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:


Signature                      Date                Title

/s/Edward C. Dmytryk/s/        November 19, 2001   President,  Chief   Executive
                                                    Officer,Director
/s/Vanessa H. Lindsey/s/       November 19, 2001   Vice President,  Secretary &
                                                    Director
/s/Charles J. Champion, Jr./s/ November 19, 2001   Director  &  Audit  Committee
                                                    Member
/s/Robert S.  Gigliotti/s/     November 19, 2001   Director  &  Audit  Committee
                                                    Member
/s/Lawrence  R. Van Etten/s/   November 19, 2001    Director

/s/Anthony Q. Joffe/s/         November 19, 2001   Director,  Chairman  of   the
                                                    Board

                             Additional Information
                                  Colmena Corp.
                                   Registrant

  Crystal Corporate Center; 2500 North Military Trail, Suite 225-D;
                           Boca Raton, Florida 33431
   Telephone Number: (561) 998-3435; Facsimile Transmission (561) 998-3425;
                     E-mail administration@colmenacorp.com
                             Corporate Headquarters

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

Exhibits to this Form 10-KSB are available on the Commission's web site located at www.sec.gov in the EDGAR archives, on our Company's website located at www.colmenacorp.com and will be provided without charge to stockholders of our Company upon written request addressed to Vanessa H. Lindsey, Secretary; Colmena Corp.; 1941 Southeast 51st Terrace; Ocala, Florida 34471.

The Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Stockholders nor has it passed upon its accuracy or adequacy.