Form 10QSB
period 2001-12-31
COLMENA CORP
filed 2002-02-14
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the fiscal quarter ended:          December 31, 2001
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




                       2500 N. Military Trail, Suite 225-C
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)
                                   (Zip code)

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

                                  Yes X No ____

                         APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On February 5, 2002, the issuer had outstanding 20,000,000 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED December 31, 2001
                                      INDEX


                                                                       Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet (Unaudited)
        As of December 31, 2001............................................F-3
     Statements of Operations (Unaudited)
        For the Three Months Ended December 31, 2001.......................F-4
     Statements of Cash Flows (Unaudited)
        For the Three Months Ended December 31, 2001.......................F-5

     Condensed Notes to Financial Statements............................. 6-10

     Item 2 - Management's Discussion and Analysis
              and Plan of Operation......................................10-14


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................15

     Item 2 - Changes in Securities and Use of Proceeds.....................15

     Item 3 - Default Upon Senior Securities................................15

     Item 4 - Submission of Matters to a Vote of Security Holders...........15

     Item 5 - Other Information.............................................16

     Item 6 - Exhibits and Reports on Form 8-K..............................16

     Signatures.............................................................16

     Exhibits............................................................17-42

                                  COLMENA CORP.
                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)



                                     ASSETS

   Total Assets                                                  $           -
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Convertible Bond Payable                                          $ 46,664
    Accounts Payable and Accrued Expenses                              454,182
    Notes Payable - Related Party                                       88,620
    Guaranteed Loan                                                    331,000
    Due to Related Party                                               128,944
                                                                 --------------

      Total Current Liabilities                                      1,049,410
                                                                 --------------

STOCKHOLDERS' DEFICIT:
    Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
       20,000,000 Shares Issued and Outstanding)                       200,000
    Common Stock Issuable, $.01 Par Value (11,480,677 Shares)          114,806
    Additional Paid-in Capital                                      17,290,114
    Accumulated Deficit                                            (18,654,330)
                                                                ---------------

        Total Stockholders' Deficit                                 (1,049,410)
                                                                ---------------

        Total Liabilities and Stockholders' Deficit             $            -
                                                                ===============




   The accompanying notes are an integral part of these financial statements.

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      For the Three Months
                                                        Ended December 31,
                                                      ------------------------
                                                         2001           2000
                                                      ----------    ----------

REVENUES                                              $       -     $       -
                                                      ----------    ----------

OPERATING EXPENSES:
    Compensation Expense                                 56,644             -
    Consulting                                          116,963        58,800
    Professional and Legal Fees                          12,750         2,115
    Selling, General and Administrative                   4,676         2,115
                                                      ----------    ----------

        Total Operating Expenses                        191,033        63,030
                                                      ----------    ----------

LOSS FROM OPERATIONS                                   (191,033)      (63,030)
                                                      ----------    ----------


OTHER (EXPENSES):
    Settlement Expense                                  (30,915)            -
    Interest Expense, net                               (14,404)      (16,500)
                                                      ----------    ----------

TOTAL OTHER EXPENSES                                    (45,319)      (16,500)
                                                      ----------    ----------

NET LOSS                                             $ (236,352)    $ (79,530)
                                                     ===========   ===========


BASIC AND DILUTED:
      Net Loss Per Common Share:                        $ (0.01)    $   (0.01)
                                                     ===========   ===========

      Weighted Common Shares Outstanding             30,629,391    15,831,148
                                                     ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       For the Three Months Ended December 31,
                                                                       --------------------------------------
                                                                              2001                 2000
                                                                       ------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                               $ (236,352)           $ (79,530)
  Adjustments to Reconcile Net Loss To Net Cash Used in Operations

      Stock Options and Warrants  Issued to Consultants                      86,963               43,800
      Stock Based Settlement Expense                                         30,915               15,000

      Increase in:
        Accounts Payable and Accrued Expenses                                53,425               16,500
                                                                         -----------            ---------

Net Cash Flows Used in Operating Activities                                 (65,049)              (4,230)
                                                                         -----------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Note Payable - Related Party                               32,429
    Due to Shareholder                                                       32,598                2,500
                                                                         -----------            ---------

Net Cash Flows Provided by Financing Activities                              65,027                2,500
                                                                         -----------            ---------

Net Decrease in Cash                                                            (22)              (1,730)

Cash - Beginning of Period                                                       22                2,078
                                                                         ------------           ---------

Cash - End of Period                                                     $        -            $     348
                                                                         ============         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                               $       -            $       -
                                                                          ===========          ===========
   Income Taxes                                                           $       -            $       -
                                                                          ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable - Related Party Reclassified to Convertible Bond         $  40,000            $       -
                                                                          ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                                  COLMENA CORP.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2001 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or "the Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year ending September 30, 2002.


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

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue to Yankees a warrant for options (designated as the Class A Options and generically referred to hereinafter as "consultant warrants") to purchase shares of the Company's common stock at an aggregate exercise price of $40,000. The amount of underlying shares were to be equal to 51% of the Company's common stock at such time as exercise is completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the consultant warrants been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the consultant warrants' quantity and exercise price per share. The consultant warrants were originally exercisable from the 10th day until the 365th day following the effective date of a registration statement to have been filed with the Commission, registering the shares to be issued.

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

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

On January 4, 2000, the Agreement was amended to: modify the required payments to Yankees based on Yankees' standard hourly rates, by permitting Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase Yankees' ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000; and to clarify Yankees' preferential rights to subscribe for additional securities at a purchase price of 50% of their fair market value.

On January 4, 2001, an additional amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees, and changed the discounts as noted in item (a)(ii) above to a discount of 10% from the lowest price at which such securities are offered to any other person, if issuable as free trading securities, or a discount of 50% if issuable as restricted securities, and it eliminated the 5% introduction fee. All provisions from prior agreements regarding issuance of warrants remained intact. At December 31, 2001, $120,000 was accrued and included in the due to related party balance.

During the three months ended December 31, 2001, 3,091,485 additional consultant warrants were issued under the anti-dilutive provisions and 1,545,753 were considered immediately exercised, resulting in issuable common shares. A consulting expense of $86,963 was recognized.

NOTE 3 - BOND PAYABLE

On December 31, 2001 (the "exchange date"), the Company issued a Class A Bond to Yankees in exchange for the warrant discussed in Note 2 and a series of matured and past-due promissory notes held by Yankees. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and essentially consolidated the warrant and promissory notes into the Class A Bond. The Class A Bond is in the principal amount of $80,000 plus interest accrued as of December 31, 2001 (total face value $86,664.18), and has a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of our Company's assets, and may be subdivided, at Yankees' option, into two or more separate obligations in the principal amount of at least $10,000 each. The Class A Bond is convertible, at Yankees' option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by Yankees shall be equal to 75% of the Company's outstanding and reserved capital stock at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date Yankees has converted $40,000 in principal of the Class A Bond into approximately 40% of the Company's common stock. At the exchange date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio will be considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants was based.

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 4 - LOANS PAYABLE

On September 24, 2001, the Company entered into a $150,000 revolving credit agreement with Yankees . Each loan under the agreement shall be due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The line of credit expires on September 24, 2003, subject to automatic annual renewal, and is secured by all of the Company's assets. As of December 31, 2001, the Company entered into two loans under this credit agreement with an outstanding principal balance remaining of $88,620.

NOTE 5 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 3,091,485 shares of common stock became subject to the Yankees' warrant during the three months ended December 31, 2001 as a result of the anti-dilutive provisions. The fair value of the option was estimated on the date of grant using the intrinsic method of option-pricing. Accordingly, consulting expense of $86,963 was recognized during the three months ended December 31, 2001. Since Yankees previously paid for 50% of these shares, the Company included 1,545,742 shares in common stock issuable as of December 31, 2001.

As of May 2001, the Company is obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. On November 15, 2001, 24,788 of the shares issuable under this agreement were issued.

In connection with a settlement agreement (see note 6), the Company will issue to a prior consultant to the Company 1,030,495 shares of its common stock. As of December 31, 2001, these settlement shares had not been issued. In connection with the settlement shares, the Company recorded settlement expense of $30,915 or $.03 per share, which represents the fair market value of the common shares issuable as of the date of the agreement. These shares are included in common stock issuable at December 31, 2001 (see Note 6).

NOTE 6- SETTLEMENT AGREEMENT

On December 31, 2001, the Company's board of directors determined that it was in the best interests of the Company to enter into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively). In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998 (the "1998 Services Agreement," discussed more fully below), and subject to the effectiveness of a sufficient increase in capitalization by the Company's stockholders, the Company will issue Strategica 1,030,495 shares of its common stock, which will represent 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares"). The Strategica Shares will also have anti-dilution rights tied proportionately only to the class A convertible bond held by the Yankee Companies, LLC. (the "Class A Bond" and "Yankees," respectively) upon complete conversion of the Class A Bond. As of December 31, 2001, the settlement shares had not been issued and have been included in common stock issuable (see note 5).

                                  COLMENA CORP.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



NOTE 6- SETTLEMENT AGREEMENT (Continued)

The Class A Bond, in the principal amount of $80,000 plus accrued interest, gives Yankees the right to acquire up to 75% of the Company's authorized and reserved common stock (the "Yankees Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Shares are reduced below 75%, and in direct proportion thereto.

The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Class A Bond and the payment of specified liabilities of the Company, the Strategica Shares will not be diluted below 2.5% of the Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter.

NOTE 7-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Other than the recently initiated consulting activities, the Company has no other business operations, has recurring losses, and had a working capital deficiency of $1,049,410 and an accumulated deficit of $18,654,330 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 8-SUBSEQUENT EVENT

On January 2, 2002, the Company entered into a new $150,000 revolving credit agreement with a new entity, The Yankee Companies, LLC. Under this agreement, the Company may borrow up to a total of $150,000 between this agreement and the previous agreement of September 24, 2001 with the Yankee Companies, Inc. (see
Note 4) The September 24, 2001 agreement remains open until repayment of the existing promissory notes relating to that agreement; however, any additional advances will be made only under the new agreement. On January 31, 2002 there was an outstanding balance due under the new Yankee Companies, LLC agreement of $24,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION OVERVIEW

These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2001 and notes thereto contained in the Report on Form 10-KSB of our Company as filed with the Commission. During November 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. In September 1998, following a default in payment obligations totaling approximately $5.6 million by the company that handled the billing and collection for our Company's long- distance telephone services, our Company and its subsidiaries were forced to discontinue day-to-day business operations. During March 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly owned subsidiaries, positioning our Company to undertake new business endeavors or to become a more attractive acquisition candidate.

In January 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees assisted our Company in becoming current in our obligation to file periodic reports under the Exchange Act. Yankees also assisted our Company in identifying persons with claims and potential claims against our Company and in negotiating with them to amicably resolve such claims.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND PLAN OF OPERATION
         (Continued)

PLAN OF OPERATIONS

A number of claims against our Company and our Company's divested subsidiaries identified by Yankees and amounting to approximately $234,000 have been amicably resolved through the issuance or obligation to issue approximately 4,605,506 shares of common stock through December 2001, with the notable exception of the arbitral award in Deutsche Financial Services Corporation in the principal amount of $331,000 plus interest at the per annum rate of prime plus 6.5% from August 1, 1998, which, unless current settlement negotiations are successful, our Company will either contest or seek relief under Chapter 11 of the U.S. Bankruptcy Code (see Item 1 below, "Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such settlement discussions will be successful, no assurances to that effect can be provided. As of February 7, 2002, we have identified the following claims on which we have pending offers of settlement:



                                     Basis for      Amount           Compromise
Claimant                               Claim        of Claim          Offered
--------                             ---------      --------        ----------
Diners Club                            (1)          $  14,206.          (1)
Federal Express                        (2)          $   7,299.          (2)
Arent Fox, et. al.                     (3)          $  27,323.          (3)
Deutsche Financial Services Corp.      (4)          $ 331,000.          (4)
Prime Source Leasing Inc.              (5)          $  85,607.          (5)
----------

(1) On March 14, 2001, the circuit court for Palm Beach County, Florida entered a final judgement in favor of Citicorp Diners Club in the amount of $14,206 for expenses incurred by Madhu Sethi, a former officer of one of our Company's former subsidiaries. Our Company has offered $1,400 to settle this claim.

(2) Overnight shipping costs incurred in 1998. Our Company has offered $750 to settle this claim.

(3) Legal fees for services on behalf of our Company during 1998-99. Our Company has offered $2,750 or 364,300 shares of common stock to settle this claim.

(4) Based on a guaranty by our Company on a promissory note executed by one of our divested subsidiaries. The compromise being discussed is $100,000 ($20,000 down and the remainder paid in 32 monthly installments of $2,500) plus 2,500,000 shares of common stock The arbitration award in favor of Deutsche Financial is discussed more fully in Part II, Item 1 below. Yankees has also suggested to our Company that if the Deutsche Financial claim is not resolved, our Company should consider filing for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, and aggressively pursue any and all claims and counterclaims available to our Company in such forum.

(5) An allegedly defaulted promissory note. Our Company is actively pursuing settlement discussions, but no definitive settlement offer has been made. There is also a contingent third-party claim for $80,000 by General Electric against our Company in this litigation, but management is still assessing the legal validity of this claim and no settlement offer has been made.

Except for recently initiated consulting activities, our Company currently has no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
         (Continued)

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

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS
ENDED DECEMBER 31, 2000

Our Company reported net losses from operations for the three months ended December 31, 2001 of $(236,352) and net loss from operations for the three months ended December 31, 2000 of $(79,530). This translates to a per-share loss of $(0.01) for the three months ended December 31, 2001 and a per share loss of $(0.01) for the three months ended December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
         (Continued)

Our Company had no revenues for the three months ended December 31, 2001 and 2000, respectively. Operating expenses increased to $191,033 for the three months ended December 31, 2001 as compared to $63,030 for the three months ended December 31, 2000. The increase was due to the increased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees to Yankees, which aggregated $116,963 and $58,800 for the three months ended December 31, 2001 and 2000, respectively. Additionally, professional fees were $12,750 for the three months ended December 31, 2001 as compared to $2,115 for the three months ended December 31, 2000, and compensation expense increased to $56,644 for the three months ended December 31, 2001 as compared to $0 for the three months ended December 31, 2000. The increase was due to increased director and officer activities related to the restructuring of the Company.

During the three months ended December 31, 2001, we recorded settlement expense of $30,915 in connection with the future issuance of common shares.

No additional meaningful comparisons can be made for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, our Company had limited cash on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees.

At December 31, 2001, our Company had a stockholders' deficiency of approximately $1,049,410. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation were not to be settled and were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.

Net cash used in operations was $(65,049) for the three months ended December 31, 2001 as compared to $(4,230) for the three months ended December 31, 2000. The difference is due to the increase in professional fees and consulting fees in connection with our Commission filings.

Net cash provided by financing activities for the three months ended December 31, 2001 was $65,027 as compared to net cash provided by financing activities of $2,500 for the three months ended December 31, 2000. The difference was attributable to the increase in funding from a related party.

We currently have no material commitments for capital expenditures. Other than advances received by Yankees, we have no external sources of liquidity.
Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months, which we estimate to be approximately $135,000. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements that may apply to our Company.

Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on our Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on October 1, 2002 will not have a material effect on our Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Although it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on October 1, 2002 will not have a material effect on our Company's financial position, results of operations or liquidity.

Going Concern

The accompanying financial statements have been prepared assuming that the our Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $65,049 in 2001 and had a working capital deficiency of $1,049,410 and an accumulated deficit of $18,654,330 at December 31, 2001. These conditions raise substantial doubt about our Company's ability to continue as a going concern.

Our Company is taking steps to address this situation, however. The Company maintains an agreement as a telephone service reseller with BellSouth, our application for a CLEC license in Florida should receive final approval in March 2002, and management looks to expand on such operations, or locate a merger/acquisition candidate. In the meantime, management will continue to rely on loans from Yankees to fund operations until other income is derived from an acquisition, consulting activities, or our telecommunications resale licenses and agreements. No assurances can be provided, however, that such alternative sources will ever generate income or that Yankees will continue to provide loans.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001.

Item 2.        Changes in Securities and Use of Proceeds

               In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 3,091,485 shares of common stock became subject to the Yankees' warrants during the three months ended December 31, 2001 as a result of their anti-dilutive provisions. The fair value of the warrant was estimated on the date of grant using the intrinsic method of option-pricing. Accordingly, consulting expense of $86,963 was recognized during the three months ended December 31, 2001.

               As of May 2001, the Company is obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. On November 15, 2001, 24,788 of the common shares issuable under this agreement were issued.

               In connection with a settlement agreement (see note 6), the Company will issue Strategica 1,030,495 shares of its common stock. As December 31, 2001, these settlement shares had not been issued. In connection with the settlement shares, the Company recorded settlement expense of $30,915 or $.03 per share, which represents the fair market value of the common shares issuable as of the date of the agreement. These shares are included in common shares issuable at December 31, 2001.

Item 3.        Defaults Upon Senior Securities

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001.

Item 4.        Submission of Matters to a Vote of Security Holders.

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001.

Item 5.        Other Information

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits and Index of Exhibits

                    As permitted by Commission Rule 12b-23, the response to this item is  incorporated  by reference  from the  corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001.

              10.40 Loan  Agreement  between our  Company and Yankee  Companies,
                    LLC., dated January 2, 2002

               (b)  Reports on Form 8-K

                    Our Company filed a current report on Form 8-K on January 15, 2002, which in Items 5, we reported a settlement agreement with Strategica and a Convertible Debenture between our Company and The Yankee Companies, LLC.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     COLMENA CORP.


Dated:  February 14, 2002            By:  /s/ Edward C. Dmytryk /s/
                                              Edward C. Dmytryk, President,
                                              Chief Executive Officer & Director

                                     By:  /s/ Adam Wasserman /s/
                                              Adam Wasserman
                                              Chief Accountant