Form 10KSB/A
period 2001-09-30
COLMENA CORP
filed 2002-02-27
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-KSB/A



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


        2500 North Military Trail, Suite 225-C; Boca Raton, Florida 33431
           (Address of principal executive offices including zip code)


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

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (September 30, 2001) have been filed. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10_KSB or any amendment to this Form 10-KSB: []

State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended September 30, 2001)


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $330,241.92 based on a last transaction price of $0.03 as of February 15, 2001, there being 11,008,064 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 20,000,000 shares of common stock, as of February 15, 2002.

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

                                Table of Contents


Part    Item   Page
Number  Number Number Caption

I       1      3     Description of Business
        2      9     Description of Property
        3      10    Legal Proceedings
        4      11    Submission of Matters to a Vote of Security Holders

II      5      12    Market for Common Equity and Related Stockholder Matters
        6      22    Management's Discussion and Analysis and Plan of Operation
        7      26    Financial Statements
        8      43    Changes  In   and    Disagreements   With   Accountants  on
                       Accounting  and  Financial Disclosure

III     9      44    Directors,  Executive  Officers,  Promoters   and   Control
                       Persons;Compliance With Section 16(a) of the Exchange Act
        10     47    Executive Compensation
        11     51    Security  Ownership   of  Certain   Beneficial  Owners  and
                       Management
        12     55    Certain Relationships and Related Transactions
        13     56    Exhibits and Reports on Form 8-K

Signatures     57

Additional
  Information  58

Exhibits       59 - 73


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


On November 10, 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly-owned subsidiaries. In September 1998, the company responsible for the billing and collection of our Company's long-distance telephone services, International Telemedia Associates, Inc. ("ITA"), defaulted in its payment obligations and subsequently entered into Chapter 7 bankruptcy. At that time, ITA owed our Company approximately $5.6 million, which represented approximately 95% of our Company's accounts receivable. As a result of ITA's default, our Company and its subsidiaries were forced to discontinue day-to-day business operations.

In March 1999, our Company's board of directors determined that it was in the best interests of our Company to divest itself of all ownership in its subsidiaries in order to position it to undertake new business endeavors or to become a more attractive acquisition candidate. On March 25, 1999, our Company entered into a reorganization agreement with Richard C. Peplin, Jr. ("Mr. Peplin"), the principal stockholder and former president of our Company, pursuant to which all the subsidiaries then-owned by our Company were conveyed to Mr. Peplin in exchange for his agreement to file for protection from creditors pursuant to Chapter 7 of the United States Bankruptcy Code. Any proceeds remaining after completion of such bankruptcy proceedings were to be used to discharge obligations of the subsidiaries or our Company, and the net proceeds remaining after such payments (considered at the time an unlikely event) were to be paid to our Company. However, any assets of the former subsidiaries were assigned by Mr. Peplin to regulatory authorities in conjunction with the settlement of administrative actions against the subsidiaries and Mr. Peplin, and our Company never received any proceeds from this divestiture transaction. A copy of the reorganization agreement was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 1998. On July 6, 2001, our Company entered into a clarification agreement with Mr. Peplin, to include the name of Tio Mariano Cigar Corp., which had inadvertently not been listed in the original March 25, 1999, reorganization agreement. A copy of the clarification agreement was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 1999.


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

For additional services provided, during the initial term, our Company agreed to pay the following consideration:

     (a) If Yankees arranges or provides funding for our Company on more beneficial terms than those reflected in our Company's current principal financing agreements, Yankees will be entitled, at its election, to either:

          (i)       a fee of 25% of the savings achieved, on a continuing basis;
                    or

          (ii) if equity funding is provided through Yankees or its affiliates, a discount of 10% from the bid price for the subject equity securities, if issuable as free trading securities, or a discount of 50% from the bid price for the subject equity securities, if issuable as restricted securities (the "Discounts"); or

          (iii) an introduction fee of 5% of the aggregate proceeds obtained if funding is provided by any persons introduced to our Company by Yankees (the "Introduction Fee");

     (b) If Yankees generates business for our Company, Yankees is entitled to a commission of 10% of the gross income derived by our Company therefrom on a continuing basis;

     (c) If Yankees arranges for an acquisition by our Company, Yankees is entitled to 10% of the consideration paid for such acquisition.

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


As a material subsequent event, on December 31, 2001 (the "Exchange Date"), our Company issued a Class A Bond to Yankees in exchange for the warrant discussed above and a series of matured and past-due promissory notes held by Yankees. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended ("Securities Act"), and essentially consolidated the warrant and promissory notes into the Class A Bond. The Class A Bond is in the principal amount of $80,000 plus interest accrued as of December 31, 2001 (total face value $86,664.18), and has a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of our Company's assets, and may be subdivided, at Yankees' option, into two or more separate obligations in the principal amount of at least $10,000 each. The Class A Bond is convertible, at Yankees' option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by Yankees shall be equal to 75% of the Company's outstanding and reserved capital stock at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date Yankees has converted $40,000 in principal of the Class A Bond into approximately 40% of the Company's common stock. At the Exchange Date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio will be considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants was based. A copy of the Bond was filed as an exhibit to our Company's Form 10-QSB for the quater ended December 31, 2001.

As of the date of this report, 10,274,970 shares of common stock are issuable to Yankees. At the report date, Yankees was also owed consulting compensation of $90,000. As a material subsequent event, as of January 31, 2002, Yankees is owed consulting compensation of $130,000. The current percentage ownership in our Company of Yankees and its members is approximately 40% (see Part III, Item 11 below).

After its initial evaluation of our Company's needs, Yankees recommended that our Company's top priority be the preparation and filing of all then-overdue reports to the Commission required under the Securities Exchange Act of 1943, as amended (the "Exchange Act"), and that our Company first concentrate on completing the audit of its financial statements for the fiscal year ended September 30, 1998 (the "1998 Audit"). The 1998 Audit was not completed until June of 2000 due to difficulties in reconstructing poorly documented corporate transactions and locating records from discontinued operations. Until Yankees was retained, our Company lacked funds to pay either for such audit or for corporate personnel to assist the auditors. Immediately following completion of the 1998 Audit, our Company started preparation of the quarterly unaudited financial statements required in order to complete and file its overdue reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1998, March 31, 1999 and June 30, 1999, the audit for our Company's fiscal year ended September 30, 1999 (during which there was virtually no activity); and our Company's delinquent reports on Commission Form 10-QSB for the calendar quarters ended December 31, 1999, March 31, 2000, and June 30, 2000, Form 10-KSB for fiscal year ended September 30, 2000 and Form 10-QSB for the calendar quarters ended December 31, 2000, March 31, 2001, and June 30, 2001. Our Company is now current in all such filings with the Commission.

Concurrently with activities pertaining to the 1998 Audit, Yankees assisted our Company in identifying persons with claims or potential claims against our Company and in negotiating amicable resolutions of such claims. The following claims have been successfully settled:

                           Basis for  Amount
Claimant                   Claim      of Claim   Agreed to

Madhu & Ila Sethi             (1)    $ 18,153.   250,000 shares of common stock
Jack Levine                   (2)    $  2,550.    34,000 shares of common stock
Oppenheimer, Wolff & Donnelly (3)    $ 50,782.   677,087 shares of common stock
Lawrence R. Van Etten         (4)    $ 18,153.   136,147 shares of common stock
Wiseman Family Trust          (5)    $ 51,000.   533,333 shares of common stock
Patrick V. Graham             (6)    $ 40,000    100,000 shares of common stock
SBV Holdings                  (7)    $138,333. 1,844,444 shares of common stock
Strategica Group              (8)     (8)       (8)
----------

(1) Terms of settlement for unpaid wages totaling $24,069 for Mr. Sethi's services as president of our Company's technology division from February 18, 1998 to December 21, 1998.

(2) Terms of settlement for unpaid invoices totaling $2,550 for legal services provided to our Company in 1998.

(3) Terms of settlement for unpaid invoices totaling $50,782 for legal services provided to our Company from May 29, 1998 to November 11, 1998.

(4) Terms of settlement for unpaid wages and out-of-pocket expenses totaling $18,153 for services during 1998 as president of one of our Company's former subsidiaries.

(5) Terms of settlement for balance due ($51,000) on a defaulted promissory note by one of our Company's former subsidiaries.

(6) Issued pursuant to the settlement agreement approved by the court in the case of Patrick Graham vs. Five Star Cigar, Inc. and others, including
     Colmena Corp., case no. 99-121194, Circuit Court for Broward County, Florida, involving a defaulted promissory note in the amount of $40,000.

(7) Terms of settlement for a defaulted promissory note in the amount of $100,000 plus accrued interest of $38,333.

(8) As a material subsequent event, on December 31, 2001, our Company entered into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively). The Settlement Agreement was filed as an exhibit to our Company's Form 8-K filed on or about January 15, 2002. In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998 (the "1998 Services Agreement," discussed more fully below, attached to the Settlement Agreement as exhibit 1 and previously filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 1998), and subject to the effectiveness of a sufficient increase in capitalization by our Company's stockholders, our Company will issue Strategica 1,030,495 shares of common stock, which will represent 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares"). The Strategica Shares will also have anti-dilution rights tied proportionately only to the class A convertible bond held by Yankees (the "Convertible Bond") upon complete conversion of the Bond. The Convertible Bond gives Yankees the right to acquire up to 75% of our Company's authorized and reserved common stock (the "Yankees Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Shares are reduced below 75%, and in direct proportion thereto. The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Convertible Bond and the payment of specified liabilities of our Company (as set forth in exhibit 2 to the Settlement Agreement),the Strategica Shares will not be diluted below 2.5% of our Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter. The purpose of the Settlement Agreement was, in part, to nullify any rights or obligations under the 1998 Services Agreement. The 1998 Services Agreement was entered into with Strategica and a related company called Strategica Financial Corp. ("Financial Corp.") for a term ending on April 30, 2003. The services to have been provided by Services Corp. or, at its option, by Financial Corp. primarily consisted of: (i) providing advice to our Company and assisting with contract negotiations, business strategies, and any required regulatory filings; (ii) providing our Company with advice relating to financing options; (iii) advising our Company with respect to potential public offerings and private placements of equity or debt securities; (iv) assisting our Company in preparing any required offering documents; (v) assisting our Company in identifying potential equity and/or debt investors; (vi) providing advice to our Company with respect to potential marketing strategies, mergers, other acquisitions, reorganizations, recapitalizations or sales of assets; and (vii) providing advice on all business strategies and agreements. As consideration for the services to have been provided, our Company agreed to pay a non-refundable due diligence review fee of $100,000 and a monthly fee to Strategica of $5,000 for the month of May 1998, $10,000 from June 1998 to May 1999, and $5,000 until April 30, 2003. In addition, our Company agreed to pay to Financial Corp. 5% and 3%, respectively, of the gross proceeds committed to our Company for equity sold and debt issued, respectively, and to Strategica 5% of the gross purchase price received in the event of the sale of our Company, its subsidiaries, or affiliates and a debt restructuring fee of 10% of all debt restructured, converted to equity, or extended. Furthermore, our Company agreed to reimburse Strategica and Financial Corp. for reasonable expenses incurred. Our Company also agreed to provide Strategica and Financial Corp. with warrants for 25% of our common stock with full anti-dilution and registration rights. In March 1999, Financial Corp. transferred all of its shares to a Mr. Laurence Isaacson and was renamed Thornhill Group, Inc. As part of this transfer, Financial Corp. gave up any rights it may have had in the 1998 Services Agreement (see exhibit 3 to the Settlement Agreement). The Settlement Agreement has been entered into to avoid costly and protracted litigation between the parties and to resolve any remaining claims over what services were or were not provided, what fees are or are not due, and the enforceability of the 1998 Services Agreement.

Yankees is currently conducting negotiations with other claimants. While our Company's management believes that there is a reasonable likelihood that settlement discussions will be successful, no assurances to that effect can be provided. The total amount of unresolved claims against our Company is $465,435, and settlement offers are as follows:


                                    Basis for         Amount        Compromise
Claimant                            Claim            of Claim       Offered
--------                            -----            --------       -------
Diners Club                         (1)            $  14,206.        (1)
Federal Express                     (2)            $   7,299.        (2)
Arent Fox, et. al.                  (3)            $  27,323.        (3)
Deutsche Financial Services Corp.   (4)            $ 331,000.        (4)
Prime Source Leasing Inc.           (5)            $  85,607.        (5)


(1) On March 14, 2001, the circuit court for Palm Beach County, Florida entered a final judgement in favor of Citicorp Diners Club in the amount of $14,206 for expenses incurred by Madhu Sethi, a former officer of our Company. Our Company has offered $1,400 to settle this claim.

(2) On October 23, 2000, the County Court for Palm Beach County, Florida, entered judgment in favor of Federal Express in the amount of $7,299 for overnight shipping services provided in 1998. Our Company has offered $750 to settle this claim.

(3) Legal fees for services on behalf of our Company during 1998-99. The parties have agreed to settle this claim for $2,750, pending execution of a settlement agreement.

(4) Based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. The compromise being discussed is $100,000 ($20,000 down and the remainder paid in 32 monthly installments of $2,500) plus 2,500,000 shares of common stock The arbitration award in favor of Deutsche Financial is discussed more fully in Part 1, Item 3 below. Yankees has also suggested to our Company that if the Deutsche Financial claim is not resolved, our Company should consider filing for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, and aggressively pursue any and all claims and counterclaims available to our Company in such forum.

(5) An allegedly defaulted promissory note. Our Company is actively pursuing settlement discussions with Prime Source Leasing, but no definitive settlement offer has been made. There is also a contingent third-party claim for $80,000 by General Electric against our Company in this litigation, but management is still assessing the legal validity of this claim and no settlement offer has been made.

     The  following   creditors   have  thus  far  declined  to  participate  in
     negotiations:

                                   Basis for         Amount
Claimant                           Claim             of Claim
--------                           -----             --------
Seymour Brown                       (1)              $     250.
American Arbitration Association    (2)              $     800.


(1)  Accounting fees.
(2) Arbitration fee in the Deutsche Financial matter referenced immediately above in footnote 4.



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

Loan Agreement Between Our Company and Yankees


Yankees has been a major source of capital for our Company since January 1999 by making loans as needed for operating expenses. At September 30, 2001, our Company's loan balance and related accrued interest due to Yankees was $109,200.64. Additional funding will be required for any acquisitions and for funding of our Company's future operations. Accordingly, on September 25, 2001, our Company entered into a revolving loan agreement with Yankees whereby our Company agreed to pledge all of its assets as collateral and Yankees agreed to loan our Company up to $150,000 (which includes the current outstanding balance of $109,200.64), on a revolving basis at an interest rate of 2% over the prime rate of Citibank, N.A. A copy of the loan agreement was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 2001.

As a material subsequent event, on January 2, 2002, our Company entered into a new $150,000 revolving credit agreement with a new entity, The Yankee Companies, LLC("Yankees LLC."), an affiliate of Yankees. Under this agreement, the Company may borrow up to a total of $150,000 between this agreement and its earlier agreement with Yankees. The earlier agreement remains open until repayment of the existing promissory notes relating to that agreement; however, any additional advances will be made only under the new agreement. As of January 31, 2002, there was an outstanding balance due under the new Yankees LLC. agreement of $24,000. A copy of the loan agreement was filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended December 31, 2001.

2.  BellSouth Agreement

Our Company currently maintains a resale agreement for the purchase of telecommunications services from BellSouth Telecommunications, Inc. ("BellSouth") for resale to end users. The agreement was executed on November 22, 1999 for a term of two years, continuing thereafter on a month to month basis, and pertains to Sections 251 and 252 of the Telecommunications Act of 1996, as amended. The agreement permits our Company to provide competitive local telephone exchange services to residential and business subscribers in the States of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee, provided our Company also obtains the necessary regulatory permits to operate in each of those states. Our Company currently has no customers, has not obtained any of the required regulatory licenses, and is not conducting any business under the agreement with BellSouth. Now that our Company has become current in its filing obligations under the Exchange Act, it hopes to obtain the capital required to implement such business operations pursuant to the BellSouth agreement and has begun the process of renewing the BellSouth agreement and applying for the necessary regulatory permits including our Company's application for a Florida CLEC license, which is scheduled for final approval in March 2002. No assurances can be provided, however, that such business plans can be attained.

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


Administrative-Ocala:      5185 Southeast 20th Street, Suite 800; Ocala, Florida
                           34471


Corporate-Boca Raton:      Crystal Corporate Center;  2500 North Military Trail,
                           Suite 225-C; Boca Raton, Florida 33431.

Our Company anticipates that these facilities will be adequate for its needs unless it resumes business operations under the BellSouth Agreement, at which point required facilities would be obtained, or it engages in a material acquisition, in which case it is anticipated that adequate facilities would be included as a component of such acquisition or would otherwise be obtained.

ITEM 3.  LEGAL PROCEEDINGS.


In the matter of Deutsche Financial Services Corporation ("DFS") vs. Business Technologies Systems, Inc. ("BTS"), Richard C. Peplin ("Mr. Peplin") and Colmena Corp.(collectively, the "Respondents"), on October 6, 1998, DFS commenced an arbitration proceeding before the American Arbitration Association in Dallas, Texas, seeking to enforce a guaranty that had been executed by our Company, Mr. Peplin personally, and Madhu and Ila Sethi personally ("Mr. and Mrs. Sethi") (collectively, the "Guarantors") on a loan to BTS, one of our Company's now-divested subsidiaries, which was in default. Subsequent to the default, BTS had entered into a loan extension agreement with DFS (the "extension agreement"), a condition of which was that all of the Guarantors executed the extension agreement and entered into a "consent arbitration award" in the event of further default by BTS. Mr. Peplin and our Company executed the extension agreement and consent arbitration award, but when Mr. and Mrs. Sethi failed to do so as agreed, our Company and Mr. Peplin repudiated their guarantees and consents. As of December 31, 1998, BTS defaulted on the remaining loan balance of approximately $331,000. On or about June 1, 1999, unknown to our Company and pursuant to an undisclosed settlement agreement with DFS, Mr. and Mrs. Sethi executed the extension agreement and arbitration consent award that had already been repudiated by our Company. On October 8, 1999, the American Arbitration Association then entered a "Consent Arbitration Award" in favor of DFS and against all Respondents, including our Company. Our Company has not paid any portion of the award and is not aware of any proceedings to enforce it. Should such proceeding be commenced, our Company will seek to have the award vacated on the grounds that our Company repudiated its guaranty and consent to the award such that the arbitrators were without jurisdiction to enter it. In the event the award were reduced to a judgment, moreover, our Company anticipates that it would avail itself of protection under Chapter 11 of the U.S. Bankruptcy Code and seek to litigate the entire matter. Nonetheless, our Company is actively pursuing settlement negotiations to avoid the uncertainly of further litigation. No assurance can be provided, however, that such negotiations will be successful.

In the matter of Prime Source Leasing, Inc. (Prime Source") vs. General Electric Capital Corp. ("GE") vs. Colmena Corp., et al. (Circuit Court for Palm Beach County, Florida, filed March 9, 2000), plaintiff Prime Source sued defendant GE under various causes of action. GE then sued our Company as a contingent third-party under an indemnification claim, alleging that if (and only if) GE is found liable to Prime Source for a stopped-payment check in the amount of $80,000, then our Company is liable to GE. GE has asserted various defenses to the claim by Prime Source, including that GE had the legal right to stop payment on the check; if this position prevails, the claim against our Company would fail as well The case was originally set for trial in August 2001 but was stricken from the calendar when Prime Source's counsel withdrew. On October 7, 2001, Prime Source amended its complaint to assert an additional claim against our Company, alleging goods sold and failure to pay a promissory note for $85,605.07, together with interest since November 30, 1998 and attorney's fees. Our Company has filed an answer and various affirmative defenses and plans to vigorously contest this action. No trial date has yet been re-set. Nonetheless, our Company is actively pursuing settlement negotiations with Prime Source to avoid the uncertainly of further litigation. No assurance can be provided, however, that such negotiations will be successful.

In the matter of Federal Express Corporation vs. Colmena Corp. (County Court for Palm Beach County, Florida, filed April 17, 2000), seeking payment of overnight delivery costs, a final judgment was entered in favor of the plaintiff on October 30, 2000, for $7,298.99 together with 10% interest through the date of the judgment. Collection efforts have been pursued by the plaintiff and settlement discussions are taking place. As of the filing of this report, however, the judgment has not been satisfied and the matter has not been settled. No assurance can be provided that such settlement negotiations will be successful.

In the matter of Citicorp Diners Club, Inc. vs. Colmena Corp. (Circuit Court for Palm Beach County, Florida, filed November 28, 2000), plaintiff sought recovery for expenses charged by Mahdu Sethi, a former officer of our Company. On March 14, 2001, the court entered final judgment for $14,206.00 in favor of the plaintiff. Collection efforts have been pursued by the plaintiff and settlement discussions are taking place. As of the filing of this report, however, the judgment has not been satisfied and the matter has not been settled. No assurance can be provided that such settlement negotiations will be successful.

In the matter of the FTC vs. T2U Co. (a former subsidiary of our Company), on December 9, 1998, the FTC commenced an administrative proceeding to determine if T2U had engaged in unfair or deceptive trade practices in violation of 15 U.S.C. ss. 45 or the FTC's rules on telephone disclosure, 16 C.F.R. part 308, relating to recurring charges for prepaid telephone cards that the FTC alleged appeared on consumers' telephone bills. T2U entered into a consent decree with the FTC on November 23, 1999, and it was approved by the FTC and filed with the U.S. District Court for the Northern District of Ohio (Eastern Division) on April 4, 2001. The Court entered final judgment on May 9, 2001, concluding the matter. Our Company was not a party to that proceeding and, consequently, is not expected to be affected by the proceeding or its disposition.

In the matter of the People of the State of Illinois vs. RCP (a former subsidiary of our Company), on March 19, 1998, the State of Illinois filed a complaint for injunctive relief and damages in the Circuit Court for Sangamon County, Illinois, alleging that RCP had engaged in deceptive business practices in violation of Illinois law by billing Illinois consumers for enhanced prepaid calling card services that the consumers never received. The court entered a consent decree in January 2000 and the case has been closed. Our Company was not a party to that proceeding and, consequently, is not expected to be affected by the proceeding or its disposition.

In the matter of the Louisiana Public Service Commission ("LPSC") vs. RCP and T2U (former subsidiaries of our Company), the LPSC began an administrative proceeding on January 7, 1999, to determine if RCP and T2U had sold prepaid calling cards services in Louisiana without the requisite regulatory permits. The LPSC formally abandoned the proceedings as of August 23, 2001,because no action was ever taken during the applicable time limit. Our Company was not a party to that proceeding and, consequently, is not expected to be affected by the proceeding or its disposition.


ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS.

Our Company did not submit any matter to a vote of security holders during its fiscal year ended September 30, 2001. Our Company's next annual meeting of stockholders is scheduled for April 26, 2002, and no proxies will be requested by our Company's management.

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

Because of the lack of readily available quotations and the limited trading volume frequently associated with over-the-counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board and the Electronic Pink Sheets. The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of our Company's common stock for the years ended September 30, 2000 and September 30, 2001.

Year Ended  September 30, 2000
------------------------------
                                                   High             Low
                                                   Transaction      Transaction
                            High       Low         Price            Price
                            ----       ---         -----------      -----------
First Quarter              $0.09      $0.01        $0.09            $0.01
Second Quarter             $0.09      $0.02        $0.09            $0.015
Third Quarter              $0.08      $0.03        $0.08            $0.03
Fourth Quarter             $0.31      $0.02        $0.31            $0.02


Year Ended September 30, 2001
-----------------------------                      Transaction      Transaction
                           High       Low          Price            Price
                           ----       ---          -----------      -----------
First Quarter             $0.24       $0.03        $0.24            $0.03
Second Quarter            $0.10       $0.03        $0.10            $0.05
Third Quarter             $0.12       $0.03        $0.12            $0.035
Fourth Quarter            $0.20       $0.05        $0.12            $0.06


As of February 15, 2002, six NASD member firms were listed as market makers in our Company's common stock:: Schwab Capital Markets LP.; Hill, Thompson Magid, & Co.; M.H. Meyerson & Co.; Herzog, Heine, Geduld, Inc.; Noble International Investments, Inc. and Paragon Capital Markets, Inc. The transfer agent for our Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane; New York, New York 10007.

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

Amounts of Common Equity Subject to Outstanding Options or Warrants to Purchase, or Securities Convertible Into Common Equity of our Company

Common Stock Purchase Warrants


Since January 1, 1999, our Company has issued common stock purchase warrants to Yankees and to our Company's officers and directors, in lieu of cash compensation for their services. Current details concerning such warrants are provided below. As of September 30, 2001, 3,877,212 shares of our Company's common stock were reserved for issuance pursuant to existing obligations, including common stock purchase warrants held by its officers and directors in lieu of cash compensation for their services, but excluding shares issuable to Yankees. Yankees recognizes that the total number of authorized shares is not sufficient to allow for reservation of the shares subject to its warrant or issuable pursuant to anti dilutive rights associated with prior warrant exercise; however, Yankees believes that it can obtain sufficient director and stockholder votes to increase the authorized capital stock of our Company, as required to permit exercise of its warrant and assurance of additional shares to which it is entitled pursuant to the warrants' anti dilutive provisions, at such time as stockholder action can be taken in compliance with applicable securities laws. Consequently, Yankees has consented to the issuance and reservation of our Company's common stock in favor of other persons, which would otherwise have been subject to Yankees' warrant. As a material subsequent event, on December 31, 2001, Yankees exchanged its warrant for a Class A bond with materially similar terms, as discussed more fully above in Part 1, Item 1, at page

Stock Options

On February 27, 1998, our Company's board of directors adopted a stock option plan (the "1998 Plan") to provide added incentive for high levels of performance to its officers, directors, employees, consultants, and independent contractors. Options granted under the 1998 Plan were designed either as incentive stock options or as non-qualified stock options. The 1998 Plan terminates on February 27, 2008, unless previously terminated. The 1998 Plan authorizes our Company to grant options to purchase up to an aggregate of 600,000 shares of our Company's common stock. Through the date of this report no stock options have been granted pursuant to the 1998 Plan. The 1998 Plan was filed as an exhibit to a registration statement on Form S-8, filed March 16, 1998.

At Yankees' recommendation, on January 3, 2000, our Company's board of directors adopted a Non-qualified Stock Option & Stock Incentive Plan (the "2000 Plan") to compensate its directors based on set quantities of options for service on the board of directors and for services on committees of the board of directors, for services chairing the board of directors and its committees; with forfeiture provisions in the event of non-participation. The 2000 Plan authorizes our Company to grant options to purchase up to an aggregate of 1,000,000 shares of our Company's common stock. Through the date of this report no stock options have been granted pursuant to the 2000 Plan. The 2000 Plan was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.

Because the plans were not ratified by the stockholders within one year after their adoption, no incentive stock options may be issued thereunder, and the plans are currently limited to issuance of non-qualified stock options, as determined under the Internal Revenue Code. As a material subsequent event, on November 14, 2001, both plans were terminated, and the board of directors approved a plan for 2002, subject to approval by the stockholders at the next annual meeting of stockholders. A copy of the plan is filed as an exhibit to this report, see "Part III, Item 13 (a), Exhibits Required by Item 601 of Regulation SB."


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


Designation             Nature of          Exercise or          Number of Shares
or Holder               The Security       Conversion Price     To Be Reserved
-----------             -------------      ----------------     ----------------
Yankees                 Warrant (1)        $80,000 in total     (1)
(2)                     Warrant            $45,140 in total      1,102,000
(3)                     (3)                (3)                   1,000,000
(4)                     (4)                (4)                   1,600,000
Anthony Q. Joffe        (5)                (5)                     175,212

(1) As a material subsequent event, on December 31, 2001, Yankees exchanged its warrant for a Class A Bond with materially similar terms, as discussed more fully above in Part 1, Item 1, at page 5. The number of shares cannot be calculated precisely for purposes of this table; rather, Yankees has the right to convert its Class A Bond into shares of our Company's common stock equal to 75% of our Company's outstanding and reserved shares of common stock, measured immediately after exercise is completed. The actual formula for determining the total number of Yankees' shares issuable is: [the total shares outstanding at the time the final option exercise payment is made less the number of shares issued under the bond + the shares then reserved other than for the Yankees' bond] multiplied by 3 and rounded up or down based on proximity to the next whole number.


(2) Represents the shares issuable to members of our Company's board of directors.


(3) Represents shares reserved for issuance in the event offers of settlement by our Company are accepted by certain current creditors, as disclosed at
     Part I, Item 1 above.


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


(5) Represents the shares issuable to Mr. Joffe as compensation for his services as our Company's president, as disclosed below in Part III, Item 10, Executive Compensation; (24,788 shares of the 200,000 shares which are due to Mr. Joffe have been issued).


Amounts of Common Equity That Could Be Sold Pursuant to Rule 144 under the Securities Act

Reporting Period

As of September 30, 2001, 19,975,212 shares of our Company's common stock were outstanding, of which:

    *     3,097,593 are recognized as free trading by our Company;

    * 16,877,619 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

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

Rule 144

Pursuant to the provisions of Rule 144(e), permissible sales of securities thereunder are determined as follows:

Sales by affiliates:

If restricted or other securities are sold for the account of an affiliate of our Company (officers, directors, other control persons or their affiliates and persons who have been affiliates within the preceding 90 days), the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, shall not exceed the greater of:

        * one percent of the shares or other units of the class outstanding as shown by the most recent report or statement published by our Company, or

        * the average weekly reported volume of trading in such securities on all national securities exchanges and / or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice required by Rule 144 (h), or if no such notice is required the date of receipt of the order to execute the transaction by the broker or the date of execution of the transaction directly with a market maker, or

        * the average weekly volume of trading in such securities reported through the consolidated transaction reporting system contemplated by Rule 11Aa3-1 under the Securities Exchange Act of 1934 during the four-week period specified above.

Sales by non-affiliates:

The amount of restricted securities sold for the account of any person other than an affiliate of our Company, together with all other sales of restricted securities of the same class for the account of such person within the preceding three months, shall not exceed the amount specified in paragraphs above for affiliates, unless the conditions in Rule 144(k) are satisfied (two, rather than a one year holding period).

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

        * The amount of securities sold for the account of a pledgee thereof, or for the account of a purchaser of the pledged securities, during any period of three months within one year after a default in the obligation secured by the pledge, and the amount of securities sold during the same three-month period for the account of the pledgor may not exceed, in the aggregate, the Permitted Volume.

        * The amount of securities sold for the account of a donee thereof during any period of three months within one year after the donation, and the amount of securities sold during the same three-month period for the account of the donor, shall not exceed, in the aggregate,the Permitted Volume.

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

        * The amount of securities sold for the account of the estate of a deceased person, or for the account of a beneficiary of such estate, during any period of three months and the amount of securities sold during the same period for the accountof the deceased person prior to his death shall not exceed, in the aggregate, the Permitted Volume; provided, that no limitation on amount shall apply if the estate or beneficiary thereof is not an affiliate of our Company;

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

Amount of Common Equity That Our Company Has Agreed to Register Under the Securities Act for Sale by Security Holders.


Our Company has not agreed to register any of its common stock, except in conjunction with the 2002 stock option plan (if approved by the shareholders) and its obligations to include the common stock purchase warrants for its officers and directors, the Yankees Shares, and the Strategica Shares in registration statements that it may otherwise file (commonly referred to as "piggyback" rights).


Amounts of Common Equity That Our Company Is Considering Publicly Offering or Privately Placing Other than Shares to Be Issued (Pursuant to an Employee Benefit Plan or Dividend Reinvestment Plan), the Offering of Which Could Have a Material Effect on the Market Price of Our Company's Common Equity.

During the Year Following the Reporting Period


During the year following the report period, our Company will be considering material private placements in order to (1) engage in acquisitions, (2) acquire additional funding for operations, and (3) settle any remaining creditor claims against our Company. In addition, should Yankees fully convert its Class A Bond, our Company would be obligated to issue approximately 36,549,939 such shares. No additional shares are currently authorized by our Company's articles of incorporation, which may be amended at the Annual Meeting of Stockholders scheduled for April 26, 2002, to authorize an increase in capitalization in order to carry out our Company's strategic plans. No assurances can be provided, however, that such business plans can be attained.


Recent Sales of Unregistered Securities

During The Three Year Period Preceding Reporting Date

During the three year period ended September 30, 2001, our Company issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table.





Common Stock:
                Amount of                               Total                       Registration
                Securities                              Offering        Total       Exemption
Date            Sold         Subscriber                 Consideration   Discounts   Relied on
----            ----------   ----------                 -------------   ---------   ------------
1999:
February 22     2,000,000    The Yankee Companies          (3)           (3)         (2)
April 14        2,000,000    The Yankee Companies          (3)           (3)         (2)
June 23           250,000    Madhu & Ila Sethi             (4)           None        (1)
October 6       2,000,000    The Yankee Companies          (3)           (3)         (2)

2000:
----
January 14         34,000    Jack Levine                   (5)            None       (1)
March 17          677,087    Oppenheimer Wolff & Donnelly  (6)            None       (1)
May 11            136,147    Larry Van Etten               (7)            None       (1)

May 31            533,333    Troy D. Wiseman               (8)            None       (1)
September 7       200,000    Bell Entertainment            (9)            None       (1)
September 19    2,000,000    The Yankee Companies          (3)            (3)        (2)
November 8        100,000    Patrick V. Graham             (10)           None       (1)

2001:
----
May 31          1,844,444    SBV Holdings, Inc.            (11)           None       (2)
June 30            21,055    Edward C. Dmytryk             (12)           None       (2)
June 30            56,818    Kevin W. Dornan               (13)           None       (2)
June 30            21,018    Vanessa H. Lindsey            (14)           None       (2)

July 31            70,000    Edward C. Dmytryk             (12)           None       (2)
July 31            31,250    Kevin W. Dornan               (13)           None       (2)
July 31            58,360    Vanessa H. Lindsey            (14)           None       (2)





As a material subsequent event, as of the date of this report, our Company issued the following shares:


Common Stock:
                Amount of                            Total                          Registration
                Securities                           Offering           Total       Exemption
Date            Sold          Subscriber             Consideration      Discounts   Relied on
----            ----------    ----------             -------------      ---------   -------------
2001:
November 15     24,788        Anthony Q. Joffe           (15)             None        (2)




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

(3) Issued pursuant to Yankees' right to acquire up to 75% of our Company's outstanding and reserved common stock measured immediately following exercise, in consideration for an aggregate price of $80,000, such shares of stock being a portion of the consideration granted to Yankees under its consulting agreement with our Company in exchange for Yankees' agreement to forego hourly and document licensing fees for a period of approximately two years; see below "Part III: Item 11, Security Ownership of Certain
     Beneficial Owners and Management;" and, "Part III, Item 12, Certain Relationships and Related Transactions."


(4) Terms of settlement for unpaid wages totaling $24,069 for Mr. Sethi's services as president of our Company's technology division from February 18, 1998 to December 21, 1998.

(5) Terms of settlement for unpaid invoices totaling $2,550 for legal services provided to our Company in 1998.

(6) Terms of settlement for unpaid invoices totaling $50,782 for legal services provided to our Company from May 29, 1998 to November 11, 1998.

(7) Terms of settlement for unpaid wages and out-of-pocket expenses totaling $18,153 for services during 1998 as president of one of our Company's former subsidiaries.

(8) Terms of settlement for balance due ($51,000) on a defaulted promissory note by one of our Company's former subsidiaries.

(9) Compensation to Bell Entertainment for its services in assisting our Company to prepare its report on Form 10-KSB for year ended September 30, 1998.

(10) Issued pursuant to the settlement agreement approved by the court in the case of Patrick Graham vs. Five Star Cigar, Inc. and others, including
     Colmena Corp., case no. 99-121194, Circuit Court for Broward County, Florida, involving a defaulted promissory note in the amount of $40,000.

(11) On May 31, 2001, our Company entered into a settlement agreement with SBV. Our Company issued 1,844,444 shares of its common stock to SBV to settle a defaulted promissory note in the amount of $100,000 plus accrued interest of $38,333.

(12) Shares issued for his services as president and chief executive officer of our Company, pursuant to the terms of his employment agreement as discussed below at Part III, Item 10, Executive Compensation.

(13) Shares issued for his services as general counsel of our Company, pursuant to the terms of his employment agreement as discussed below at Part III,
     Item 10, Executive Compensation.

(14) Shares issued for her services as vice president and secretary of our Company, pursuant to the terms of her employment agreement as discussed below at Part III, Item 10, Executive Compensation.

(15) Shares issued (24,788 shares of the 200,000 common shares due) for his services as president of our Company from May 2000 to May 2001, pursuant to the terms of his employment agreement as discussed below at Part III, Item 10, Executive Compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion should be read in conjunction with our Company's audited financial statements included in Item 7 below. During November 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. In September 1998, following a default in payment obligations totaling approximately $5.6 million by the company that handled the billing and collection for our Company's long-distance telephone services, our Company and its subsidiaries were forced to discontinue day-to-day business operations. During March 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly owned subsidiaries , positioning our Company to undertake new business endeavors or to become a more attractive acquisition candidate. In January 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees has been concentrating on meeting our Company's obligation to file periodic reports under the Exchange Act, including completing the audit of our financial statements for the fiscal year ended September 30, 2001. Additionally, Yankees assisted our Company in identifying persons with claims and potential claims against our Company and in negotiating with them to amicably resolve such claims.

PLAN OF OPERATIONS


As discussed above in Item 1, "Description of Business," a number of claims against our Company or our Company's divested subsidiaries identified by Yankees and amounting to approximately $234,000 have been amicably resolved through the issuance of approximately 3,575,011 shares of common stock through September 2001, with the notable exception of the arbitral award in Deutsche Financial Services Corporation in the principal amount of $331,000 plus interest in the per annum rate of prime plus 6.5% from August 1, 1998, which, unless current settlement negotiations are successful, our Company will either contest or seek relief under chapter 11 of the U.S. Bankruptcy Code (see Item 3 above, "Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for these claims as follows:

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

(1) On March 14, 2001, the circuit court for Palm Beach County, Florida entered a final judgement in favor of Citicorp Diners Club in the amount of $14,206 for expenses incurred by Madhu Sethi, a former officer of our Company. Our Company has offered $1,400 to settle this claim.

(2) Overnight shipping costs incurred in 1998. Our Company has offered $750 to settle this claim.

(3) Legal fees for services on behalf of our Company during 1998-99. The parties have agreed to settle this claim for $2,750, pending execution of a settlement agreement.

(4) Based on a guaranty by our Company on a promissory note executed by one of our divested subsidiaries. The compromise being discussed is $100,000 ($20,000 down and the remainder paid in 32 monthly installments of $2,500) plus 2,500,000 shares of common stock The arbitration award in favor of Deutsche Financial is discussed more fully in Part 1, Item 3 above. Yankees has also suggested to our Company that if the Deutsche Financial claim is not resolved, our Company should consider filing for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, and aggressively pursue any and all claims and counterclaims available to our Company in such forum.

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


Our Company had no revenues for the year ended September 30, 2001 and 2000, respectively. Operating expenses increased to $833,062 for the year ended September 30, 2001 as compared to $480,019 for the year ended September 30, 2000. The increase was due to the increased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees, which aggregated $614,142 and $436,125 for the year ended September 30, 2001 and 2000, respectively. Additionally, professional fees were $48,235 for the year ended September 30, 2001 as compared to $28,689 for the year ended September 30, 2000. Additionally, compensation expense increased to $73,056 for the year ended September 30, 2001 as compared $7,323 for the year ended September 30, 2000. The increase was due to increased director and officer activities related to the restructuring of the Company. Selling, general and administrative expenses consisted of bank charges, office expenses, rent, and other miscellaneous items as summarized below:

                                  Fiscal 2001                Fiscal 2000
                                  -----------                -----------
Bank charges                      $    759                   $     49
Contingency accrual (1)             85,606                          0
Office expenses                      1,253                      4,270
Rent                                 4,485                        708
Miscellaneous                        5,526                      2,855
                                  ------------               ------------
Total                             $ 97,629                   $  7,882
                                  ============               ============

(1) Relates to the contingency accrual from current litigation relating to a promissory note for $85,606 allegedly executed by a former officer of the Company.


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

LIQUIDITY AND CAPITAL RESOURCES


As of September 30, 2001, our Company had no material cash and cash equivalents on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees.

At September 30, 2001, our Company had a stockholders' deficiency of approximately $930,936. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan. Our Company anticipates that it will require approximately $135,000 in capital during the next twelve months, and will likely need to borrow those funds from Yankees in accordance with the loan agreement between our Company and Yankees, since our Company currently has no cash or cash equivalents. If our Company is not successful in raising capital and in resolving the remaining claims of certain claimants, or if the arbitral award in Deutsche Financial Services Corporation were not to be settled and were successfully reduced to a judgment, our Company may file for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.

Net cash used in operations was $(76,782) for the year ended September 30, 2001 as compared to $(36,568) for the year ended September 30, 2000. The difference is due to the increase in professional fees and other expenses in connection with our Commission filings.

Net cash provided by financing activities for the year ended September 30, 2001 was $74,726 as compared to net cash provided by financing activities of $36,620 for the year ended September 30, 2000. The difference was attributable to the increase in amounts due to a related party.

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


The financial statements that accompany this report (see Part II, Item 7 below) have been prepared assuming that the our Company will continue as a going concern. Our accountants have indicated, however, that our Company's financial condition raises substantial doubt about our Company's ability to continue as a going concern. Our Company is taking steps to address this situation. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for a CLEC license in Florida should receive final approval in March 2002, and management looks to expand on such operations, or locate a merger/acquisition candidate. In the meantime, management will continue to rely on loans from Yankees to fund operations until other income is derived from an acquisition, consulting activities, or our telecommunications resale licenses and agreements. No assurances can be provided, however, that such alternative sources will ever generate income or that Yankees will continue to provide loans.


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

Audit Committee Report


Our Company's Audit Committee (the "Committee") has certified that (1) the Committee has reviewed and discussed with management the audited financial statements for the year ended September 30, 2001; (2) the Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented; (3) the Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountants the independent accountant's independence; and (4) based on the review and discussion referred to in paragraphs (1) through (3) above, the Committee has recommended to our Company's board of directors that the audited financial statements for the year ended September 30, 2001, be included in this report. The members of the Committee are Charles J. Champion, Jr. and Robert S. Gigliotti. A copy of the Audit Committee letter was filed as an exhibit to our Company's Form 10-KSB for the year ended September 30, 2001.


ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.


The auditor's report and audited balance sheet of our Company for the year ended September 30, 2001, and related statements of operations, stockholder's equity, cash flows for the years ended September 30, 2001 and 2000 and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages numbered F27 through F42.

                                  COLMENA CORP.

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000




                                    Contents


                                                                       Page(s)
                                                                   -------------


Balance Sheet                                                             F29

Statements of Operations                                                  F30

Statements of Changes in Stockholders' Deficiency                         F31

Statements of Cash Flows                                                  F32

Notes to Financial Statements                                         F33-F42






                                       F27

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



SALBERG & COMPANY, P.A.
Boca Raton, FL
October 24, 2001


                                       F28

                                  Colmena Corp.
                                  Balance Sheet
                               September 30, 2001



                                     Assets


Assets
Cash                                                             $           22
                                                                ----------------

Total Current Assets                                             $           22
                                                                ================



                    Liabilities and Stockholders' Deficiency

Liabilities
Accrued expenses                                                 $      400,757
Guaranteed loan                                                         331,000
Loan and fees payable to related party                                  199,201
                                                                ----------------
Total Current Liabilities                                               930,958
                                                                ----------------

Stockholders' Deficiency
Common stock, $0.01 par value; 20,000,000 shares authorized,            199,752
   19,975,204 shares issued and outstanding
Common stock issuable, $0.01 par value (10,474,970 shares)              104,749
Additional paid-in capital                                           17,182,541
Accumulated deficit                                                 (18,417,978)
                                                                ----------------
Total Stockholders' Deficiency                                         (930,936)
                                                                ----------------

Total Liabilities and Stockholders' Deficiency                   $           22
                                                                ================

                 See accompanying notes to financial statements


                                       F29

                                  Colmena Corp.
                            Statements of Operations
                     Years Ended September 30, 2001 and 2000


                                                   2001                2000
                                               -------------       -------------

Compensation expense                           $     73,056        $      7,323
Consulting                                          614,142             436,125
Professional and legal fees                          48,235              28,689
Selling, general and administrative                  97,629               7,882
                                               -------------       -------------
Total Operating Expenses                            833,062             480,019
                                               -------------       -------------
Loss from Operations                               (833,062)           (480,019)
                                               -------------       -------------

Other Expenses
Settlement expense                                  (15,000)            (55,678)
Interest expense                                    (64,855)            (65,998)
                                               -------------       -------------
Total Other Expenses                                (79,855)           (121,676)
                                               -------------       -------------

Net Loss                                       $   (912,917)       $   (601,695)
                                               =============       =============

Net Loss Per Common Share -
  Basic and Diluted                            $      (0.03)       $      (0.03)
                                               =============       =============

Weighted Common Shares Outstanding -
  Basic and Diluted                              26,505,535          20,480,684
                                               =============       =============



                 See accompanying notes to financial statements


                                       F30

                                  Colmena Corp.
                Statements of Changes in Stockholders' Deficiency
                     Years Ended September 30, 2001 and 2000


                                                                                               Additional
                                                       Common Stock    Common Stock Issuable   Paid-In      Accumulated
                                                    Shares     Amount      Shares   Amount     Capital      Deficit         Total
                                                  ---------   ---------  --------   --------   ----------   -----------    ---------

Balance, September 30, 1999                    13,991,692  $  139,917           -   $     -   $16,128,629   $(16,903,366) $ 634,820)

Common stock issued as settlement               1,380,567      13,806           -         -        41,873              -     55,679

Common stock issued as consulting fee             200,000       2,000           -         -         2,000              -      4,000

Common stock issued to employee                   200,000       2,000           -         -         4,000              -      6,000

Common stock options issued to directors                -           -           -         -         5,490              -      5,490

Common stock warrants issued under
   consulting agreement                                 -           -           -         -       432,125              -    432,125

Common stock issuable pursuant to anti-dilutive
   rights of consultant warrants                        -           -   8,670,552    86,705       (75,505)             -     11,200


Net loss, 2000                                          -           -           -         -             -      (601,695)   (601,695)
                                                ---------    --------   ---------  ---------    -------------- --------    ---------

Balance, September 30, 2000                    15,772,259     157,723   8,670,552    86,705    16,538,612   (17,505,061)   (722,021)

Common stock issued as settlement                 100,000       1,000           -         -        14,000             -      15,000

Common stock issuable as compensation                   -           -     200,000     2,000        13,000             -      15,000

Common stock issued as settlement               1,844,444      18,444           -         -       119,889             -     138,333

Common stock options issued to directors                -           -           -         -         2,881             -       2,881

Physical issuance of common stock to consultant 2,000,000      20,000  (2,000,000)  (20,000)            -             -           -

Common stock warrants issued under
   consulting agreement                                 -           -           -         -       509,142             -     509,142

Common stock issued in exchange for
   accrued compensation                           258,501       2,585           -         -        21,061             -      23,646

Common stock issuable pursuant to anti-dilution
   rights of consultant warrants                        -           -   3,604,418    36,044       (36,044)            -           -


Net loss, 2001                                          -           -           -         -             -      (912,917)   (912,917)
                                                ---------  ----------  ----------  ----------  -----------  -----------    ---------

Balance, September 30, 2001                    19,975,204 $   199,752  10,474,970 $ 104,749   $  17,182,541 $(18,417,978) $(930,936)
                                                ========= ===========  ==========  =========  ============== ===========   =========




                 See accompanying notes to financial statements

                                       F31

                                  Colmena Corp.
                            Statements of Cash Flows
                     Years Ended September 30, 2001 and 2000



                                                    2001                2000
                                               --------------     --------------

Cash Flows From Operating Activities:
Net loss                                      $    (912,917)      $    (601,695)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Stock and options issued to consultants
   and employees                                    550,669             443,448
Stock based settlement expense                       15,000              55,679
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable and accrued expenses               172,611              66,000
Due to related party                                 97,855                   -
                                               --------------     --------------
Total Adjustments                                   750,529             565,127
                                               --------------     --------------
Net Cash Used in Operating Activities               (76,782)            (36,568)
                                               --------------     --------------

Cash Flows from Financing Activities:
Borrowings from related party                       74,726               25,420
Proceeds from issuance of common stock
  from warrant exercise                                  -               11,200
                                               -------------      --------------
Net Cash Provided By Financing Activities           74,726               36,620
                                               -------------      --------------

Net Increase (Decrease) in Cash                     (2,056)                  52

 Cash - Beginning of Year                            2,078                2,026
                                               -------------      --------------

 Cash - End of Year                            $        22        $       2,078
                                               =============      ==============

 Non-Cash Investing and Financing Activities:

In May 2001, the Company issued 1,844,444 common shares to settle a note payable of $100,000 and related accrued interest of $38,333.

In  August  2001,   the  Company   issued  258,501  common  shares  for  accrued
compensation of $23,646.



                 See accompanying notes to financial statements


                                       F32

                                  Colmena Corp.
                          Notes to Financial Statements
                           September 30, 2001 and 2000




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


                                       F33

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

Note 4   Note Settlement

On May 30, 2001, a $100,000 promissory note and related accrued interest of $38,333 from an unrelated party was settled for 1,844,444 shares of the Company's common stock (see Note 7(A)).

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

                                       F34

Note 6    Commitments and Contingencies

(A) Consulting Agreement with Related Party


Under a consulting agreement with a principal stockholder (the "Consultant"), who became a principal stockholder by virtue of the consulting agreements discussed herein, as consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue within the first 365 days of the agreement (the "Initial Term") to the Consultant, options designated as Class A options (in the consulting agreement, amendments to the agreement, hereinafter and in the accompanying financial statements generically referred to as "consultant warrants") to purchase shares of the Company's common stock at an aggregate exercise price of $40,000, in an amount equal to 51% of the Company's common stock at the time exercise was completed.

At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the consultant warrants been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the consultant warrants' quantity and exercise price per share. The consultant warrants were exercisable from the 10th day until the 365th day following the effective date.


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


On January 2, 2000, the Agreement was amended to modify the required payments to the Consultant based on the Consultant's standard hourly rates, by permitting the Consultant to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase the Consultant's ownership after exercise of the consultant warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000, and to clarify the Consultant's preferential rights to subscribe for additional securities at a purchase price of 50% of the fair market value. The term of the consultant warrants was extended to the later of December 31, 2002 or the 100th day after the Company registers the stock underlying any unexercised consultant warrants.

On January 4, 2001, an additional amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees, and changed the discounts as noted in item (a) (ii) above to a discount of 10% from the lowest price at which such securities are offered to any other person, if issuable as free trading securities, or a discount of 50% if issuable as restricted securities, and it eliminated the 5% introduction fee. All provisions from prior agreements regarding issuance of consultant warrants remain intact. At September 30, 2001, $90,000 was accrued and included in the due to related party balance (see Note 11).

See Note 7 for consultant warrant grants and exercise under these agreements.


                                       F35

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

                                      F36

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


                                      F37

In July 2001, 2,000,000 of the 8,670,552 common shares issuable at September 30, 2000 under the consultant warrants were issued.


In August 2001, 258,501 common shares were issued in exchange for accrued officer compensation of $23,646 based on an average fair market value of stock as stipulated in the related employment agreements. The effective dates of election by the employees to convert the accrued compensation were June 30, 2001 for 98,891 shares and July 31, 2001 for 159,610 shares.


During 2001 and 2000, 7,208,835 and 21,014,574 common shares, respectively, became subject to the consultant warrants. Of the total 36,549,939 shares of common stock underlying the warrants with an aggregate exercise price of $80,000, 18,274,970 are considered as having been issuable based on a $40,000 payment for exercise made through September 30, 2001, 8,000,000 of which have been issued, leaving 10,274,970 issuable as of September 30, 2001. The Company cannot issue such shares until its articles of incorporation are amended to increase the authorized common shares, which is scheduled for the annual stockholders' meeting in December 2001 (see Notes 6 and 7(C)).

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


                                      F38

A summary of the options issued to officers and directors as of September 30, 2001 is presented below:

                                                Number of       Weighted Average
                                                Options         Exercise Price
                                               ------------    -----------------
         Stock Options
         Balance at beginning of year             666,000       $          .036
         Granted                                  436,000       $          .048
         Exercised                                      -       $             -
         Forfeited                                      -       $             -
                                               ------------     ----------------

         Balance at end of year                 1,102,000       $          .040
                                               ============     ================

         Options exercisable at end of year     1,102,000       $          .040

         Weighted average fair value of options
           granted during  the year                             $          .034

                                                                ================

          The  following  table  summarizes   information   about  officers  and
          directors stock options at September 30, 2001:





                                    Options Outstanding                                       Options Exercisable
          -------------------------------------------------------------------------    -----------------------------------

                 Range of            Number             Weighted        Weighted             Number            Weighted
                 Exercise        Outstanding at         Average          Average         Exercisable at         Average
                   Price          September 31,        Remaining        Exercise       September 31, 2001      Exercise
                                      2001            Contractual         Price                                  Price
                                                          Life
                ------------    ------------------    -------------    ------------    -------------------    ------------
             $         0.02           332,000          0.77 Years      $    0.02          332,000            $     0.02
             $         0.05           770,000          1.25 Years      $    0.05          770,000            $     0.05



The Company issued consultant warrants for the purchase of 8,326,530, 21,014,574, and 7,208,835 shares of common stock to a consultant in fiscal years 1999, 2000, and 2001, respectively (see Note 6). A consulting expense of $1,501,378, $432,125, and $509,142 was recognized in 1999, 2000, and 2001, respectively, based on the current intrinsic value of the award at each balance sheet date pursuant to SFAS 123 since the fair market value was not determinable at the grant date due to the variable quantity and exercise price per share (see Notes 7(A) and 6).


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

                                      F39

Note 8    Income Taxes

There was no current income tax provision for the years ended September 30, 2001 and 2000 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense for the years ended September 30, 2001 and 2000 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:




                                                   2001                2000
                                               -----------       ---------------
Computed "expected" tax expense (benefit)     $  (310,391)      $      (204,576)
Non-deductible stock based compensation           187,227               150,772
Effect of net operating loss carry forwards       123,164                53,804
                                               -----------      ---------------
                                              $         -       $             -
                                               ===========       ===============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2001 and 2000 are as follows:

                                                   2001                2000
                                               -----------       ---------------
Deferred tax assets:
Net operating loss carryforward               $ 1,162,694       $     1,076,879
Stock based compensation                        5,099,419             4,912,192
                                               -----------       ---------------
Total gross deferred tax assets                 6,262,113             5,989,089
Less valuation allowance                       (6,262,113)           (5,989,089)
                                               -----------       ---------------
Net deferred tax assets                       $         -       $             -
                                              ============       ===============

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

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization (see Note 2) and the ceasing of all operations, except for consulting activities, it is more likely than not that; the deferred tax assets will not be realized.

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

                                      F40

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

                                      F41

Note 11   Related Parties

During 2001, the Company accrued $90,000 in consulting fees payable to a principal stockholder under a consulting agreement (see Note 6(A)).

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

The Company's vice-president, corporate secretary, and director is also an officer of the consultant and principal stockholder (see Note 6(A)).

Note 12   Subsequent Events

In November 2001, 24,788 of the shares issuable at September 30, 2001, were issued.



                                      F42

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

On June 17, 2001, our Company changed its auditors when the individual supervising our Company's account left his prior employer and founded his own firm, Salberg & Company, P.A. Such change was based solely on a desire to maintain continuity with the person most familiar with our Company and its financial statements who left his former firm and formed Salbery & Company, P.A.. Our Company has not had any disagreements with any accountants concerning required financial disclosure.

1.        (i)       The  decision  to change  accountants  was  approved  by our
                    Company's board of directors; and

                    (A) There were no disagreements with  the former accountant, whether or not resolved, on any matter of accounting principles or practices,financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s)in connection with its report; or

                    (B) The former accountant did not advise our Company that:

                        1. internal controls necessary to develop reliable financial statements did not exist; or

                        2. information had come to the attention of the former accountant which made the accountant unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

                        3. that the scope of an audit should be expanded significantly, or that information had come to the accountant's attention that the accountant had concluded would, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s)subsequent to the date of the most recent audited financial statements(including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to the accountant's satisfaction prior to our Company's decision to change auditors.

(2) Our Company provided our former auditors, Weinberg & Company, P.A., with a copy of the report on Form 10-KSB for the year ended September 30, 1999 and requested that they furnish a letter addressed to the Commission stating whether they agreed with the statements made herein and, if not, stating the respects in which they do not agree. Such letter from Weinberg & Company, P.A. was filed as an exhibit to our Company's Form 8-KSB filed with the Commission on June 25, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

As of September 30, 2001, the following persons served as our Company's directors and executive officers:

Name                       Age (1)  Term (2)   Positions
----                       -------  --------   ---------
Anthony Q. Joffe            59       (3)       Director, chairman of  the  board
                                               of directors
Charles J. Champion, Jr.    34       (4)       Director,chairperson of the audit
                                               committee
Vanessa H. Lindsey          30       (5)       Vice-President,   Secretary   and
                                               Director
Lawrence R. Van Etten       64       (6)       Director
Robert S. Gigliotti         53       (7)       Director, member  of  the   audit
                                               committee
Kevin W. Dornan             49       (8)       General Counsel
Edward C. Dmytryk           55       (9)       President,Chief Executive Officer
                                               and Director
----------

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

Biographies of Directors and Executive Officers

Anthony Q. Joffe, Director and Chairman, Former President and Chief Executive Officer.


Anthony Q. Joffe, age 59, has served as a member of our Company's board of directors since January 12, 1999. In March 1999, Mr. Joffe was elected as chairman of the board of directors and in May 1999, he was elected as our Company's president. He resigned as president and chief executive officer on May 14, 2001, but remains as chairman of the board and a director. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. During the past five years, he has served as Managing Director of NorthStar Capital, an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida that specializes in assisting small to mid-size private and publicly traded companies with business and financial planning, acquisition and divestiture, financial public relations and market position advice, and treasury services. He has also founded a boat financing company, currently known as USA Boating. Mr. Joffe served as a member of the Board of Directors of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation from November 1998 to June 2001.

Edward C. Dmytryk, Director, President and Chief Executive Officer.

Mr. Dmytryk, age 55, serves as a member of our Company's board of directors and as the president and chief executive officer since May 14, 2001. He graduated summa cum laude from The Citadel, The Military College of South Carolina, in 1968 with a bachelor of science degree in business administration. From 1968 until 1973, Mr. Dmytryk served in the United States Air Force as a fighter and instructor pilot, attaining the rank of captain (regular United States Air Force). During the past five years, he has been the owner and chief executive officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Since September 1999, he has also served as the president of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida. In addition, he currently serves as president and chief financial officer of Sohn, Inc., located in Roswell, Georgia, a company specializing in marketing, sales, and installing fitness products in the hospitality and apartment market (fitness centers in hotels, condominium complexes, and apartments throughout the United States). From December 2000 to June 2001, he served as president and chief executive officer of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation, and as a member of its board of directors from 1999 to the present.

Charles J. Champion, Jr., Director, audit committee chair.

Charles J. Champion, Jr., age 34, has served as a member of our Company's board of directors since January 12, 1999, and as the chairperson of our Company's audit committee since March 2000. Mr. Champion graduated from Florida State University in 1988 with a bachelor's degree in political science. Following graduation, he joined the Champion Group of Companies, a family owned enterprise involved in the insurance and financial industries. In 1996, Mr. Champion purchased Sunshine Securities Corporation, a licensed broker dealer in securities and a member of the National Association of Securities Dealers, Inc., at which time it became one of the Champion Group of Companies. He then became Sunshine Securities Corporation's president, and its business capabilities were expanded to include practice as a registered investment advisor. Sunshine Securities Corporation's name was changed to Champion Capital Corporation on or about February 5, 2000. Mr. Champion holds a number of insurance and securities licenses, including series 7 and series 24 securities licenses. Mr. Champion served as a member of the board of directors of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation, from December 2000 to June 2001.

Vanessa H. Lindsey, Vice-President, secretary and director.

Vanessa H. Lindsey, age 30, was elected vice-president of our Company on June 14, 2001, has served as our Company's secretary and chief administrative officer since January 1999 and was elected as a member of the board of directors effective February 1, 2000. From 1995 to 2001 she was employed as the chief administrative officer of Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president and secretary. She is also the secretary and chief administrative officer for The Yankee Companies ("Yankees"), which serves as a strategic consultant to our Company. Mrs. Lindsey held the position of secretary of the Marion County Libertarian Party and was the campaign treasurer for the Cyndi Calvo for State Senate, District 8 Campaign from 1998 to 2000. From November 11, 1999 to June 13, 2001, she served as secretary for AmeriNet Group.com, Inc.(currently Fields Technologies, Inc.), a publicly held Delaware corporation, and served as a member of its board of directors from April 6, 2000 to June 13, 2001. Since January 2001, she has also served as the secretary and as a member of the board of directors for Explorations Group, Inc., a Delaware corporation.

Robert S. Gigliotti, Director, audit committee member.

Robert S. Gigliotti, age 53, served as our Company's secretary from November 10, 1997 until January 12, 1999, and has served as a member of our board of directors since December 11, 1997, and as a member of our Company's audit committee since May 30, 2000. In 1970, Mr. Gigliotti received a bachelor's degree in business from Alma College, Alma, Michigan, and received his certified public accountant license in 1972. Mr. Gigliotti currently serves as the managing tax partner of Perrin, Fordree & Company (with which he has been associated since 1976). Mr. Gigliotti's specialties include estate and financial planning, franchising and corporate taxation.

Lawrence R. Van Etten, Director

Mr. Van Etten, age 64,was elected as member of our Company's board of directors on May 31, 2000. He graduated from New York Military Academy,
Cornwall-On-Hudson, New York in 1954 and attended Gettysburg College, Gettysburg, Pennsylvania from 1954 to 1956 and Marist College, Poughkeepsie, New York from 1981 to 1982. During the past five years, Mr. Van Etten has served as an executive with several companies in the United States and Canada (Vice President, International Digital Communications Systems, Inc., Miami, Florida, Telecommunications Sales, 1996-1998; President TechTel Communications, Inc., Pompano Beach, Florida, CLEC Service Provider, 1998-1999; and he owned and managed his own consulting company LVE & Associates, US & Canada,including several long-term contracts with Toyada Gosei, Best Glove Canada, Remtec, Inc., Prestige Auto and Strategic Health Development Corporation). Much of Mr. Van Etten's recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. From May 22, 2000 until December 22, 2000, Mr. Van Etten served as acting president and chief operating officer, and until June 13, 2001 as a member of the board of directors, of AmeriNet Group.com, Inc. (currently Fields Technologies, Inc.), a publicly held Delaware corporation.

Kevin W. Dornan, Esquire, General Counsel

Kevin W. Dornan, age 49, was engaged as our Company's general counsel as of June 18, 2001. He is a graduate of the Johns Hopkins University (Bachelor of Arts, philosophy, 1973); the University of North Carolina at Chapel Hill (Master of Arts, philosophy, 1975); the Catholic University of America (Master of Arts, religious studies, 1979); and the University of Maryland School of Law (Juris Doctor, 1987), where he served as editor-in-chief of the 1986-87 Maryland Law Review. During law school, he also served as a judicial intern for The Honorable James R. Miller, Jr., of the U.S. District Court for the District of Maryland. In 1997, Mr. Dornan became the general counsel for DWA Corp., a telecommunications company in St. Augustine, Florida. In June 2001, he became the general counsel for The Yankee Companies. He is admitted to practice before the Court of Appeals of Maryland; the District of Columbia Court of Appeals; the Supreme Court of Florida; the U.S. Courts of Appeals for the District of Columbia, Second, Fourth, and Eleventh Circuits; and the U.S. District Courts for the District of Maryland, the Eastern and Western Districts of Arkansas, the District of Columbia, and the Middle District of Florida. Mr. Dornan has served since 1996 as an adjunct professor of business ethics at Saint Leo University in Saint Leo and St. Augustine, Florida, and as an adjunct professor of management and business at Eckerd College in St. Petersburg, Florida. In 1998, he was named to Who's Who in American Law.

Other Material Personnel

In addition to our Company's directors and executive officers, since January 1999 William A. Calvo, III and Leonard M. Tucker have also provided material services to our Company through Yankees, in which they serve as members and executive officers and which they and their families own. Because Yankees has the right to acquire up to 75% of our Company's securities, it should also be deemed a control person of our Company.


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

Compliance with Section 16(a) of the Exchange Act


Based solely upon a review of any Forms 3, 4 and 5, and amendments thereto, furnished to our Company during and with respect to its most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than ten percent of our Company's common stock (its only class of equity securities registered pursuant to Section 12 of the Exchange Act), failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act for the most recent fiscal year or prior fiscal years.


ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------


                                                   Long Term Compensation
                                                   ----------------------
                Annual Compensation             Awards                     Payouts
                -------------------             ------                     ----------
                                                                    Securities
                                               Other                 Underlying       Long        All
Name &                                         Annual    Restricted  Options  &       Term        Other
Principal                                      Compen    Stock       Stock Apprecia-  Incentive   Compen Principal
Position            Year    Salary    Bonus    sation    Awards      tion Rights      Payouts     sation
---------           ----    ------    -----    ------    ---------   --------------   ---------   ----------------
Mrs. Lindsey (1)    1999    *         *        *         *              20,000         *          *
Mrs. Lindsey (1)    2000    *         *        *         *              24,000         *          *
Mr. Joffe (2)       2000    *         *        *         $ 6,000        *              *          *
Mr. Joffe (2)       2001    *         *        *         $ 1,735        *              *          *
Mr. Dmytryk (3)     2001    *         *        *         $23,875        *              *          *
Mrs. Lindsey (4)    2001    $2,442    *        *         $15,058        *              *          *
Mr. Dornan (5)      2001    $7,692    *        *         $ 8,750        *              *          *


(1) For services as our Company's secretary, at an exercise price of $0.05 in 1999 and $0.02 in 2000, per share of common stock.
(2) For services as our Company's president from May 1999 to May 2001 (payable at the end of each year of service).
(3) For services as our Company's president and chief executive officer since June 2001.
(4)  For services as our Company's vice president and secretary.
(5) For services as our Company's general counsel. * Not Applicable

Options and Stock Appreciation Rights (SAR) Grants Table
--------------------------------------------------------
For Fiscal Year Ended September 30, 2001:

               Quantity of         Percentage of Total
               Securities          Options or Stock
               Underlying          Appreciation         Exercise
               Options & Stock     Rights Granted       or Base
               Appreciation        to Employees         Price Per     Expiration
Name           Rights Granted      In Fiscal Year       Share         Date
----           --------------      --------------       ----------    ----------

None (see "Compensation of Directors" below; no executive officer was granted such options or SARs)

Aggregated Option & Stock Appreciation Right Exercises and Fiscal Year-End Options & Stock Appreciation Rights Value Table

                                            Number of
                                            Securities
                                            Underlying
                                            Options &       Value of
                                            Stock           Unexercised
                                            Appreciation    In-the-Money
                   Shares                   Rights at       Options & Stock
                   Acquired      Value      Fiscal          Appreciation Rights
Name               On Exercise   Realized   Year End        at Fiscal Year End
----               -----------   --------   ------------    -------------------
None


Long Term Incentive Plan Awards Table
-------------------------------------

Long Term Incentive Plans - Awards in Last Fiscal Year

                               Performance
                    Number     or Other
Name                of Units   Period Until
of                  or Other   Maturation
Executive Officer   Rights     or Payout      Threshold      Target     Maximum
-----------------   --------   -----------    ---------      ------     -------
Not Applicable


Compensation of Directors
-------------------------

Standard Arrangements

During the fiscal year that started on October 1, 2000 and ended on September 30, 2001, the members of our Company's board of directors were compensated through the grant of warrants to purchase shares of our Company's common stock, as disclosed in the following table:

                              Date of     Expiration     Exercise    Underlying
Name & Category               Option      Date           Price       Shares
---------------               -------     -----------    --------    ----------
Anthony Q. Joffe (1)          (2)         (3)            $0.05          100,000
Charles J. Champion, Jr.(1)   (2)         (3)            $0.05          100,000
Robert S. Gigliotti (1)       (2)         (3)            $0.05          100,000
Vanessa H. Lindsey (1)        (2)         (3)            $0.05          100,000
David K. Cantley              (4)         (3)            $0.02            8,000
Lawrence R. Van Etten         (4)         (3)            $0.02           28,000


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

Employment Agreements

Mr. Joffe


On May 4, 1999, our Company's board of directors elected Anthony Q. Joffe as its president. The agreement was for an initial term of one year, with renewal thereafter from year to year unless the Company or Mr. Joffe gave at least 60 days notice prior to the end of the then-current term of an intention not to renew, and contained confidentiality & non-competition clauses. For every year of service, Mr. Joffe was to be compensated for his services with 200,000 shares of the Company's common stock, provided he remained employed for 365 consecutive days, was not discharged for cause, and complied with all of his obligations under the employment agreement. Mr. Joffe served for a total of two years and was issued 224,788 common shares (with 175,212 additional shares still issuable, pending a sufficient increase in capitalization by our Company's stockholders). A copy of the Joffe employment agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998. The agreement terminated as of May 3, 2001, upon completion of the second year of service.

Mrs. Lindsey

On January 12, 1999, our Company's board of directors elected Vanessa H. Lindsey as its secretary. Our Company agreed to compensate Mrs. Lindsey for her services as secretary through December 31, 1999 by granting her a common stock purchase warrant to purchase 20,000 shares of our Company's common stock at a price of $0.05 per share, exercisable during the period starting on January 1, 2000 and ending on January 12, 2002. (On November 14, 2001, the board of directors extended the exercise period until January 12, 2003.) On January 3, 2000, our Company agreed to compensate Mrs. Lindsey for her services as secretary through December 31, 2000 by granting her a non_qualified stock option to purchase 24,000 shares of our Company's common stock at a price of $0.02 per share, exercisable during the period starting on January 1, 2001 and ending on December 31, 2002. A copy of the agreement to serve as corporate secretary was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998.


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

Except as disclosed below, our Company has not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated. During the period commencing on January 1, 2001 and ending on the date of this report, our Company took the following actions:


1. On January 4, 2001, our Company and Yankees entered into a new strategic consulting agreement, pursuant to which Yankees will bill at its standard hourly rates for all work as to which a prior written arrangement with different terms has not been entered into; however, no hourly billable services will be provided except at the Client's specific request, and the service of Yankees' members, Messrs. William A. Calvo, III, and Leonard Miles Tucker, will be provided at the fixed rate of $10,000 per month, in the aggregate, (a substantial reduction in historical fees accrued on an hourly basis) payment for which will be deferred and accrued until adequate funds become available. The agreement also permits Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock.


2. On or about January 12, 2001, the expiration date of the options granted to the members of our Company's board of directors and its executive officers who assumed office on and after January 12, 1999, was extended until January 12, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the end of the Report Period


As of September 30, 2001, our Company's only currently outstanding voting securities were 19,975,212 shares of common stock, $0.01 par value. As a material subsequent event, as of the close of business on November 15, 2001, our Company had 20,000,000 shares of common stock outstanding. The following tables disclose information concerning ownership of our Company's common stock by officers, directors and principal stockholders (holders of more than 5% of our Company's common stock) as of November 15, 2001. Because our Company currently has no additional shares available for issuance, the following two tables assume that no person currently has the right to acquire additional securities of our Company within sixty days as specified in Commission Rule 13(d)(1). Nonetheless, the associated footnotes indicate the number of shares to which such persons may become entitled in the event our Company's stockholders authorize an increase in capitalization at the Annual Meeting of Stockholders scheduled for April 26, 2002.


All footnotes to the tables follow the second table.

Security Ownership of Certain Beneficial Owners


As of December 31, 2001, the following persons (including any "group") are, based on information available to our Company, beneficial owners of more than five percent of our Company's common stock (its only class of voting securities).

                                                          Amount
                                                          and Nature     Percent
                                                          Of Beneficial  of
Name and Address of Beneficial Owner (1)                  Ownership (2)  Class
---------------------------------------                   ------------   -------
The Yankee Companies, LLC. and members (3)(4)(5)          (4)            (4)
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431.

Tucker Family Spendthrift Trust (3)
2500 North Military Trail, Suite 225;
Boca Raton, Florida 33431
and
Calvo Family Spendthrift Trust (5)                        8,082,500       40.4%
1941 Southeast 51st Terrace;
Ocala, Florida 34471

Richard C. Peplin and affiliates (13)                     2,202,041       11%
25100 Detroit Road,
Westlake, Ohio 44145

SBV Holdings, Inc. (15)                                   1,844,444       9.2%
3350 NW Boca Raton Blvd., Suite B38,
Boca Raton, FL 33431

Security Ownership of Management


As of February 15, 2002, the following Table discloses our Company's common stock (the only outstanding class of equity securities for our Company, its parents or subsidiaries held by persons other than our Company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and all directors and executive officers of our Company as a group, without naming them. The table shows in the second column the total number of shares currently owned and in the third column the percent owned.


Name and Address of                        Amount       Nature of      Percent
Beneficial                                 Of Equity    Beneficial     of
Owner (1)                                  Owned        Ownership      Class
-------------------                        ---------    -----------------------
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

Anthony Q. Joffe                          224,788       (7)             1.1%
101 Southwest 11th Avenue;
Boca Raton, Florida 33486

Edward C. Dmytryk                          91,055       (8)             0.5%
315 Premier Vista Way;
St. Augustine, Florida 32080

Kevin W. Dornan, Esquire                   88,068       (9)             0.5%
5001 Southwest 20th Street;
Ocala, Florida 34474

Vanessa H. Lindsey                        279,378       (10)            1.4%
340 Southeast 55th Avenue;
Ocala, Florida 34471

Charles J. Champion                         (11)        (11)            (11)
Post Office Box 952259;
Lake Mary, Florida 32795

Lawrence R. Van Etten                     136,147       (12)            0.7%
1601 North 15th Terrace;
Hollywood, Florida 33020

All officers and directors as a group     909,436       (2)             4.5%(14)

Footnotes to Tables of Principal Stockholders and Tables of Executive Officers and Directors

The following footnotes apply to the preceding two tables:

(1) This table pertains to common stock, currently our Company's only outstanding equity securities.
(2)  Beneficial and record.
(3) The Tucker family is comprised of Leonard Miles Tucker; Michelle Tucker, his wife; Shayna and Montana, their minor daughters; and Jerrold Tucker, Mr. Tucker's father. Mr. Jerrold Tucker holds 470,000 shares in trust for Shayna and Montana, his minor granddaughters, and holds voting and investment power over those shares; 100,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker, who holds voting and investment power over those shares; and 3,756,250 shares are held by the Tucker Family Spendthrift Trust (the "Tucker Trust") for which Leonard and Michelle tucker serve as the trustees and who each hold voting and investment power over those shares. For purposes of this Item 11, the Tucker Trust and the Calvo Family Spendthrift Trust (see footnote 5 immediately below) (the "Calvo Trust") are being treated as a "group" because they acquire their shares as the two 50% members of Yankees. Each trust, however, holds and disposes of its shares separately, and the shares are in no way subject to any shareholders agreement. If treated separately, the Tucker trust holds 4,326,250 shares (21.6% of the class), and the Calvo Trust holds 3,756,250 (18.8% of the class).
(4) The Yankee Companies, LLC., is a Florida limited liability company, 50% of which is owned by the Tucker Trust and 50% of which is owned by the Calvo Trust. Yankees currently holds no shares of our Company's stock, having distributed all shares it has acquired to date to its members. At such time as a sufficient increase in capitalization is authorized by our Company's stockholders, Yankees would have the right to acquire 28,549,939 shares if it fully converted its Class A Bond.
(5) The Calvo family is comprised of William A. Calvo, III; Cyndi Calvo, his wife; and William, Alexander and Edward, their minor sons. All the shares are held by the Calvo Trust for which William and Cyndi Calvo serve as the co-trustees and who jointly hold voting and investment power over those shares.
(6) Mr. Gigliotti has served as a member of our Company's board of directors since December 11, 1997, as a member of the audit committee since November 4, 1999, and as its secretary from November 10, 1997 until January 12, 1999. Mr. Gigliotti currently holds 90,000 shares, and holds warrants to acquire 230,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.
(7) Mr. Joffe has served as a member of our Company's board of directors since January 12, 1999, and as its president and chief executive officer from May 4, 1999 to May 14, 2001. Mr. Joffe currently holds 224,788 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 175,212 shares for his services through May 2001. He also holds warrants to acquire 242,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.
(8) Mr. Dmytryk was elected as a member of our Company's board of directors and as its president and chief executive officer on May 14, 2001. Mr. Dmytryk currently holds 91,055 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 630,058 shares for services rendered to our Company to date.

(9) Mr. Dornan was elected as our Company's general counsel effective June 18, 2001. Mr. Dornan currently holds 88,068 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 230,159 shares for services rendered to our Company to date.
(10) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as its Vice-President on June 14, 2001. Mrs. Lindsey currently holds 279,378 shares, and if our Company's authorized capital is sufficiently increased, would receive an additional 401,616 shares for services rendered to our Company to date. She also holds warrants to acquire 204,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.
(11) Mr. Champion has served as a member of our Company's board of directors since January 12, 1999. Mr. Champion currently owns no shares, but holds warrants to acquire 242,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.
(12) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000. Mr. Van Etten currently holds 136,147 shares and holds warrants to acquire 28,000 shares that would become exercisable if our Company's authorized capital is sufficiently increased.
(13) Mr. Peplin served as our Company's president, chief executive officer, as a member of our Company's board of directors and as its chair from November 10, 1997 until May 4, 1999 (except that he resigned as chairman on March 3,
     1999). Lakewood Mfg. Co. is an entity controlled by Mr. Peplin, and Lakewood Mfg. Co.'s 793,944 shares are therefore included in Mr. Peplin's total number of shares shown in the table.
(14) Upon a sufficient increase in our Company's capitalization, if all officers and directors were issued the shares to which they are entitled for services rendered, and if they exercised all warrants, as a group they would own 3,292,481, which would represent approximately 14.7 % of the class at that time.
(15) Our Company is advised that SBV Holdings is owned by Elliott and Shelly Loewenstern (as tenants by the entirety) such that each of them has voting and investment power over the shares held by SBV.


Changes in Control

As of the end of the report period , material changes in control have taken place (see "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons ..." for a discussion of how current management assumed control of our Company starting in January 1999). Based on Yankees current stock ownership and its option to acquire up to 75% of our Company's common stock, Yankees and its members should be deemed to currently control our Company and to have the capacity to pass matters to be acted on at stockholders meetings. Except for the foregoing, to the best knowledge and belief of our Company, there are no arrangements, understandings, or agreements relative to the disposition of our Company's securities, the operation of which would at a subsequent date result in a change in control of our Company.

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


The following table discloses all persons who were parents of our Company as of February 15, 2002, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                    Basis for         Percentage of Voting
Name                                Control           Securities Owned
----                                ---------         ---------------------
Yankees and its members              (1)               40.4% (2)

(1) Stock ownership, options and consulting agreement. The discussion of Yankees association with our Company is discussed in Part I, Item 1 of this report. Leonard Miles Tucker, a resident of Boca Raton, Florida, serves as Yankees' chief executive officer and as one of its members; William A. Calvo, III, serves as Yankees' treasurer and as one of its members; Vanessa
     H. Lindsey (also an officer and director of our Company) serves as Yankees' secretary and chief administrative officer. Kevin W. Dornan (also our Company's general counsel) serves as Yankee's general counsel. Yankees is owned in equal parts by members of Mr. Tucker's family and Mr. Calvo's family.

(2) This figure includes the current ownership interest of Yankees' members. Upon a sufficient increase in our Company's capitalization, and if Yankees were to fully convert its Class A Bond at that time, the percentage of voting securities owned by Yankees and its members would be approximately
     76.6 %. See also footnote 4 to the preceding table.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Materially Adverse Proceedings

Our Company is not aware of any proceedings involving its executive officers or directors adverse to our Company's interests.

Certain Business Relationships


During the last two years, our Company has engaged in a series of transactions with Yankees as discussed above in Part 1, Item 1, "Description of Business" (see "Consulting Relationship & Material Agreements Between Our Company and Yankees" at pages 4-5 herein, and "Loan Agreement Between Our Company and Yankees" at page 8 herein), which discussions are incorporated by reference as permitted by Commission Rule 12b-23(a)(2).

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


Designation       Page
of Exhibit        Number
as Set Forth      or Source of
in Item 601 of    Incorporation
Regulation S-B    By Reference    Description
--------------    -------------   ------------
(3)  (i)                          Articles of incorporation:
      3.3         (6)             Certificate of Renewal and Revival of Charter,
                                  dated August 13, 2001.
(4)                               Instruments  defining  the  rights of holders,
                                  including indentures:
      4.4         (1)             Our Company's 1998 Stock Option Plan and Forms
                                  of Incentive Stock Option   Agreement and Non-
                                  Qualified Stock Option Agreement.
      4.5         (3)             Yankees Warrant Agreement,effective January 5,
                                  1999
      4.7         (3)             Yankees   Amended  Warrant  Agreement,   dated
                                  December 30, 1999
      4.9         (3)             Our Company's 2000 Non-qualified Stock  Option
                                  & Stock Incentive Plan, dated January 3, 2000.
      4.10        (7)             Class  A,   Series A,  Convertible Bond, dated
                                  December 31, 2001
      4.11        __              Our Company's 2002 Non-Qualified Stock Option
                                  & Stock Incentive Plan, dated February 15,
                                  2002.
(10)                              Material Contracts:
      10.1        (3)             Yankee Consulting Agreement, dated January  5,
                                  1999.
      10.23       (3)             Yankees Amended  Consulting  Agreement,  dated
                                  January 2, 2000.
      10.24       (3)             Agreement  to  Serve  as  Corporate  Secretary
                                  between Vanessa Lindsey and our Company, dated
                                  January 3, 2000.
      10.25       (3)             Employment agreement between  Anthony Q. Joffe
                                  and our Company, dated January 3, 2000.
      10.29       (2)             Strategic Consulting  Agreement with  Yankees,
                                  dated January 4, 2001.
      10.31       (5)             Clarification Agreement,  dated  July 6, 2001,
                                  to the Reorganization Agreement with Richard C
                                  Peplin, Jr., signed on March 25, 1999
      10.35       (5)             Employment agreement between Edward C. Dmytryk
                                  and our Company, dated  July 19, 2001.
      10.36       (5)             Employment agreement between Vanessa H.Lindsey
                                  and our Company, dated  July 19, 2001.
      10.37       (5)             Engagement  agreement between  Kevin W. Dornan
                                  and our Company, dated July 19, 2001.
      10.38       (6)             Loan Agreement, Security Agreement, Promissory
                                  Note  between our  Company  and Yankees, dated
                                  September 24, 2001
      10.39       (7)             Settlement Agreement with  Strategica Services
                                  Corporation dated December  31, 2001
      10.40       (8)             Loan Agreement, Security Agreement, Promissory
                                  Note  between  our  Company and Yankees  LLC.,
                                  dated January 2, 2002
(16)                              Letter on change in certifying accountant
      16.3        (4)             Letter  re  Change  in  Certifying  Accountant
                                  Weinberg & Co.
(99)                              Additional Exhibits:
      99.5        (6)             Audit Committee Report

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


(6) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(7) Filed as an exhibit to our Company's Report on Form 8-K dated January 15, 2002, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(8) Filed as an exhibit to our Company's Report on Form 10-QSB for the quarter ended December 31, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.


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


Dated:  February 26, 2002


                                  Colmena Corp.


                          By: /s/ Edward C. Dmytryk /s/
                       President & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:


Signature                       Date      Title
---------                       ----      -----
/s/ Edward C. Dmytryk/s/        2/26/02   President,  Chief  Executive  Officer,
                                          Director
/s/ Vanessa H. Lindsey/s/       2/26/02   Vice  President, Secretary & Director
/s/ Charles J. Champion,Jr./s/  2/26/02   Director &  Audit Committee Chair
/s/ Robert S. Gigliotti/s/      2/26/02   Director & Audit Committee Member
/s/ Anthony Q. Joffe/s/         2/26/02   Director, Chairman of the Board
/s/ Lawrence R. Van Etten/s/    2/26/02   Director
/s/ Adam Wasserman /s/          2/26/02   Chief  Financial  Officer & Accounting
                                          Officer

                             Additional Information

                                  Colmena Corp.
                                   Registrant


        Crystal Corporate Center; 2500 North Military Trail, Suite 225-C;
                           Boca Raton, Florida 33431
    Telephone Number: (561) 998-2031; Facsimile Transmission (561) 998-3425;
                      E-mail administration@colmenacorp.com


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

                                 Transfer Agent


Exhibits to this Form 10-KSB are available on the Commission's web site located at www.sec.gov in the EDGAR archives, on our Company's website located at www.colmenacorp.com and will be provided without charge to stockholders of our Company upon written request addressed to Vanessa H. Lindsey, Secretary; Colmena Corp.; 5185 Southeast 20th Street; Ocala, Florida 34471.


The Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Stockholders nor has it passed upon its accuracy or adequacy.