Form 10KSB/A
period 2001-09-30
COLMENA CORP
filed 2002-03-27
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-KSB/A-2



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


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $330,241.92 based on a last transaction price of $0.03 as of March 25, 2001, there being 11,008,064 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 20,000,000 shares of common stock, as of March 25, 2002.

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


As of the date of this report, 10,274,970 shares of common stock are issuable to Yankees. At the report date, Yankees was also owed consulting compensation of $90,000. As a material subsequent event, as of March 25, 2002, Yankees is owed consulting compensation of $140,000. The current percentage ownership in our Company of Yankees and its members is approximately 40% (see Part III, Item 11 below).


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


ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS.


Our Company did not submit any matter to a vote of security holders during its fiscal year ended September 30, 2001. Our Company's next annual meeting of stockholders is scheduled for May 17, 2002, and no proxies will be requested by our Company's management.

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

During the Year Following the Reporting Period


During the year following the report period, our Company will be considering material private placements in order to (1) engage in acquisitions, (2) acquire additional funding for operations, and (3) settle any remaining creditor claims against our Company. In addition, should Yankees fully convert its Class A Bond, our Company would be obligated to issue approximately 36,549,939 such shares. No additional shares are currently authorized by our Company's articles of incorporation, which may be amended at the Annual Meeting of Stockholders scheduled for May 17, 2002, to authorize an increase in capitalization in order to carry out our Company's strategic plans. No assurances can be provided, however, that such business plans can be attained.



                                      -19-
Page

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

PLAN OF OPERATIONS


As discussed above in Item 1, "Description of Business," a number of claims against our Company or our Company's divested subsidiaries identified by Yankees and amounting to approximately $234,000 have been amicably resolved through the issuance of approximately 3,575,011 shares of common stock through September 2001, with the notable exception of the arbitral award in Deutsche Financial Services Corporation in the principal amount of $331,000 plus interest in the per annum rate of prime plus 6.5% from August 1, 1998, which, unless current settlement negotiations are successful, our Company will either contest or seek relief under chapter 11 of the U.S. Bankruptcy Code (see Item 3 above, "Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with our Company's five certain remaining claimants and has made offers of settlement for four of these claims (totaling $379,828) as follows:


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


As a material subsequent event, Adam Wasserman was elected as our Company's chief financial officer and controller on March 26, 2002.


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


Adam Wasserman, Chief Financial Officer & Controller

     Adam Wasserman, age 37, was elected as our Company's chief financial officer and controller on March 26, 2002. Mr. Wasserman holds the degree of Bachelor of Administration from the State University of New York at Albany. He is a Certified Public Accountant (New York), and a member of The American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Wasserman currently serves as the chief executive officer and director of CFO Oncall, Inc., a firm specializing in financial consulting services that he founded in 1999, which is located in Weston, Florida. From 1991 to 1999, he was an audit manager at American Express Tax & Business in Fort Lauderdale, Florida, where he served as an outsourced CFO and advisor to a diversified clientele in the technology, medical, retail, and service industries in both the private and public sectors. Mr. Wasserman has also served with Deloitte & Touche, LLP in New York City, where he conducted audits of public and private companies, tax preparation and planning, management consulting, and systems design. .He currently serves as the Treasurer of Gold Coast Venture Capital Club, was a former officer of Toastmasters International, and is a member of the Florida Venture Forum, Weston Chamber of Commerce and Broward County Chamber of Commerce.

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

Options and Stock Appreciation Rights (SAR) Grants Table
--------------------------------------------------------
For Fiscal Year Ended September 30, 2001:

               Quantity of         Percentage of Total
               Securities          Options or Stock
               Underlying          Appreciation         Exercise
               Options & Stock     Rights Granted       or Base
               Appreciation        to Employees         Price Per     Expiration
Name           Rights Granted      In Fiscal Year       Share         Date
----           --------------      --------------       ----------    ----------

None (see "Compensation of Directors" below; no executive officer was granted such options or SARs)

Aggregated  Option & Stock  Appreciation  Right  Exercises  and Fiscal  Year-End
--------------------------------------------------------------------------------
Options & Stock Appreciation Rights Value Table
-----------------------------------------------
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the end of the Report Period


As of September 30, 2001, our Company's only currently outstanding voting securities were 19,975,212 shares of common stock, $0.01 par value. As a material subsequent event, as of the close of business on November 15, 2001, our Company had 20,000,000 shares of common stock outstanding. The following tables disclose information concerning ownership of our Company's common stock by officers, directors and principal stockholders (holders of more than 5% of our Company's common stock) as of November 15, 2001. Because our Company currently has no additional shares available for issuance, the following two tables assume that no person currently has the right to acquire additional securities of our Company within sixty days as specified in Commission Rule 13(d)(1). Nonetheless, the associated footnotes indicate the number of shares to which such persons may become entitled in the event our Company's stockholders authorize an increase in capitalization at the Annual Meeting of Stockholders scheduled for May 17, 2002.


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
3350 NW Boca Raton Blvd., Suite B38,
Boca Raton, FL 33431

Security Ownership of Management


As of March 25, 2002, the following Table discloses our Company's common stock (the only outstanding class of equity securities for our Company, its parents or subsidiaries held by persons other than our Company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and all directors and executive officers of our Company as a group, without naming them. The table shows in the second column the total number of shares currently owned and in the third column the percent owned.


Name and Address of                        Amount       Nature of      Percent
Beneficial                                 Of Equity    Beneficial     of
Owner (1)                                  Owned        Ownership      Class
-------------------                        ---------    -----------------------
Robert S. Gigliotti                        90,000       (6)             0.5%
901 Wilshire Drive, Suite 400;
Troy, Michigan 48084

Anthony Q. Joffe                          224,788       (7)             1.1%
101 Southwest 11th Avenue;
Boca Raton, Florida 33486

Edward C. Dmytryk                          91,055       (8)             0.5%
315 Premier Vista Way;
St. Augustine, Florida 32080

Kevin W. Dornan, Esquire                   88,068       (9)             0.5%
5001 Southwest 20th Street;
Ocala, Florida 34474

Vanessa H. Lindsey                        279,378       (10)            1.4%
340 Southeast 55th Avenue;
Ocala, Florida 34471

Charles J. Champion                         (11)        (11)            (11)
Post Office Box 952259;
Lake Mary, Florida 32795

Lawrence R. Van Etten                     136,147       (12)            0.7%
1601 North 15th Terrace;
Hollywood, Florida 33020

All officers and directors as a group     909,436       (2)             4.5%(14)

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


The following table discloses all persons who were parents of our Company as of March 25, 2002, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.


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

Designation       Page
of Exhibit        Number
as Set Forth      or Source of
in Item 601 of    Incorporation
Regulation S-B    By Reference    Description
--------------    -------------   ------------
(3)  (i)                          Articles of incorporation:
      3.3         (6)             Certificate of Renewal and Revival of Charter,
                                  dated August 13, 2001.
(4)                               Instruments  defining  the  rights of holders,
                                  including indentures:
      4.4         (1)             Our Company's 1998 Stock Option Plan and Forms
                                  of Incentive Stock Option   Agreement and Non-
                                  Qualified Stock Option Agreement.
      4.5         (3)             Yankees Warrant Agreement,effective January 5,
                                  1999
      4.7         (3)             Yankees   Amended  Warrant  Agreement,   dated
                                  December 30, 1999
      4.9         (3)             Our Company's 2000 Non-qualified Stock  Option
                                  & Stock Incentive Plan, dated January 3, 2000.
      4.10        (7)             Class  A,   Series A,  Convertible Bond, dated
                                  December 31, 2001
      4.11        (9)             Our Company's 2002 Non-Qualified Stock Option
                                  & Stock Incentive Plan, dated February 15,
                                  2002.
(10)                              Material Contracts:
      10.1        (3)             Yankee Consulting Agreement, dated January  5,
                                  1999.
      10.23       (3)             Yankees Amended  Consulting  Agreement,  dated
                                  January 2, 2000.
      10.24       (3)             Agreement  to  Serve  as  Corporate  Secretary
                                  between Vanessa Lindsey and our Company, dated
                                  January 3, 2000.
      10.25       (3)             Employment agreement between  Anthony Q. Joffe
                                  and our Company, dated January 3, 2000.
      10.29       (2)             Strategic Consulting  Agreement with  Yankees,
                                  dated January 4, 2001.
      10.31       (5)             Clarification Agreement,  dated  July 6, 2001,
                                  to the Reorganization Agreement with Richard C
                                  Peplin, Jr., signed on March 25, 1999
      10.35       (5)             Employment agreement between Edward C. Dmytryk
                                  and our Company, dated  July 19, 2001.
      10.36       (5)             Employment agreement between Vanessa H.Lindsey
                                  and our Company, dated  July 19, 2001.
      10.37       (5)             Engagement  agreement between  Kevin W. Dornan
                                  and our Company, dated July 19, 2001.
      10.38       (6)             Loan Agreement, Security Agreement, Promissory
                                  Note  between our  Company  and Yankees, dated
                                  September 24, 2001
      10.39       (7)             Settlement Agreement with  Strategica Services
                                  Corporation dated December  31, 2001
      10.40       (8)             Loan Agreement, Security Agreement, Promissory
                                  Note  between  our  Company and Yankees  LLC.,
                                  dated January 2, 2002
(16)                              Letter on change in certifying accountant
      16.3        (4)             Letter  re  Change  in  Certifying  Accountant
                                  Weinberg & Co.
(99)                              Additional Exhibits:
      99.5        (6)             Audit Committee Report

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

(9) Filed as an exhibit to our Company's Report on Form 10-KSB/A for the fiscal year ended September 30, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

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


Dated:  March 27, 2002


                                  Colmena Corp.


                          By: /s/ Edward C. Dmytryk /s/
                       President & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:


Signature                       Date      Title
---------                       ----      -----
/s/ Edward C. Dmytryk/s/        3/27/02   President,  Chief  Executive  Officer,
                                          Director
/s/ Vanessa H. Lindsey/s/       3/27/02   Vice  President, Secretary & Director
/s/ Charles J. Champion,Jr./s/  3/27/02   Director &  Audit Committee Chair
/s/ Robert S. Gigliotti/s/      3/27/02   Director & Audit Committee Member
/s/ Anthony Q. Joffe/s/         3/27/02   Director, Chairman of the Board
/s/ Lawrence R. Van Etten/s/    3/27/02   Director
/s/ Adam Wasserman /s/          3/27/02   Chief  Financial  Officer & Controller

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

                             Corporate Headquarters


            Edward C. Dmytryk, President & Chief Executive Officer;
 Vanessa H. Lindsey, Vice President, Secretary & Chief Administrative Officer;
                   Kevin W. Dornan, Esquire, General Counsel
              Adam Wasserman, Chief Financial Officer & Controller


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