Form 10QSB
period 2002-03-31
COLMENA CORP
filed 2002-05-15
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: March 31, 2002
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

     On May 15, 2002, the issuer had outstanding 20,000,000 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2002

                                      INDEX


                                                                           Page
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

        Balance Sheet (Unaudited)
            As of March 31, 2002..............................................3
        Statements of Operations (Unaudited)
            For the Three and Six Months Ended March 31, 2002.................4
        Statements of Cash Flows (Unaudited)
            For the Six Months Ended March 31, 2002...........................5

        Condensed Notes to Financial Statements.............................6-9

   Item 2 - Management's Discussion and Analysis and Plan of
            Operation.....................................................10-13


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings................................................13

   Item 2 - Changes in Securities and Use of Proceeds.....................13-14

   Item 3 - Default Upon Senior Securities...................................14

   Item 4 - Submission of Matters to a Vote of Security Holders...........14-15

   Item 5 - Other Information................................................15

   Item 6 - Exhibits and Reports on Form 8-K.................................16

   Signatures................................................................16

                                  COLMENA CORP.
                                  BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)


                                     ASSETS


Total Assets                                                    $             0
                                                                ================
       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Convertible Bond Payable                                      $        46,664
  Accounts Payable and Accrued Expenses                                 474,637
  Loans Payable - Related Party                                         152,287
  Guaranteed Loan                                                       331,000
  Due to Related Party                                                  118,123
                                                                ----------------
    Total Current Liabilities                                         1,122,711

STOCKHOLDERS' DEFICIT:
  Common Stock ($.01 Par Value; 20,000,000 Shares Authorized;
   20,000,000 Shares Issued and Outstanding)                            200,000
  Common Stock Issuable, $.01 Par Value (13,026,419 Shares)             130,263
  Additional Paid-in Capital                                         17,274,657
  Accumulated Deficit                                               (18,727,631)

                                                                ----------------
    Total Stockholders' Deficit                                      (1,122,711)

    Total Liabilities and Stockholders' Deficit                 $             0
                                                                ================

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months                             For the Six Months
                                                           Ended March 31,                                Ended March 31,
                                          ------------------------------------------------------------------------------------------
                                                     2002                    2001                    2002                   2001
                                               --------------          --------------------------------------          -------------

REVENUES                                        $         0             $         0             $         0             $         0
                                                ------------            ------------            ------------            ------------
OPERATING EXPENSES:
  Compensation Expense                               47,600                       0                 104,244                       0
  Consulting                                         30,000                  30,000                 146,963                  88,800
  Professional and Legal Fees                         4,552                   8,570                  17,302                  10,685
  Selling, General and Administrative                 2,365                     756                   7,041                   2,871
                                                ------------            ------------            ------------            ------------
    Total Operating Expenses                         84,517                  39,326                 275,550                 102,356
                                                ------------            ------------            ------------            ------------
LOSS FROM OPERATIONS                                (84,517)                (39,326)               (275,550)               (102,356)
                                                ------------            ------------            ------------            ------------


OTHER INCOME (EXPENSES):
  Settlement Income (Expense)                        25,094                       0                  (5,821)                      0
  Interest Expense, net                             (13,878)                (16,500)                (28,282)                (33,000)
                                                ------------            ------------            ------------            ------------
TOTAL OTHER INCOME (EXPENSES)                        11,216                 (16,500)                (34,103)                (33,000)
                                                ------------            ------------            ------------            ------------

NET LOSS                                        $   (73,301)            $   (55,826)            $  (309,653)            $  (135,356)
                                                ============            ============            ============            ============

BASIC AND DILUTED:
  Net Loss Per Common Share:                    $     (0.00)            $     (0.00)            $     (0.01)            $     (0.01)
                                                ============            ============            ============            ============
  Weighted Common Shares Outstanding             30,898,215              15,872,259              30,898,215              15,851,703
                                                ============            ============            ============            ============


                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Six Months Ended March 31,
                                                                          -------------------------------------
                                                                                2002                 2001
                                                                          -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                               $  (309,653)         $   (135,356)
   Adjustments to Reconcile Net Loss  To Net Cash Used in Operations

     Stock Options and Warrants Issued to Consultants                          86,963                43,800
     Stock Based Settlement Expense                                            30,915                15,000

     Increase in:
       Accounts Payable and Accrued Expenses                                   73,880                33,001
                                                                          -----------          -------------

Net Cash Flows Used in Operating Activities                                  (117,895)              (43,555)
                                                                          -----------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loans Payable - Related Party                                  96,096                     -
  Due to Related Party                                                         21,777                41,680
                                                                          -----------          -------------

Net Cash Flows Provided by Financing Activities                               117,873                41,680
                                                                          -----------          -------------
Net Decrease in Cash                                                              (22)               (1,875)

Cash - Beginning of Period                                                         22                 2,078
                                                                          -----------          -------------

Cash - End of Period                                                      $         -          $        203
                                                                          ===========          =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                                $         -          $           -
                                                                          ===========          =============
  Income Taxes                                                            $         -          $           -
                                                                          ===========          =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Note Payable - Related Party Reclassified to Convertible Bond           $    40,000          $           -
                                                                          ===========          =============


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

These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2001 and notes thereto contained in the Report on Form 10-KSB, as amended, of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending September 30, 2002.

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

As consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue to Yankees options (designated as the Class A Options and generically referred to hereinafter as "consultant warrants") to purchase shares of the Company's common stock at an aggregate exercise price of $40,000. The amount of underlying shares were to be equal to 51% of the Company's common stock at such time as exercise was completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the consultant warrants been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the Consultant Warrants quantity and exercise price per share. The consultant warrants were originally exercisable from the 10th day until the 365th day following the effective date of a registration statement to have been filed with the Commission, registering the shares to be issued.

                                  COLMENA CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

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

On January 4, 2001, an additional amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees, and changed the discounts as noted in item (a)(ii) above to a discount of 10% from the lowest price at which such securities are offered to any other person, if issuable as free trading securities, or a discount of 50% if issuable as restricted securities, and it eliminated the 5% introduction fee. All provisions from prior agreements regarding issuance of warrants remain intact. At March 31, 2002, $150,000 was accrued and included in the due to related party balance.

In connection with the consulting agreement between the Company and Yankees, an additional 3,091,485 shares of common stock became subject to the Yankees' warrants during the six months ended March 31, 2002 as a result of their anti-dilutive provisions. Accordingly, consulting expense of $86,963 was recognized during the six months ended March 31, 2002. Since Yankees previously paid for 50% of these shares, the Company included 1,545,742 shares in common stock issuable as of March 31, 2002.

                                  COLMENA CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - BOND PAYABLE

On December 31, 2001 (the `exchange date'), the Company issued a Class A, Series A, Convertible Bond (the "Class A Bond") to Yankees in exchange for the warrant discussed in Note 2 and a series of matured and past-due promissory notes held by Yankees. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and essentially consolidated the warrant and promissory notes into the Class A Bond. The Class A Bond is in the principal amount of $80,000 plus interest accrued as of March 31, 2002, and has a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of the Company's assets, and may be subdivided, at Yankees' option, into two or more separate obligations in the principal amount of at least $10,000 each. The Class A Bond is convertible, at Yankees' option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by Yankees will be equal to 75% of the Company's outstanding and reserved capital stock at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date Yankees has converted $40,000 in principal of the Class A Bond into approximately 40% of the Company's common stock. At the exchange date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio will be considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants was based.

NOTE 4 - LOANS PAYABLE

On September 24, 2001, the Company entered into a $150,000 revolving credit agreement with Yankees. Each loan under the agreement will be due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The line of credit expires on September 24, 2003, subject to automatic annual renewal, and is secured by all of the Company's assets. As of March 31, 2002, the Company entered into several loans under this credit agreement. Additional borrowing under the revolving credit agreement aggregated $39,668 during the quarter ended March 31, 2002. At March 31, 2002, the total outstanding principal balance was $128,287.

On March 28, 2002, the Company borrowed an aggregate of $24,000 from related parties. Each promissory note is due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The loans are secured by the Company's assets. As of March 31, 2002, the Company entered into two loan agreements with an aggregate outstanding principal balance of $24,000.


NOTE 5 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 3,091,485 shares of common stock became subject to the Yankees' warrants during the six months ended March 31, 2002 as a result of their anti-dilutive provisions. The fair value of the option was estimated on the date of grant using the intrinsic method of option-pricing. Accordingly, consulting expense of $86,963 was recognized during the six months ended March 31, 2002. Since Yankees previously paid for 50% of these shares, the Company included 1,545,742 shares in common stock issuable as of March 31, 2002.

As of May 2001, the Company became obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. On November 15, 2001, 24,788 of the shares issuable under this agreement were issued. As of March 31, 2002, 175,212 shares remain issuable.

In connection with a settlement agreement (see note 6), the Company will issue a prior consultant to the Company 1,030,495 shares of its common stock. As of March 31, 2002, these settlement shares had not been issued. In connection with the settlement shares, the Company recorded settlement expense of $30,915 or $.03 per share during the quarter ended December 31, 2001, which represents the fair market value of the common shares issuable as of the date of the agreement. These shares are included in common stock issuable at March 31, 2002.

                                  COLMENA CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SETTLEMENT AGREEMENT (Continued)

On December 31, 2001, the Company's board of directors determined that it was in the best interests of the Company to enter into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively). In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998, and subject to the effectiveness of a sufficient increase in capitalization by the Company's stockholders, the Company will issue Strategica 1,030,495 shares of its common stock, which will represent 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares").

The Strategica Shares will also have anti-dilution rights tied proportionately only to the Class A Bond held by the Yankee Companies, LLC upon complete conversion of the Class A Bond. As of March 31, 2002, the settlement shares had not been issued and have been included in common stock issuable (see note 5). The Class A Bond, in the principal amount of $80,000 plus accrued interest, gives Yankees the right to acquire up to 75% of the Company's authorized and reserved common stock (the "Yankees Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Shares are reduced below 75%, and in direct proportion thereto. The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Class A Bond and the payment of specified liabilities of the Company, the Strategica Shares will not be diluted below 2.5% of the Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter.

On March 6, 2002, the Company entered into a settlement agreement with a vendor and paid $2,750 in full settlement of debt. In connection with this settlement, the Company recorded settlement income of $25,094 during the quarter ended March 31, 2002.

NOTE 7-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Other than the recently initiated consulting activities, the Company has no other day-to-day business operations, has recurring losses, and had a working capital deficiency of $1,122,711 and an accumulated deficit of $18,727,631 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENT

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche has received an initial payment of $20,000 as of the filing of this report, and is to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche will also receive 2,500,000 shares of restricted common stock, to be issued within 10 business days of the effectiveness of the increase in capitalization approved by the Company's shareholders at its recent Annual Meeting.

On May 10, 2002, the Company ratified a series of amendments to the Company's certificate of incorporation, which included the following:

    (a) increased the authorized common stock from 20,000,000 shares to 650,000,000 shares, with a par value of $0.01 per share

    (b) Authorized 10,000,000 additional shares as preferred stock, with a par value of $0.001, and with all the preferences and characteristics to be determined by the board of directors on a case-by-case basis prior to issuance.

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

PLAN OF OPERATIONS

Almost all claims and potential claims against our Company and our Company's divested subsidiaries identified by Yankees and amounting to approximately
$234,000 have been amicably resolved through the issuance of approximately 3,575,011 shares of common stock through March 2002. As a material subsequent event, two additional claims (involving Deutsche Financial Services and Prime Source Leasing) have now been settled (see Part II, Item 1 below, "Legal Proceedings"). Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided. As of May 15, 2002, we have identified the following claims on which we have pending offers of settlement:

                             Basis for         Amount           Compromise
Claimant                       Claim          of Claim            Offered
Diners Club                     (1)           $  14,206.            (1)
Federal Express                 (2)           $   7,299.            (2)
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

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

Our Company reported net losses from operations for the six months ended March 31, 2002 of $(309,653) and net loss from operations for the six months ended March 31, 2001 of $(135,356). This translates to a per-share loss of $(0.01) for the six months ended March 31, 2002 and a per share loss of $(0.01) for the six months ended March 31, 2001.

Our Company had no revenues for the six months ended March 31, 2002 and 2001, respectively. Operating expenses increased to $275,550 for the six months ended March 31, 2002 as compared to $102,356 for the six months ended March 31, 2001. The increase was due to the increased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees to Yankees, which aggregated $146,963 and $88,800 for the six months ended March 31, 2002 and 2001, respectively. Additionally, professional fees were $17,302 for the six months ended March 31, 2002 as compared to $10,685 for the six months ended March 31, 2001, and compensation expense increased to $104,244 for the six months ended March 31, 2002 as compared $0 for the six months ended March 31, 2001. The increase was due to increased director and officer activities related to the restructuring of the Company. During the six months ended March 31, 2002, we recorded settlement expense of $5,821 consisting of $30,915 settlement expense in connection with the future issuance of common shares offset by settlement income of $25,094.

No additional meaningful comparisons can be made for the six months ended March 31, 2002 as compared to the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our Company had limited cash on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees.

At March 31, 2002, our Company had a stockholders' deficit of approximately $1,122,711. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, to raise capital for expansion and to implement our strategic plan.

On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche has received an initial payment of $20,000 as of the filing of this report, and is to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche will also receive 2,500,000 shares of restricted common stock, to be issued within 10 business days of the effectiveness of the increase in capitalization approved by our Company's shareholders at its Annual Meeting.

Net cash used in operations was $(117,895) for the six months ended March 31, 2002 as compared to $(43,555) for the six months ended March 31, 2001. The difference is primarily due to the increase in professional fees and consulting fees in connection with our Commission filings. Net cash provided by financing activities for the six months ended March 31, 2002 was $117,873 as compared to net cash provided by financing activities of $41,680 for the six months ended March 31, 2001. The difference was attributable to the increase in funding from a related party.

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

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on October 1, 2002 will not have a material effect on our Company's financial position, results of operations or liquidity.

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

Going Concern

The accompanying financial statements have been prepared assuming that the our Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $117,895 for the six months ended March 31, 2002, had a working capital deficiency of $1,122,711 and an accumulated deficit of $1,122,711 at March 31, 2002. These conditions raise substantial doubt about our Company's ability to continue as a going concern.

Our Company is taking steps to address this situation, however. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for an ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations, or locate a merger/acquisition candidate. In the meantime, management will continue to rely on loans from Yankees to fund operations until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. No assurances can be provided, however, that such alternative sources will ever generate income or that Yankees will continue to provide loans.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche has received an initial payment of $20,000 as of the filing of this report, and is to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche will also receive 2,500,000 shares of restricted common stock, to be issued within 10 business days of the effectiveness of the increase in capitalization approved by our Company's shareholders at its Annual Meeting (see below). A copy of the settlement agreement is filed as an exhibit to this report and is incorporated herein by reference in accordance with Commission Rule 12b-23.

     On May 13, 2002, our Company also settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). Prime Source had sued GE for, among other things, $80,000 on a stop-payment check, and GE has asserted a contingent third-party claim against our Company for that amount. In addition, Prime Source had asserted a direct claim against our Company, alleging good sold and failure to pay a promissory note for $85,605.07, plus interest since November 30, 1998 and attorney's fees. Prime Source and GE settled their primary claim, and so the contingent third-party claim against our Company will be dismissed. In addition, our Company settled its direct dispute with Prime Source. In exchange for a general release, our Company will issue Prime Source 1,000,000 shares of restricted common stock within 30 days, and these parties will then dismiss all claims against each other with prejudice, each party to bear its own costs and fees.

Item 2.  Changes in Securities

     In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 3,091,485 shares of common stock became subject to the Yankees' warrants during the three months ended March 31, 2002 as a result of their anti-dilutive provisions. The fair value of the warrant was estimated on the date of grant using the intrinsic method of option-pricing. Accordingly, consulting expense of $86,963 was recognized during the three months ended December 31, 2001.

     As of May 2001, the Company is obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. On November 15, 2001, 24,788 of the common shares issuable under this agreement were issued.

     In connection with a settlement agreement (See note 6), the Company will issue Strategica 1,030,495 shares of its common stock. As March 31, 2002, these settlement shares had not been issued. In connection with the settlement shares, the Company recorded settlement expense of $30,915 or $.03 per share, which represents the fair market value of the common shares issuable as of the date of the agreement. These shares are included in common shares issuable at March 31, 2002.

     On May 14, 2002, our Company's board of directors adopted a certificate of designation for 1,000,000 shares of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the "Certificate of Designation"). A copy of the Certificate of Designation is filed as an exhibit to this report and is incorporated herein by reference in accordance with Commission Rule 12b-23. Subject to the effectiveness of the Certificate of Amendment authorizing such preferred stock, the Certificate of Designation designates 1,000,000 shares as "Class A Non-Voting, Convertible Preferred Stock" (the "Preferred Stock"). The holder of shares of the Preferred Stock will be entitled to all dividends declared by the board of directors at a rate per share 100 times that paid per share of common stock, and will be entitled to convert each share of Preferred Stock for 100 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule 144) is less than 5% of our Company's outstanding common stock so that the holder will not be deemed to have "control" within the meaning of Commission Rule 405. The Certificate of Designation further provides: (1) for liquidation rights that treat one share of Preferred Stock as if it were 100 shares of common stock in the event of the liquidation, dissolution or winding up of our Company; (2) that the Preferred Stock will have no voting rights; and (3) that no holder of Preferred Stock may serve as an officer or director of our Company, or serve in any capacity with our Company that would render such person a "control person" within the meaning of the Securities Act or the Exchange Act.

     On May 14, 2002, and subject to the effectiveness of the certificate of Amendment and the Certificate of Designation, our Company entered into an "Exchange Agreement" with the Calvo Family Spendthrift Trust ("CFST"), whereby the CFST will exchange all of its shares of our Company's common stock which it holds in excess of one share less than 5% of our Company's outstanding common stock (currently 20,000,000) for shares of our Company's non-voting Preferred Stock (as discussed in the preceding paragraph). The exchange will be effected in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act and Section 517.061(6) of the Florida Securities and Investor Protection Act. Pursuant to the Exchange Agreement, the CFST will exchange 2,756,251 of the 3,756,250 shares of common stock it currently holds for 27,563 shares of the non-voting Preferred Stock. The Exchange Agreement is filed as an exhibit to this report and is incorporated herein by reference in accordance with Commission Rule 12b-23.

Item 3.  Defaults Upon Senior Securities

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 10, 2002, our Company held its Annual Meeting of Stockholders (the "Annual Meeting") in Boca Raton, Florida, pursuant to the notice provided in the Definitive Schedule 14C filed with the Commission on April 11, 2002, and mailed to all stockholders of record on April 12, 2002. At the Annual Meeting, after a quorum was validly established, the shareholders took the following actions: (1) ratified the reactivation of our Company's corporate charter; (2) elected the following seven directors: Anthony Q. Joffe; Edward C. Dmytryk; Vanessa H. Lindsey; Charles J. Champion; Robert S. Gigliotti; Lawrence Van Etten; and G. Richard Chamberlin; (3) ratified the appointment of Salberg & Company, P.A. as our Company's independent accountants; (4) approved a written compensation plan for directors; (5) approved a non-qualified stock option and stock incentive plan for use in compensating officers and employees of our Company during 2002;

(6) ratified a series of amendments to our Company's certificate of incorporation (a copy of the Certificate of Amendment being filed as an exhibit to this report and incorporated herein by reference in accordance with Commission Rule 12b-23): (a) limiting and clarifying our Company's purposes; (b) increasing our authorized common stock from 20,000,000 shares to 650,000,000 shares, with a par value of $0.01 per share; (c) authorizing 10,000,000 additional shares as preferred stock, with a par value of $0.001, and with all the preferences and characteristics to be determined by the board of directors on a case-by-case basis prior to issuance and subject to the requirements of Sections 103, 151 and 102 (4) of Delaware's General Corporation Law; (d) authorizing the board of directors, without further shareholders approval, to amend the certificate of incorporation from time to time for specified purposes;
(e) establishing the required quorum for future stockholders meetings at one-third of the shares entitled to vote; (f) adopting traditional Delaware corporate provisions relating to compromise and arrangement; and (g) providing for the automatic expiration of the term of any director who fails to maintain a certain level of attendance at regular or special meetings of the board and of any board committee on which the member sits; (7) ratified an additional amendment to the certificate of incorporation, effecting a reverse split of our Company's common stock on the basis of between 1 share for every 5 shares held and 1 share for every 20 shares held, with a resulting par value per share of between $0.05 and $0.20, to be filed by the board at a time the board deems most appropriate to the needs of our Company and authorizing the board to abandon the amendment at any time before it becomes effective; and (8) approved a series of shareholders proposals offered at the Annual Meeting: (a) authorizing the board to acquire one or more businesses during the next 4 fiscal quarters; (b) authorizing the board during the next 4 fiscal quarters to dispose of any investments and subsidiaries our Company may have; (c) authorizing the board to finalize settlements with our Company's creditors, restructure any settlements to date, and to negotiate to obtain any funds required to carry out such settlements; (d) ratifying and confirming all settlements that have been negotiated with creditors, and authorizing the board to finalize currently contemplated settlements; (e) authorizing the board to adopt an insider trading policy for our Company; (f) authorizing the board to change our Company's domicile to one in which it is easier for the stockholders to amend our Company's corporate charter without prior approval by the board; and (g) authorizing the board to appoint a select committee to recommend a change in the name of the corporation, which the board may adopt without further shareholder approval. The shareholders also approved an amendment to Article I, Section 6
(a) of our Company's by-laws, setting the required quorum for shareholders meetings at no less than one-third of the shares entitled to vote at the meeting, to make the by-laws consistent with the newly-adopted Certificate of Amendment.

Item 5.  Other Information

     On April 8, 2002, the Florida Public Service Commission (the "PSC") issued our Company Certificate No. 8047, authorizing us to provide Alternative Local Exchange Telecommunications ("ALEC") services in the State of Florida. Under Florida law, the basic local telecommunications services provided by an ALEC must include access to operator services, "911" services, and relay services for the hearing impaired. The PSC issued a final consummating order on May 6, 2002.

     On May 10, 2002, our Company signed a renewal of our agreement with BellSouth Telecommunications, Inc. ("BellSouth"). When signed by BellSouth, the agreement will be for a term of three (3) years (with any renewal thereof to be negotiated at least six to nine months in advance of expiration), and will authorize our Company to resell BellSouth retail telecommunications services and products in Florida, as well as in eight other states provided we receive the necessary regulatory permits and licenses to operate in those states (Alabama, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee). BellSouth's services will be made available to our Company, according to a schedule of discounts that vary from state to state as set forth in the agreement, for resale by our Company to end users. The BellSouth services available to our Company for resale include all of the telecommunications services BellSouth makes available pursuant to its "General Subscriber Services Tariff" and "Private Line Services Tariff," unless any exclusions apply in a given state, and include business and residential service as well as mobile services (where not excluded). After it is fully executed, a copy of the agreement will be filed as an exhibit to a subsequent report.

     On May 10, 2002, our Company's board of directors met and took the following actions: (a) elected Anthony Q. Joffe as President and Chief Executive Officer; Vanessa H. Lindsey as Vice President, Secretary and Chief
Administrative Officer; Adam Wasserman as Chief Financial Officer and Controller; and Kevin W. Dornan, Esq. as General Counsel; (b) appointed the following directors to committees of the board: Anthony Joffe and Vanessa Lindsey to the Executive Committee; independent directors Charles Champion and Robert Gigliotti to the Audit Committee; and outside directors Lawrence Van Etten, G. Richard Chamberlin, and Bob Gigliotti to the 2002 Stock Option Plan Committee; (c) adopted an insider trading policy for all employees and independent contractors of our Company, a copy of which is filed as an exhibit to this report and is incorporated herein by reference in accordance with Commission Rule 12b-23, warning all such persons of the illegality of "insider trading" and "tipping" and requiring them to maintain any material, nonpublic information they may be privy to as confidential in accordance with regulation FD, Section 243.100(b)(2)(ii), and to refrain from trading in our Company's securities while in possession of any such information until it has been made public; and (d) entered into an agreement with Yankees, our Company's strategic consultant, to control the use of material nonpublic information (the "Nonpublic Information Agreement"). A copy of the Nonpublic Information Agreement is filed as an exhibit to this report, is incorporated herein by reference in accordance with Commission Rule 12b-23, and is designed to ensure that our Company and Yankees are in continuing full compliance with Regulation FD. Our Company has agreed to provide Yankees with prompt written notice whenever it provides Yankees with material nonpublic information, and Yankees agrees to maintain such information in confidentiality pursuant to Regulation FD, Section 243.100
(b)(2)(ii), for at least forty-eight hours and to refrain from trading in our Company's securities, until such information has been made public through our Company's issuance of a press release or an appropriate filing with the Commission. This agreement is intended to supplement, and not replace, our Company's and Yankees' existing obligations under federal and state securities laws.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ende d September 30, 2001, except for the follow exhibits:

    3.7        Certificate of Amendment to Certificate of Incorporation

    3.8        Certificate of Designation

    10.41      Amended engagement agreement with Kevin W. Dornan

    10.42      Engagement agreement with Adam Wasserman

    10.43      Settlement agreement with Duetsche Financial Services Corporation

    10.44 Agreement to Control Use of Material Inside Information, between the Company and Yankees, dated May 10, 2002.

    10.45      Policy on Insider Trading

    10.46 Exchange Agreement with the Calvo Family Family Spendthrift Trust, dated May 15, 2002.

    10.47      Settlement Agreement with Arent Fox.

(b)      Reports on Form 8-K

     Our Company filed a current report on Form 8-K on January 15. 2002, which in Items 5, we reported a settlement agreement with Strategica and a Convertible Debenture between the Company and The Yankee Companies, LLC.

SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  COLMENA CORP.
Dated:  May 15, 2002             By:  /s/ Anthony Q. Joffe /s/
                                          Anthony Q. Joffe, President,
                                          Chief Executive Officer and Director

Dated:  May 15, 2002             By:  /s/ Adam Wasserman
                                          Adam Wasserman
                                          Chief Financial Officer and Controller