Form 10QSB
period 2002-06-30
COLMENA CORP
filed 2002-08-14
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal quarter ended: June 30, 2002
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

                                            Yes   X                    No ____
                                                  --

APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On August 13, 2002, the issuer had outstanding 25,084,131 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2002

                                      INDEX

                                                                       Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet (Unaudited)
       As of June 30, 2002..............................................  3
Statements of Operations (Unaudited)
       For the Three and Nine Months Ended June 30, 2002................  4
Statements of Cash Flows (Unaudited)
       For the Nine Months Ended June 30, 2002..........................  5

Condensed Notes to Financial Statements.................................  6-11

Item 2 - Management's Discussion and Analysis and Plan of
         Operation......................................................  10-15


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................  15

Item 2 - Changes in Securities and Use of Proceeds......................  16

Item 3 - Default Upon Senior Securities.................................  17

Item 4 - Submission of Matters to a Vote of Security Holders............. 17

Item 5 - Other Information............................................... 18

Item 6 - Exhibits and Reports on Form 8-K................................ 19

Signatures............................................................... 20

                                  COLMENA CORP.
                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)



                                     ASSETS

      Total Assets                                                                 $ -
                                                                                   ===


                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Convertible Bond Payable                                                       $ 40,000
    Accounts Payable and Accrued Expenses                                           117,825
    Loans Payable - Related Party                                                   162,153
    Loan Payable                                                                     80,633
    Due to Related Party                                                            126,972
                                                                                   -------

        Total Current Liabilities                                                   527,583
                                                                                    -------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($.01 Par Value; 10,000,000 Share Authorized ;
        No Shares Issued and Outstanding)                                                 -
    Convertible Preferred Stock ($.01 Par Value; 1,000,000 Share Authorized ;
        27,563 Shares Issued and Outstanding)                                            28
    Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
        24,874,317 Shares Issued and Outstanding)                                   248,743
    Common Stock Issuable, $.01 Par Value (11,820,712 Shares)                       120,421
    Additional Paid-in Capital                                                   17,545,555
    Accumulated Deficit                                                         (18,442,330)
                                                                                ------------

        Total Stockholders' Deficit                                                (527,583)
                                                                                 -----------

        Total Liabilities and Stockholders' Deficit                                     $ -
                                                                                 ===========


                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Three Months                        For the Nine Months
                                                Ended June 30,      Ended June 30,
                                                ----------------------------------------------------------------------------
                                                  2002                 2001                 2002                2001
                                                -------------------- ------------------------------------  -----------------

REVENUES                                        $    -              $    -              $    -              $   -
                                                ------                ----                 ----               ---

OPERATING EXPENSES:
    Compensation Expense                        66,124              25,878              170,368             25,878
    Consulting                                       -             459,333              146,963            548,133
    Professional and Legal Fees                  5,589               8,274               22,891             18,959
    Selling, General and Administrative         13,705                 366               20,746              3,237
                                                -------                ----              -------             -----

        Total Operating Expenses                85,418             493,851              360,968            596,207
                                                -------            --------             --------           -------

LOSS FROM OPERATIONS                           (85,418)           (493,851)            (360,968)          (596,207)
                                               --------           ---------            ----------         ---------


OTHER INCOME (EXPENSES):
    Settlement Income                          344,108                   -              338,287                  -
    Gain on Agreement Rescission                30,000                   -               30,000                  -
    Interest Expense, net                       (3,389)            (12,000)             (31,671)           (45,000)
                                               -------            --------              ---------           ---------

TOTAL OTHER INCOME (EXPENSES)                  370,719              (12,000)            336,616             (45,000)
                                               --------             --------            --------            --------

NET INCOME (LOSS)                            $ 285,301           $ (505,851)           $ (24,352)        $ (641,207)
                                              ==========          ===========           ==========        ===========


BASIC AND DILUTED:
      Net Income (Loss) Per Common Share:    $ 0.01              $ (0.03)             $ (0.00)           $ (0.04)
                                             =======             ========             ========           ========

      Weighted Common Shares Outstanding     35,169,371          16,487,074           33,015,687         16,063,864
                                             ===========         ===========          ===========        ==========

                                 COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               For the Nine Months Ended June 30,
                                                                                           ----------------------------------------
                                                                                                  2002                   2001
                                                                                           --------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                                    $ (24,352)            $ (641,207)
    Adjustments to Reconcile Net Loss  To Net Cash Used in Operations

           Stock Based Compensation                                                                 16,301                 15,000
           Stock Options and Warrants Issued to Consultants and Directors                           97,023                473,133
           Settlement (Income) Expense                                                            (333,193)                15,000

           Increase in:
              Accounts Payable and Accrued Expenses                                                114,274                 55,879
                                                                                                  --------                ------

Net Cash Flows Used in Operating Activities                                                       (129,947)               (82,195)
                                                                                                  ---------               --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                                    105,962                      -
    Due to Related Party                                                                            23,963                 80,139
                                                                                                   -------                ------

Net Cash Flows Provided by Financing Activities                                                    129,925                 80,139
                                                                                                   --------                ------

Net Decrease in Cash                                                                                  (22)                (2,056)

Cash - Beginning of Period                                                                             22                  2,078
                                                                                                       ---                 -----

Cash - End of Period                                                                            $       -             $       22
                                                                                                   ========                ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                                     $       -             $        -
                                                                                                   ========                 ======
   Income Taxes                                                                                 $       -             $        -
                                                                                                   ========                 ======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable - Related Party Reclassified to Convertible Bond                               $   40,000            $        -
                                                                                                   ========                 ======
    Issuance of Common Stock for Settlement of Debt                                             $  130,966            $        -
                                                                                                   ========                 ======

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

These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2001 and notes thereto contained in the Report on Form 10-KSB, as amended, of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending September 30, 2002.

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

                                  COLMENA CORP.
                         NOTES TO FINANICIAL STATEMENTS


NOTE 2 - CONSULTING AGREEMENT

Consulting Agreement between Our Company and Yankees

As consideration for the first 200 hours of services provided (valued at $20,000), the Company agreed to issue to Yankees options (designated as the
Class A Options and generically referred to hereinafter as "consultant warrants") to purchase shares of the Company's common stock at an aggregate exercise price of $40,000. The amount of underlying shares was to be equal to 51% of the Company's common stock at such time as exercise was completed. At the date of the consulting agreement, 8,066,326 shares of common stock would have been issuable, had the consultant warrants been exercised in full on such date. Any increase or decrease in the outstanding or reserved shares would result in a corresponding adjustment of the consultant warrants' quantity and exercise price per share. The consultant warrants were originally exercisable from the 10th day until the 365th day following the effective date of a registration statement to have been filed with the Commission, registering the shares to be issued.

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

On January 4, 2001, an additional amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees, and changed the discounts as noted in item (a)(ii) above to a discount of 10% from the lowest price at which such securities are offered to any other person, if issuable as free trading securities, or a discount of 50% if issuable as restricted securities, and it eliminated the 5% introduction fee. During the quarter ended June 30, 2002, Yankees and the Company confirmed that they had mutually agreed to terminate the Agreement effective December 31, 2001. In connection with this amendment, the Company recorded a gain from the agreement rescission of $30,000 during the quarter ended June 30, 2002.

                                  COLMENA CORP.
                         NOTES TO FINANICIAL STATEMENTS



NOTE 3 - BONDS PAYABLE

On December 31, 2001 (the `exchange date'), the Company issued a Class A, Series A, Convertible Bond (the "Class A Bond") to The Yankee Companies LLC ("Yankees LLC") in exchange for the warrant discussed in Note 2 and a series of matured and past-due promissory notes held by Yankees LLC. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and essentially consolidated the warrant and promissory notes into the Class A Bond. Originally, the Class A Bond had a principal amount of $80,000. The Class A Bond has a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of the Company's assets, and may be subdivided, at the holders' option, into two or more separate obligations in the principal amount of at least $10, 000 each. The Class A Bond is convertible, at the holders' option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by the holders' will be equal to 75% of the Company's outstanding and reserved capital stock at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date the holders have converted $40,000 in principal of the Class A Bond into approximately 40% of the Company's common stock. At the exchange date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio will be considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants was based. On May 31, 2002, the bond was assigned by Yankees LLC to the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust in equal shares.

NOTE 4 - LOANS PAYABLE - RELATED PARTIES

On September 24, 2001, the Company entered into a $150,000 revolving credit agreement with Yankees, Inc. Each loan under the agreement will be due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The line of credit was cancelled on December 31, 2001. A new revolving credit agreement was entered into with Yankee Companies, LLC containing terms identical to the agreement with Yankees, Inc. The revolving credit agreement expires in January 2004, subject to automatic annual renewal, and is secured by all of the Company's assets. As of June 30, 2002, the Company entered into several loans under these credit agreements. Additional borrowing under the revolving credit agreements aggregated $39,444 during the quarter ended June 30, 2002. At June 30, 2002, the total outstanding principal balance was $137,732. The notes have been assigned to the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust in equal amounts.

                                  COLMENA CORP.
                         NOTES TO FINANICIAL STATEMENTS


NOTE 4 - LOANS PAYABLE - RELATED PARTIES (Continued)

On March 28, 2002, the Company borrowed an aggregate of $24,000 from related parties. Each promissory note is due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The loans are secured by the Company's assets. As of June 30, 2002, the Company entered into two loan agreements with an aggregate outstanding principal balance of $24,000.

NOTE 5 - LOAN PAYABLE

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000 as of the filing of this report, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Additionally, the Company issued 2,500,000 common shares in connection with this settlement (see Note 6). The settlement agreement requires accelerated payments if the quarterly cash flow exceeds $7500.00


NOTE 6 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED

In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 3,091,485 shares of common stock became subject to the Class A Bonds during the nine months ended June 30, 2002 as a result of their anti-dilutive provisions. The fair value of the option was estimated on the date of grant using the intrinsic method of option-pricing. Accordingly, consulting expense of $86,963 was recognized during the nine months ended June 30, 2002. Since Yankees previously paid for 50% of these shares, the Company included 1,545,742 shares in common stock issuable as of June 30, 2002.

As of May 2001, the Company became obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. On November 15, 2001, 24,788 of the shares issuable under this agreement were issued. On June 13, 2002, the remaining 175,212 shares were issued.

                                  COLMENA CORP.
                         NOTES TO FINANICIAL STATEMENTS


NOTE 6 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED (Continued)

On December 31, 2001, the Company's board of directors determined that it was in the best interests of the Company to enter into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively). In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998, and subject to the effectiveness of a sufficient increase in capitalization by the Company's stockholders, the Company issued Strategica 1,030,495 shares of its common stock, which will represent 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares"). The Strategica Shares have anti-dilution rights tied proportionately only to the Class A Bond held by the Yankee Companies, LLC (or any successor instrument thereto) upon complete conversion of the Class A Bond. The Class A Bond, in the principal amount of $80,000 plus accrued interest, gives Yankees the right to acquire up to 75% of the Company's authorized and reserved common stock (the "Yankees Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Shares are reduced below 75%, and in direct proportion thereto. The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Class A Bond and the payment of specified liabilities of the Company, the Strategica Shares will not be diluted below 2.5% of the Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter. On June 13, 2002, the Company issued the Strategica Shares. In connection with the settlement shares, the Company recorded settlement expense of $30,915 or $.03 per share during the nine months ended June 30, 2002 which represents the fair market value of the common shares issuable as of the date of the agreement.

On March 6, 2002, the Company entered into a settlement agreement with a vendor and paid $2,750 in full settlement of debt. In connection with this settlement, the Company recorded settlement income of $25,094 during the nine months ended June 30, 2002.

On May 13, 2002, the Company settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). Prime Source had sued GE for, among other things, $80,000 on a stop-payment check, and GE has asserted a contingent third-party claim against our Company for that amount. In addition, Prime Source had asserted a direct claim against the Company, alleging good sold and failure to pay a promissory note for $85,606, plus interest since November 30, 1998 and attorney's fees. Prime Source and GE settled their primary claim, and so the contingent third-party claim against our Company was dismissed. In addition, the Company settled its direct dispute with Prime Source. In exchange for a general release, the Company issued Prime Source 1,000,000 shares of restricted common stock, to be held is escrow pending the receipt of a signed general release from Prime Source. In connection with this settlement, the Company recorded settlement income of $20,606.

                                  COLMENA CORP.
                         NOTES TO FINANICIAL STATEMENTS



NOTE 6 - COMMON STOCK TRANSACTIONS AND STOCK OPTIONS AND WARRANTS GRANTED (Continued)

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche") (See Note 5). In June 2002, Deutsche received 2,500,000 shares of restricted common stock, these shares were valued at a fair market value of $0.035 per share. In connection with the settlement agreement the Company recorded settlement income of $323,502 for the nine months ended June 30, 2002.

On May 10, 2002, the stockholders approved a change in the authorized shares of the Company to authorize 650,000,000 common shares at $0.01 par value and 10,000,000 preferred shares at $0.001 par value. On May 30, 2002, the Company filed a Certificate of Designation (the "Designation") with the State of Delaware to designate 1,000,000 Class A Non-Voting, Convertible Preferred Shares ("Class A Shares"). The Class A Shares may receive dividends as declared by the Board of Directors. Each Class A Share is convertible into 100 common shares except that such conversion is limited such that the holder may only hold less than 5% of the common stock of the Company. The conversion rate will be adjusted if any recapitalization of the Company occurs, as defined in the Designation. The holder of Class A Shares may not be an officer or director of the Company.

On June 18, 2002, a  stockholder  exchanged  2,756,251  common shares for 27,563
Class A Non-Voting, Convertible Preferred Shares, which is an amount equal to 1/100th the number of shares of Preferred Stock as the number of shares of Common Stock exchanged. The purpose of the exchange was to reduce the stockholders common stock holdings so that stockholder will not be considered a control person under item 403(d) of Regulation SB. The exchange was transacted at the fair market value so that there was no gain or loss on the transaction.

The Company issued 2,924,861 common shares for debt of $130,965 related to accrued compensation.

During June 2002, the Company issued 221,500 shares of common stock to directors for services rendered. In connection with these shares, the Company recorded compensation expense of $16,301. As of June 30, 2002, the shares had not been issued. The shares are included in common stock issuable at June 30, 2002.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Other than the recently initiated consulting activities, the Company has no other day-to-day business operations, has recurring losses, and had a working capital deficiency of $527,583 and an accumulated deficit of $18,442,330 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                                  COLMENA CORP.
                         NOTES TO FINANICIAL STATEMENTS


NOTE 8 - EMPLOYMENT AGREEMENTS

In July 2002, the Company engaged its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended.

Effective May 9, 2002, the Company entered into an agreement with 7 individuals (the "Directors") pursuant to which they will serve as Corporate Directors. The agreement is for a term of one year. As consideration for the Director's services, the members of the Company's board of directors will each receive 10,000 shares per month of the Company's Common Stock plus 5,000 additional shares for service on the audit and executive committee, 2,500 shares for each additional committee of the board of directors on which they serve, 2,000 additional shares for service on the audit or executive committee of the board of directors on which they serve as chair, and 1,000 additional shares for each committee of the board of directors on which they serve as chair plus shares for attending meetings.

As a material subsequent event, effective July 1, 2002, the Company amended its engagement agreement with Kevin W. Dornan, Esquire, who will henceforth serve as the Company's part-time securities counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (which is currently 50%, based on the number of Yankee clients for whom he is providing legal services) of (1) his current base salary of $700 per week in cash and (2) $400 per week in Common Stock. The equity portion is paid at the end of the month, and is paid by equivalent amount of the Company's common stock calculated by using closing transaction price for the month then ended.

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

In January 1999, our Company's board of directors signed a consulting agreement with Yankees, calling for Yankees to provide our Company with working capital and assistance in development and implementation of new strategic plans. Yankees assisted our Company in identifying persons with claims and potential claims against our Company and in negotiating with them to amicably resolve such claims. As indicated above (Note 2), this agreement has been terminated.

PLAN OF OPERATIONS

Almost all claims and potential claims against our Company and our Company's divested subsidiaries identified by Yankees and amounting to approximately
$644,000 have been amicably resolved through the issuance of approximately 6,475,000 shares of common stock through June 2002. Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided. As of August 13, 2002 we have identified the following claims on which we have pending offers of settlement:

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

Except for recently initiated consulting activities, our Company currently has no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission and our efforts to become an active reseller of BellSouth telecommunications services, as discussed more fully in Item 5.

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

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

Our Company reported net losses for the nine months ended June 30, 2002 of $(24,352) and net loss for the nine months ended June 30, 2001 of $(641,207). This translates to a per-share loss of $(0.00) for the nine months ended June 30, 2002 and a per share loss of $(0.04) for the nine months ended June 30, 2001.

Our Company had no revenues for the nine months ended June 30, 2002 and 2001, respectively. Operating expenses decreased to $360,968 for the nine months ended June 30, 2002 as compared to $596,207 for the nine months ended June 30, 2001. The decrease was due to decreased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees to Yankees, which aggregated $176,963 and $533,133 for the nine months ended June 30, 2002 and 2001, respectively. Also, effective December 31, 2001, we cancelled our consulting agreement with Yankees.

Professional fees were $22,891 for the nine months ended June 30, 2002 as compared to $18,959 for the nine months ended June 30, 2001, and compensation expense increased to $153,694 for the nine months ended June 30, 2002 as compared $25,878 for the nine months ended June 30, 2001. The increase was due to increased director and officer activities related to the restructuring of the Company.

During the nine months ended June 30, 2002, we recorded settlement income of $338,287 consisting of $33,665 settlement expense in connection with the cash payments and the issuance of common shares offset by settlement income of $371,952.

For the nine months ended June 30, 2002, we recorded a gain of $30,000 related to the cancellation of our consulting agreement with Yankees.

No additional meaningful comparisons can be made for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, our Company had limited cash on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees, LLC.

At June 30, 2002, our Company had a stockholders' deficit of approximately $527,583. Our Company's future operations and growth are dependent on our ability, with the assistance of Yankees, LLC, to raise capital for expansion and to implement our strategic plan.

On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000 as of the filing of this report, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche also received 2,500,000 shares of restricted common stock.

Net cash used in operations was $(129,947) for the nine months ended June 30, 2002 as compared to $(82,195) for the nine months ended June 30, 2001. The difference is primarily due to the increase in accounts payable and accrued expenses offset by settlement income. Net cash provided by financing activities for the nine months ended June 30, 2002 was $129,925 as compared to net cash provided by financing activities of $80,139 for the nine months ended June 30, 2001. The difference was attributable to the increase in funding from a related party.

We currently have no material commitments for capital expenditures. Other than advances received from Yankees LLC, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

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

Going Concern

The accompanying financial statements have been prepared assuming that the our Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $129,947 for the nine months ended June 30, 2002, had a working capital deficiency of $527,583 and an accumulated deficit of $18,442,330 at June 30, 2002. These conditions raise substantial doubt about our Company's ability to continue as a going concern.

Our Company is taking steps to address this situation, however. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for a ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations, or locate a merger/acquisition candidate. In the meantime, management will continue to rely on loans from Yankees LLC to fund operations until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. No assurances can be provided, however, that such alternative sources will ever generate income or that Yankees will continue to provide loans.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche has received an initial payment of $20,000 as of the filing of this report, and is to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche also received 2,500,000 shares of restricted common stock. A copy of the settlement agreement was filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended March 31, 2002 and is incorporated herein by reference in accordance with Commission Rule 12b-23.

     On May 13, 2002, our Company also settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). Prime Source had sued GE for, among other things, $80,000 on a stop-payment check, and GE has asserted a contingent third-party claim against our Company for that amount. In addition, Prime Source had asserted a direct claim against our Company, alleging good sold and failure to pay a promissory note for $85,605.07, plus interest since November 30, 1998 and attorney's fees. Prime Source and GE settled their primary claim, and so the contingent third-party claim against our Company was dismissed. In addition, our Company settled its direct dispute with Prime Source. In exchange for a general release, our Company issued Prime Source 1,000,000 shares of restricted common stock, to be held in escrow pending the receipt of a signed General Release from Prime Source.

Item 2.  Changes in Securities

     In connection with the consulting agreement between the Company and Yankees as discussed in note 2 above, an additional 3,091,485 shares of common stock became subject to the Class A Bonds during the three months ended March 31, 2002 as a result of their anti-dilutive provisions. The fair value of the Shares was estimated on the date of grant using the intrinsic method of option-pricing. Accordingly, consulting expense of $86,963 was recognized during the three months ended December 31, 2001.

     As of May 2001, our Company became obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. On November 15, 2001, 24,788 of the shares issuable under this agreement were issued. On June 13, 2002, the remaining 175,212 shares were issued.

     On June 13, 2002, in connection with a settlement agreement, the Company issued a prior consultant to the Company 1,030,495 shares of its common stock. In connection with the settlement shares, the Company recorded settlement expense of $30,915 or $.03 per share during the nine months ended June 30, 2002, which represents the fair market value of the common shares issuable as of the date of the agreement.

     On May 14, 2002, our Company's board of directors adopted a certificate of designation for 1,000,000 shares of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the "Certificate of Designation"). A copy of the Certificate of Designation was filed as an exhibit to the Company's 10-QSB report for the quarter ended March 31, 2002 and is incorporated herein by reference in accordance with Commission Rule 12b-23. Subject to the effectiveness of the Certificate of Amendment authorizing such preferred stock, the Certificate of Designation designates 1,000,000 shares as "Class A Non-Voting, Convertible Preferred Stock" (the "Preferred Stock"). The holder of shares of the Preferred Stock will be entitled to all dividends declared by the board of directors at a rate per share 100 times that paid per share of common stock, and will be entitled to convert each share of Preferred Stock for 100 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule 144) is less than 5% of our Company's outstanding common stock so that the holder will not be deemed to have "control" within the meaning of Commission Rule 405. The Certificate of Designation further provides:
(1) for liquidation rights that treat one share of Preferred Stock as if it were 100 shares of common stock in the event of the liquidation, dissolution or winding up of our Company; (2) that the Preferred Stock will have no voting rights; and (3) that no holder of Preferred Stock may serve as an officer or director of our Company, or serve in any capacity with our Company that would render such person a "control person" within the meaning of the Securities Act or the Exchange Act.

     On May 13, 2002, our Company settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). In exchange for a general release, our Company issued Prime Source 1,000,000 shares of restricted common stock, to be held is escrow pending the receipt of a signed general release from Prime Source. In connection with this settlement, the Company recorded settlement income of $20,606.

     On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche") (See Note 5). In June 2002, Deutsche received 2,500,000 shares of restricted common stock, these shares were valued at a fair market value of $0.035 per share.

     On May 14, 2002, our Company entered into an "Exchange Agreement" with the Calvo Family Spendthrift Trust ("CFST"), whereby the CFST exchanged all of its shares of our Company's common stock which it holds in excess of one share less than 5% of our Company's outstanding common stock for shares of our Company's non-voting Preferred Stock (as discussed in the preceding paragraph). The exchange was effected in reliance on the exemption from registration provided by
Section 3(a)(9) of the Securities Act and Section 517.061(6) of the Florida Securities and Investor Protection Act. Pursuant to the Exchange Agreement, the CFST exchanged 2,756,251 of the 3,756,250 shares of common stock it currently holds for 27,563 shares of the non-voting Preferred Stock. The Exchange Agreement is incorporated herein by reference in accordance with Commission Rule 12b-23.

     Our Company issued 2,924,861 common shares for debt of $130,965 related to accrued compensation.

     During June 2002, our Company issued 221,500 shares of common stock to directors for services rendered. In connection with these shares, our Company recorded compensation expense of $16,301. As of June 30, 2002, the shares had not been issued. The shares are included in common stock issuable at June 30, 2002.

Item 3.  Defaults Upon Senior Securities

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 10, 2002, our Company held its Annual Meeting of Stockholders (the "Annual Meeting") in Boca Raton, Florida, pursuant to the notice provided in the Definitive Schedule 14C filed with the Commission on April 11, 2002, and mailed to all stockholders of record on April 12, 2002. At the Annual Meeting, after a quorum was validly established, the shareholders took the following actions: (1) ratified the reactivation of our Company's corporate charter; (2) elected the following seven directors: Anthony Q. Joffe; Edward C. Dmytryk; Vanessa H. Lindsey; Charles J. Champion; Robert S. Gigliotti; Lawrence Van Etten; and G. Richard Chamberlin; (3) ratified the appointment of Salberg & Company, P.A. as our Company's independent accountants; (4) approved a written compensation plan for directors; (5) approved a non-qualified stock option and stock incentive plan for use in compensating officers and employees of our Company during 2002;
(6) ratified a series of amendments to our Company's certificate of incorporation (a copy of the Certificate of Amendment was filed as an exhibit to the Company's Report on Form 10-QSB for the quarter ended March 31, 2002 and incorporated herein by reference in accordance with Commission Rule 12b-23): (a) limiting and clarifying our Company's purposes; (b) increasing our authorized common stock from 20,000,000 shares to 650,000,000 shares, with a par value of $0.01 per share; (c) authorizing 10,000,000 additional shares as preferred stock, with a par value of $0.001, and with all the preferences and characteristics to be determined by the board of directors on a case-by-case basis prior to issuance and subject to the requirements of Sections 103, 151 and 102 (4) of Delaware's General Corporation Law; (d) authorizing the board of directors, without further shareholders approval, to amend the certificate of incorporation from time to time for specified purposes; (e) establishing the required quorum for future stockholders meetings at one-third of the shares entitled to vote; (f) adopting traditional Delaware corporate provisions relating to compromise and arrangement; and (g) providing for the automatic expiration of the term of any director who fails to maintain a certain level of attendance at regular or special meetings of the board and of any board committee on which the member sits; (7) ratified an additional amendment to the certificate of incorporation, effecting a reverse split of our Company's common stock on the basis of between 1 share for every 5 shares held and 1 share for every 20 shares held, with a resulting par value per share of between $0.05 and $0.20, to be filed by the board at a time the board deems most appropriate to the needs of our Company and authorizing the board to abandon the amendment at any time before it becomes effective; and (8) approved a series of shareholders proposals offered at the Annual Meeting: (a) authorizing the board to acquire one or more businesses during the next 4 fiscal quarters; (b) authorizing the board during the next 4 fiscal quarters to dispose of any investments and subsidiaries our Company may have; (c) authorizing the board to finalize settlements with our Company's creditors, restructure any settlements to date, and to negotiate to obtain any funds required to carry out such settlements; (d) ratifying and confirming all settlements that have been negotiated with creditors, and authorizing the board to finalize currently contemplated settlements; (e) authorizing the board to adopt an insider trading policy for our Company; (f) authorizing the board to change our Company's domicile to one in which it is easier for the stockholders to amend our Company's corporate charter without prior approval by the board; and (g) authorizing the board to appoint a select committee to recommend a change in the name of the corporation, which the board may adopt without further shareholder approval. The shareholders also approved an amendment to Article I, Section 6 (a) of our Company's by-laws, setting the required quorum for shareholders meetings at no less than one-third of the shares entitled to vote at the meeting, to make the by-laws consistent with the newly-adopted Certificate of Amendment.

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

     On May 10, 2002, our Company signed a renewal of our agreement with BellSouth Telecommunications, Inc. ("BellSouth"). The agreement is for a term of three (3) years (with any renewal thereof to be negotiated at least six to nine months in advance of expiration), and authorizes our Company to resell BellSouth retail telecommunications services and products in Florida, as well as in eight other states provided we receive the necessary regulatory permits and licenses to operate in those states (Alabama, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee). BellSouth's services will be made available to our Company, according to a schedule of discounts that vary from state to state as set forth in the agreement, for resale by our Company to end users. The BellSouth services available to our Company for resale include all of the telecommunications services BellSouth makes available pursuant to its "General Subscriber Services Tariff" and "Private Line Services Tariff," unless any exclusions apply in a given state, and include business and residential service as well as mobile services (where not excluded).

     On May 10, 2002, our Company's board of directors met and took the following actions: (a) elected Anthony Q. Joffe as President and Chief Executive Officer; Vanessa H. Lindsey as Vice President, Secretary and Chief
Administrative Officer; Adam Wasserman as Chief Financial Officer and Controller; and Kevin W. Dornan, Esq. as General Counsel; (b) appointed the following directors to committees of the board: Anthony Joffe and Vanessa Lindsey to the Executive Committee; independent directors Charles Champion and Robert Gigliotti to the Audit Committee; and outside directors Lawrence Van Etten, G. Richard Chamberlin, and Bob Gigliotti to the 2002 Stock Option Plan Committee; (c) adopted an insider trading policy for all employees and independent contractors of our Company, a copy of which was filed as an exhibit to the Company's Report on Form 10-QSB for the quarter ended March 31, 2002 and is incorporated herein by reference in accordance with Commission Rule 12b-23, warning all such persons of the illegality of "insider trading" and "tipping" and requiring them to maintain any material, nonpublic information they may be privy to as confidential in accordance with regulation FD, Section 243.100(b)(2)(ii), and to refrain from trading in our Company's securities while in possession of any such information until it has been made public; and (d) entered into an agreement with Yankees, our Company's former strategic consultant, to control the use of material nonpublic information (the "Nonpublic Information Agreement"). A copy of the Nonpublic Information Agreement was filed as an exhibit to the Company's Report of Form 10-QSB for the quarter ended March 31, 2002 and is incorporated herein by reference in accordance with Commission Rule 12b-23, and is designed to ensure that our Company and Yankees are in continuing full compliance with Regulation FD. Our Company has agreed to provide Yankees with prompt written notice whenever it provides Yankees with material nonpublic information, and Yankees agrees to maintain such information in confidentiality pursuant to Regulation FD, Section 243.100 (b)(2)(ii), for at least forty-eight hours and to refrain from trading in our Company's securities, until such information has been made public through our Company's issuance of a press release or an appropriate filing with the Commission. This agreement is intended to supplement, and not replace, our Company's and Yankees' existing obligations under federal and state securities laws.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)      Exhibits and Index of Exhibits

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2001 and Form 10-QSB for the quarter ended March 31, 2002, except for the follow exhibits:

 10.49    Amended Engagement Agreement with Kevin W. Dornan, dated July 1, 2002.

 99.6     Sarbanes-Oxley CEO Certification

 99.7     Sarbanes-Oxley CFO Certification

   (b)      Reports on Form 8-K

     Our Company filed a current report on Form 8-K on June 28, 2002, in which in Item 5, we reported the issuance of common shares in connection with settlement agreements and debt conversions and the exchange of common shares for preferred shares.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.

Dated:  August 14, 2002               By:  /s/ Anthony Q. Joffe
                                      Anthony Q. Joffe, President,
                                      Chief Executive Officer and Director

Dated:  August 14, 2002               By:  /s/ Adam Wasserman
                                      Adam Wasserman
                                      Chief Financial Officer and Controller