Form 10KSB
period 2002-09-30
COLMENA CORP
filed 2003-01-10
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
              Annual report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934, as amended
                  For the fiscal year ended September 30, 2002

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

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (September 30, 2002) have been filed. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

     State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended September 30, 2002)

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $428,835 based on a last transaction price of $0.03 as of December 30, 2002, there being 14,294,502 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 104,931,558 shares of common stock, as of December 30, 2002.

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

                                Table of Contents

Part        Item       Page
Number      Number     Number     Caption

I            1          3         Description of Business
             2          8         Description of Property
             3          8         Legal Proceedings
             4          8         Submission of Matters to a Vote of Security
                                  Holders

II           5          9         Market for Common Equity and Related
                                  Stockholder Matters
             6          19         Management's Discussion and Analysis or Plan
                                  of Operations
             7          23        Financial Statements
             8          46        Changes In and Disagreements With Accountants
                                  on Accounting and Financial Disclosure

III          9          46        Directors, Executive Officers, Promoters and
                                  Control Persons; Compliance With Section 16(a)
                                  of the Exchange Act
             10         50        Executive Compensation
             11         54        Security Ownership of Certain Beneficial
                                  Owners and Management and Related Stockholder
                                  Matters
             12         56        Certain Relationships and Related Transactions
             13         57        Exhibits and Reports on Form 8-K

Signatures              59

Certifications

Additional Information   60

Exhibits                  61

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

     Pursuant to Rule 12b-23 and General Instruction E.2.(a), the information called for by Item 1 is incorporated by reference from the corresponding Item in our Company's annual report to security holders on Form 10-KSB/A-2 filed with the Commission on March 27, 2002, which is filed as an exhibit hereto as required by Item 601(b)(13)of Regulation S-B, and is supplemented as follows:

     The consulting agreement with Yankees was terminated as of December 31, 2001. Accrued consulting fees amounted to $120,000, for which there was a promissory note. The note was assigned by Yankees in equal parts to the Tucker Family Spendthrift Trust (the "TFST") and the Calvo Family Spendthrift Trust (the "CFST") for moneys owed by Yankees to the trusts. As a material subsequent event, the debt owed by our Company has been converted. See below "Conversion of Debt."

     The Class A Bonds were assigned by Yankees to the TFST and the CFST in equal parts, entitling each trust to acquire up to an equivalent of 37.5% of the common stock of our Company. As a material subsequent event, the Bonds have now been converted. See below "Conversion of Debt."

     On March 6, 2002, our Company settled the claim of Arent, Fox, et. al. The claim was for $27,844 in past due legal fees and was settled for $2,750 in exchange for a general release of all claims.

     On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for

$331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000 and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche also received 2,500,000 shares of restricted common stock. Our Company is currently in arrears in the amount of $3,750 (one and one-half months), but expects to be current in its payments within the next 90 days.

     On May 13, 2002, our Company also settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). Prime Source had sued GE for, among other things, $80,000 on a stop- payment check, and GE has asserted a contingent third-party claim against our Company for that amount. In addition, Prime Source had asserted a direct claim against our Company, alleging goods sold and failure to pay a promissory note for $85,605.07, plus interest since November 30, 1998 and attorney's fees. Prime Source and GE settled their primary claim, and so the contingent third-party claim against our Company was dismissed. In addition, our Company settled its direct dispute with Prime Source. In exchange for a general release, our Company issued Prime Source 1,000,000 shares of restricted common stock (held in escrow pending receipt of the signed release), and the parties dismissed all claims against each other with prejudice, each party to bear its own costs and fees.

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

         As material subsequent events:

CONVERSION OF DEBT

     On December 18, 2002, at the request of our Company, the TFST and the CFST, the holders of all of our Company's Class A Bonds, converted the bonds into shares of our Company's common stock (which the CFST immediately converted into shares of non-voting preferred stock pursuant to a conversion agreement between our Company and the CFST), and on December 23, 2002, converted all of their unrelated loans made to our Company into shares of its common stock, at $0.01 per share. The request was made in light of the proposed Bernstein Project described below, in order to drastically reduce the number of shares that the Class A bondholders would have received, had they waited to exercise their bonds until after they converted their loans to the Company into common stock and shares of common stock were issued for the Bernstein Project. As a result of the sequence and timing of such conversion, our Company converted the Bonds and issued approximately 104,039,954 shares of its common stock (of which 52,019,977 shares were immediately converted by the CFST into 520,200 shares of non-voting preferred stock), a substantially smaller number of shares than would otherwise have been required, and issued 19,381,549 shares of common stock and 193,815 shares of preferred stock for loans and accrued consulting fees of $387,630.98 (based on a contemporaneous market price of $0.01 per share), thereby eliminating a majority of its debts. See also Part II, Item 5 "Recent Sales Unregistered Securities."

     In consideration for the TFST's and CFST's agreement to effect their debt conversion in the manner requested by the Company, the Company granted them best price and anti-dilutive rights, which would be triggered in the event the Company issued shares at less than $0.01 per share within the next 24 months.

PRIVATE PLACEMENT

     In order to fund short term capital requirements, on or about January 7, 2003, our Company concluded a private placement of 2,750,000 shares of its common stock to directors of our company, their families and friends, at $0.01 per share, which provided up to $27,500 in working capital. The private placement was effected without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof. Because the private placement concluded as this report was due to be filed, the final calculations cannot be included in this report and none of the shares included in this report issued are included in the total number of outstanding shares.

THE BERNSTEIN PROJECT

     Our Company is negotiating with Paul Bernstein and Sandra P. Bernstein, his wife (the "Bernsteins"), for the acquisition and development on a turn-key basis, of a publishing, television and website business. While definitive agreements have not been executed, the Company has taken a number of preliminary steps in anticipation of the transaction, including organization of a new wholly owned subsidiary, Fitness & Longevity USA, Inc., a Florida corporation ("F&L"), entry into agreements with its Class A Bondholders and major creditors for conversion of all such debt to equity (see disclosure above); and the preparation of an equity compensation plan for use by F&L to be filed with the Commission on Form S-8 in the event the proposed transaction with the Bernsteins is effected.

     As currently contemplated, our Company and F&L would enter into a series of agreements with the Bernsteins for the development and operation, on a turn-key basis, of a publishing, television and website business, including a series of independent contracts with them and other persons they require in order to complete the projects described below; and an asset purchase agreement pursuant to which F&L would acquire from the Bernsteins all rights to ALIVE Fitness & Anti-Aging Digest, a proposed quarterly compendium of information on health, fitness, and anti-aging medicine for the age groups popularly referred to as "Boomers" and "Seniors"; all materials pertaining to www.alivedigest.com, the Internet presence of the magazine including e-commerce; and the Fit & Famous TV Talk Show, an interview show to be hosted by Mr. Bernstein, whose trade name is Mr. Physical Fitness, USA(TM), and by his wife Sandra.

     As currently contemplated, the acquisition would be effected in exchange for 200,000,000 shares of our Company's common stock (the "Bernstein Shares"), subject to forfeiture if the Bernstein's fail to raise $500,000 in capital through a private placement of Colmena common stock during the three months following the closing on the asset purchase agreement, most of which would be used by F&L; and, in the event that projections for the project were not met, as follows:

     Within 30 days of the end of the first calendar quarter following the closing on the asset purchase agreement, our Company would have the right, in its sole and unfettered discretion, to declare the Bernstein Shares forfeited in full, if it deemed that the Bernsteins had failed to demonstrate the viability of the F&L project to our Company's full and complete satisfaction.

     At the end of fifteen (15) months (the first calendar quarter referenced immediately above plus one year) following the closing on the asset purchase agreement, our Company would have the right, in its sole and unfettered discretion, to declare the Bernstein Shares completely forfeited if the F&L project has not attained any of the projected $2.5 million in revenues, with $1 million in net, pre-tax profits (as certified by an independent audit performed in accordance with GAAP); otherwise, the Bernstein Shares would be forfeited in part, in an amount equal to the percentage by which the F&L project failed to attain such net, pre-tax profits anticipated in the F&L projections for that period.

     In the event that all of the Bernstein Shares were forfeited, the Bernsteins would have the right to acquire the F&L project from our Company at a price equal to the aggregate of all sums invested by our Company in the F&L project (including but not limited to amounts expended under any independent contractor agreements) plus 10% interest per annum, payment of the re-purchase price to be effected 25% in cash at the time of exercise of the repurchase right, and the balance in twelve equal monthly installments payable on or before the end of each month following the exercise of the repurchase rights. Until expiration of the forfeiture provisions applicable to the Bernstein Shares, they would be held in escrow by our Company's counsel.

     In addition, it is anticipated that our Company would agree to pay the Bernsteins and the group of independent contractors they assembled $30,000 in shares of our Company's common stock registered on Commission Form S-8 and issued under the plan described above for their services during the first calendar quarter following execution of the asset purchase agreement pertaining to the F&L project.

     No assurances can be provided that the proposed transaction will be effected or, if effected, that the actual terms will not vary materially from those described above. If the transaction is effected, the Company will provide detailed information in a report on Commission Form 8-K.

F&L

     Assuming conclusion of the proposed transaction with the Bernsteins as currently contemplated, F&L would:

* Publish ALIVE Fitness & Anti-Aging Digest to be distributed on a quarterly basis throughout the United States and Canada; would create and maintain a website with e-commerce capabilities called "alivedigest.com"; and would produce a weekly television talk show called "Fit & Famous". Mr. Bernstein, who registered the trade name Mr. Physical Fitness, USA(TM), created and developed the concepts which he and his wife would assign to F&L and which they would agree to operate for F&L on an independent contractor basis for a period of at least five years. The first issue of the quarterly digest has already been completed and is essentially ready to go to press at this time. A second issue, including the cover, is in the process of being completed. Each issue contains an informative compendium of articles available on health and fitness issues, scientific research reports and medical briefs on the latest techniques, innovations and breakthroughs to combat the effects of aging, and the most recent developments in the cosmetic industry to make both men and women look and feel more youthful longer. Each issue will also contain an editorial page written by ALIVE's publisher, Paul Bernstein, Mr. Physical Fitness, USA(TM), as well as articles written by other experts in the fields of diet and nutrition, fashion, alternative medicine, and lifestyle issues. The magazines are high gloss, with "diamond bright" pages, contemporary in look and appeal, and express the bold, creative direction the magazine will be taking as the new century unfolds. Quality art content is the constant goal. The magazines are designed to be entertaining, newsworthy, thought- provoking, and appealing to the ever-growing number of health, fitness and anti-aging enthusiasts, age 35 and above, because today more and more people are becoming aware of the fact that aging combined with ill health and exorbitant medical expenses do not have to go hand in hand.

* Operate ALIVE e-Commerce Graphic Web Site, ALIVE's interactive 3-D web site, designed in-house by Linda Seabourne, webmaster, and Kevin Courtney, graphic artist, which is already available and may be viewed at www.alivedigest.com. This web site incorporates the "interactive product placement" method of advertising, an idea borrowed from the practice used in movies and television for years, making advertising multiple products on a web site possible by placing them directly into an animated 3-dimensional environment. At the web site, readers will find pertinent information on the latest techniques to combat the effects of aging. They will see animated ads that better represent products and that actively involve the readers and increase brand awareness, purchase likelihood and message recall, all of which increase readers' desire to buy the advertised products featured by international companies in the health, fitness, and anti- aging industry (i.e., vitamins and nutritional supplements, clothing and sports equipment, cosmetics, books, etc.). The web site is now being tracked by Intermedia, a web host serving company that provides a program for tracking sales and click-throughs by way of monitoring traffic on the site, visits to other reciprocal sites, and sales made through interactive product placement advertising. Reports can be downloaded and printed on a daily basis if necessary.

* Produce and syndicate the "Fit & Famous" television show, a one hour anti-aging, fitness, beauty, and health television program hosted by Mr. and Mrs. Bernstein. It will feature an in-depth visit with a physically fit personality, a prominent physician with an anti-aging specialty, and a cosmetic section, as well as the latest breakthroughs in the field of anti-aging medicine. Guests will include doctors and research scientists in all the newest medical research fields. Cosmetics have come a long way and are now a science unto themselves. Mrs. Bernstein will discuss the latest and best information in the art of maintaining a more youthful appearance by introducing the best in cosmetics and some of the top cosmetic surgeons and their newest procedures. There will also be on- location visits to some of the top anti-aging resorts and spas. Three of the anti-aging resorts/spas that have already expressed an interest in the television show are The Spa at the Venetian Hotel and Casino in Las Vegas, ReJuvenage in London, and the Grande Hotel in Monte Carlo. Diet and exercise are still the primary ways of looking younger longer. Well-known fit and famous personalities will be asked to demonstrate their secrets for staying fit and looking good, which may include introducing their own dietitian, personal trainer, or any other person who helps them to stay fit.

     In addition to the initial three business segments discussed above, Mr. and Mrs. Bernstein intend to assist F&L to develop a line of private label nutritional supplements under its trademark, as well as to market clothing, cosmetics and other retail items using licenses and other intellectual property rights acquired or developed by F&L.

Biographical Data

     Assuming  conclusion  of  the  proposed   transaction  with  Mr.  and  Mrs.
Bernstein, as currently contemplated, the following persons would become involved with F&L, in the capacities indicated:

Paul Bernstein - F&L's President and Chairman of its board of directors:

     Mr. Bernstein began his career in health and fitness in New York City. For more than 42 years, he has been Mr. Physical Fitness, USA(TM). In 1957, he opened his first health club, World Wide Health Spas, in Beaumont, Texas, the flagship of one of the largest health club chains in the country. During his long career, which spans almost 5 decades, Mr. Bernstein has conducted seminars on health and fitness, written advice columns for TV magazine, and has appeared on TV talk shows about anti-aging medicine, and has had his own TV show in the early 60s. In the 90s he was invited to serve on the President's Council of Fitness and Sports. Because of his experience and title, he was invited to be a Charter Member of the American Academy of Anti-Aging Medicine at its inception almost 12 years ago. Mr. Bernstein has been interviewed by 48 Hours, Prime Time, Texans and TNN 2000, and is accomplished in both publishing and direct marketing.

Sandra Bernstein - F&L's vice president:

     Mrs. Bernstein has had more than one career since leaving the University of Alabama with an advanced degree in Latin American Area Studies. She has served as a translator/interpreter for three international medical congresses, written numerous articles in Spanish and English for Las Americas, National Geographic, and medical briefs for A4M seminars; as well as co-authoring a newspaper advice column. She has done public relations work for two health club chains and has appeared on television talk shows. During the 1990s, Mrs. Bernstein was twice chosen as a Who's Who of Houston woman.

Material Personnel

     The following persons would be retained by F&L at the direction of Mr. and Mrs. Bernstein to assist them in development of the F&L projects. Each would enter into an independent contractor agreement with F&L requiring them to bear all expenses associated with fulfillment of their functions.

Linda Seabourne

     Ms. Seabourne would serve as F&L's webmaster. She was formerly employed by Sprint in their web servicing department. For most of her professional career she has served as an executive assistant. She places the information that is provided to her by the artists and the editor-in-chief on the website, monitors it for changes, and checks the correspondence. She is also constructing the e-commerce mall for anti-aging products. This mall is expected to generate income within the first 60 days based on a 20% commission from any product sales generated by the site. Ms. Seabourne's compensation would initially be $1,750 per month payable in shares of the Company's common stock, registered with the Commission on Form S-8.

Kevin Delaney Courtney

     Mr. Courtney would serve as F&L's graphics artist/production. For the past two and one half years, he has worked for Mr. and Mrs. Bernstein designing their letterhead, advertising, posters and CD covers. He does photo retouching, magazine lay-outs, ad lay-outs, collages, packages, etc. He attended the University of Houston for 2 years. Mr. and Mrs. Bernstein provided him with computer training related to all their projects. Mr. Courtney's compensation would initially be $1,250 per month payable in shares of the Company's common stock, registered with the Commission on Form S-8.

Heidi Rose Powell

     Ms. Powell would serve as a photographer/artist for F&L. She attended Glasselle School of Art for three years, concentrating in photography. She also attended the University of Houston for two years and St. Thomas University for one year. Her work has been used in Zest Magazine, on CD covers, theater posters, various galleries and art shows, and in the proposed F&L magazine. She is the staff photographer and does product photography and special photos for the magazine and web site. Ms. Powell's compensation would initially be $1,000 per month payable in shares of the Company's common stock, registered with the Commission on Form S-8.

Joe Loch

     Mr. Loch currently serves as chief executive officer of JVL Graphics and has more than 25 years experience in the publishing industry. He would be responsible for advertising sales and printing for the magazines. He also secured Kable News as F&L's distributor. Ms. Loch's compensation would initially be $1,000 per month payable in shares of the Company's common stock, registered with the Commission on Form S-8.

     Again, no assurances can be provided that the proposed transaction will be effected or, if effected, that the actual terms will not vary materially from those described above. If the transaction is effected, the Company will provide detailed information in a report on Commission Form 8-K.

ITEM 2.           DESCRIPTION OF PROPERTY.

     Pursuant to Rule 12b-23 and General Instruction E.2.(a), the information called for by Item 2 is incorporated by reference from the corresponding Item in our Company's annual report to security holders on Form 10-KSB/A-2 filed with the Commission on March 27, 2002, which is filed as an exhibit hereto as required by Item 601(b)(13)of Regulation S-B.

ITEM 3.           LEGAL PROCEEDINGS.

     Pursuant to Rule 12b-23 and General Instruction E.2.(a), the information called for by Item 3is incorporated by reference from the corresponding Item in our Company's annual report to security holders on Form 10-KSB/A-2 filed with the Commission on March 27, 2002, which is filed as an exhibit hereto as required by Item 601(b)(13)of Regulation S-B, and is supplemented as follows:

     The legal proceedings involving (1) Deutsche and (2) Prime Source were settled as discussed above in Part 1, Item 1, which discussion is incorporated herein pursuant to Rule 12b-23.


ITEM 4.           SUBMISSION OF MATTERS TO SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

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

     Because of the lack of readily available quotations and the limited trading volume frequently associated with over-the-counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark- down, or commissions, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board and the Electronic Pink Sheets. The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of our Company's common stock for the years ended September 30, 2001 and September 30, 2002.

Year Ended September 30, 2001                                                           High              Low
-----------------------------
                                                                                        Transaction       Transaction
                                                     High              Low              Price             Price
                                                     ----              ---              -----             -----

First Quarter                                        $0.24             $0.03            $0.24             $0.03
Second Quarter                                       $0.10             $0.03            $0.10             $0.05
Third Quarter                                        $0.12             $0.03            $0.12             $0.035
Fourth Quarter                                       $0.20             $0.05            $0.12             $0.06

Year Ended September 30, 2002                                                           High              Low
-----------------------------                                                           ----              -----
                                                                                        Transaction       Transaction
                                                     High              Low              Price             Price
                                                     ----              ---              -----             -----

First Quarter                                        $0.24             $0.03            $0.24             $0.03
Second Quarter                                       $0.10             $0.03            $0.10             $0.05
Third Quarter                                        $0.12             $0.03            $0.12             $0.035
Fourth Quarter                                       $0.10             $0.01            $0.10             $0.01


     As of September 30, 2002, seven NASD member firms were listed as market makers in our Company's common stock:: Schwab Capital Markets LP.; Hill, Thompson Magid, & Co.; M.H. Meyerson & Co.; Knight Securities LP; Wm. V. Frankel & Co., Inc.; Equitrade Securities Corporation and Paragon Capital Markets, Inc. The transfer agent for our Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane; New York, New York 10007.

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

Our Company's Common Stock

     The authorized capital stock of our Company currently consists of 650,000,000 shares of common stock, $.01 par value. As of the close of business on September 30, 2002, our Company had 26,262,533 shares of common stock outstanding and 32,299,436 issuable. As a material subsequent event, as of the close of business on December 30, 2002, our Company had 104,931,558 shares of common stock outstanding and held of record by approximately 768 persons. Of those, approximately 237 were holding such securities pursuant to depository arrangements with the actual beneficial owners (e.g., securities held in street name for their clients by securities brokers and dealers). Consequently, the total number of beneficial owners of more than 5% of our Company's outstanding securities is 2.

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

Amounts of Common Equity Subject to Outstanding Options or Warrants to Purchase, or Securities Convertible Into Common Equity of our Company

Common Stock Purchase Warrants

     As of December 30, 2002, 1,293,000 shares of our Company's common stock were reserved for issuance pursuant to existing obligations, including common stock purchase warrants held by its officers and directors in lieu of cash compensation for their services.

Stock Options

     On November 14, 2001, the board of directors approved a stock option plan for 2002, which was approved by the stockholders at the annual meeting of stockholders held on May 10, 2002. A copy of the plan was filed as an exhibit to our Company's report on Form 10-KSB for year ended September 30, 2001.

         The following table illustrates the plan:


Plan Category                       Number of                 Weighted average          Number of securities
                                    securities to be          exercise price of         remaining available for
                                    issued upon exercise of   outstanding options,      future issuance
                                    outstanding options,      warrants and rights
                                    warrants and rights

Equity compensation plans
approved by security holders                0                          0                5,000,000

Equity compensation plans not
approved by security holders                0                          0                0

Total                                       0                          0                5,000,000



Tabular Information

     As of December 30, 2002, our Company had 82,187,625 shares of its authorized common stock reserved for issuance (excluding the number of shares to be reserved for Yankees warrants and anti-dilutive rights) in conjunction with current obligations to issue additional shares or in the event that currently outstanding options or warrants are exercised. The following table provides summary data concerning such options and warrants:

Designation      Nature of            Exercise or               Number of Shares
or Holder        The Security         Conversion Price          To Be Reserved

(1)              Warrant              $45,140 in total          1,293,000
(2)              (2)                  (2)                       5,000,000
(3)              (3)                  (3)                       74,157,800
(4)              (4)                  (4)                       1,736,874
------

(1) Represents the shares issuable to members of our Company's board of directors.

(2) Represents the shares authorized pursuant to our Company's 2002 stock option plan, as disclosed above.

(3) On May 14, 2002, our Company entered into an "Exchange Agreement" with the Calvo Family Spendthrift Trust ("CFST"), whereby the CFST exchanged all of its shares of our Company's common stock which it held in excess of one share less than 5% of our Company's outstanding common stock for shares of our Company's non-voting Preferred Stock. The exchange was effected in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act and Section 517.061(6) of the Florida Securities and Investor Protection Act. Pursuant to the Exchange Agreement, the CFST exchanged 2,756,251 of the 3,756,250 shares of common stock it held for 27,563 shares of non-voting Preferred Stock. In addition, on December 18, 2002, upon conversion of its bond and other debt owed, the CFST exchanged 71,401,526 shares of common stock for 714,015 shares of non-voting Preferred Stock.

(4) Represents the shares issuable to members of our Company's board of directors and officers, pursuant to the terms of their agreements.

Amounts of Common Equity That Could Be Sold Pursuant to Rule 144 under the Securities Act

Reporting Period

     As of September 30, 2002, 26,262,533 shares of our Company's common stock were outstanding and 32,299,436 issuable, of which:

         *        4,038,793 are recognized as free trading by our Company;

         * 22,223,740 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the shares that our Company has instructed its transfer agent to treat as restricted:

         * 20,000,000 were issued prior to September 30, 2001, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to the greater of 1% of the total outstanding common stock, or the average weekly trading volume during the four-week period preceding the sale;

         * 9,436,120 were issued to persons that do not appear to be affiliates of our Company prior to September 30, 2000, and consequently may be sold by holders that have not been affiliates of our Company for a period of at least 90 days, under the more liberal provisions of Rule 144(k), which dispense with the volume, public information and manner of sale conditions.

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

Amount of Common Equity That Our Company Has Agreed to Register Under the Securities Act for Sale by Security Holders

     Our Company has not agreed to register any of its common stock, except in conjunction with the 2002 stock option plan and its obligations to include the common stock purchase warrants for its officers and directors, the Yankees
Shares, and the Strategica Shares in registration statements that it may otherwise file (commonly referred to as "piggyback" rights).

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

Recent Sales of Unregistered Securities

During The Three Year Period Preceding Reporting Date

     During the three year period ended September 30, 2002, our Company issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table.

Common Stock:

                  Amount of                                   Total                          Registration
                  Securities                                Offering          Total          Exemption
Date              Sold       Subscriber                   Consideration     Discounts        Relied on
----              -----      ----------                   -------------     ---------        ---------
2000:
January 14        34,000     Jack Levine                        (4)             None             (1)
March 17          677,087    Oppenheimer Wolff & Donnelly       (5)             None             (1)
May 11            136,147    Larry Van Etten                    (6)             None             (1)

May 31            533,333    Troy D. Wiseman                    (7)             None             (1)
September 7       200,000    Bell Entertainment                 (8)             None             (1)
September 19      2,000,000  The Yankee Companies               (3)             (3)              (2)
November 8        100,000    Patrick V. Graham                  (9)             None             (1)

2001:
May 31            1,844,444  SBV Holdings, Inc.                 (10)            None             (2)
June 30           21,055     Edward C. Dmytryk                  (11)            None             (2)
June 30           56,818     Kevin W. Dornan                    (12)            None             (2)
June 30           21,018     Vanessa H. Lindsey                 (13)            None             (2)
July 31           70,000     Edward C. Dmytryk                  (11)            None             (2)
July 31           31,250     Kevin W. Dornan                    (12)            None             (2)
July 31           58,360     Vanessa H. Lindsey                 (13)            None             (2)
November 15       24,788     Anthony Q. Joffe                   (14)            None             (2)

2002:
June 13           36,904     Adam Wasserman                     (15)            None             (2)
June 13           991,962    Edward C. Dmytryk                  (11)            None             (2)
June 13           175,212    Anthony Q. Joffe                   (14)            None             (2)






June 13           1,022,978  Vanessa H. Lindsey                 (13)            None             (2)
June 13           873,017    Kevin W. Dornan                    (12)            None             (2)
June 13           2,500,000  Deutsche Financial Services        (16)            None             (2)
June 13           1,000,000  Prime Source Leasing               (17)            None             (2)
June 13           1,039,045  Strategica Services Corp.          (18)            None             (2)
August 6          53,147     Vanessa H. Lindsey                 (13)            None             (2)
August 6          28,571     Kevin W. Dornan                    (12)            None             (2)
August 6          28,906     Adam Wasserman                     (15)            None             (2)
August 6          100,000    Anthony Q. Joffe                   (14)            None             (2)
August 21         52,547     Vanessa H. Lindsey                 (13)            None             (2)
August 21         8,333      Kevin W. Dornan                    (12)            None             (2)
August 21         11,111     Adam Wasserman                     (15)            None             (2)
August 21         50,000     Anthony Q. Joffe                   (14)            None             (2)
August 21         39,500     Lawrence R. Van Etten              (19)            None             (2)
August 21         51,500     Charles J. Champion                (19)            None             (2)
August 21         53,000     G. Richard Chamberlin              (19)            None             (2)
August 21         39,500     Edward C. Dmytryk                  (19)            None             (2)
August 21         47,000     Vanessa H. Lindsey                 (19)            None             (2)
August 21         53,000     Anthony Q. Joffe                   (19)            None             (2)
August 21         54,500     Robert S. Gigliotti                (19)            None             (2)
August 29         70,000     Charles J. Champion                (20)            None             (2)
August 29         55,058     Charles J. Champion                (20)            None             (2)
September 4       74,567     Vanessa H. Lindsey                 (13)            None             (2)
September 4       13,333     Kevin W. Dornan                    (12)            None             (2)
September 4       16,667     Adam Wasserman                     (15)            None             (2)
September 4       50,000     Anthony Q. Joffe                   (14)            None             (2)
September 4       15,500     Vanessa H. Lindsey                 (19)            None             (2)
September 4       17,500     Anthony Q. Joffe                   (19)            None             (2)
September 4       18,000     Robert Gigliotti                   (19)            None             (2)
September 4       13,000     Lawrence R. Van Etten              (19)            None             (2)
September 4       17,000     Charles J. Champion                (19)            None             (2)
September 4       17,500     G. Richard Chamberlin              (19)            None             (2)
September 4       10,500     Edward C. Dmytryk                  (19)            None             (2)

     As a material subsequent event, as of the date of this report, our Company issued the following shares:

Common Stock:

                  Amount of                                   Total                              Registration
                  Securities                                 Offering          Total            Exemption
Date              Sold         Subscriber                  Consideration     Discounts        Relied on
----              -----        ----------                  -------------     ---------        ---------
2002:
October 9         15,500     Lindsey Family Spendthrift Trust   (19)            None             (2)
October 9         17,500     Anthony Q. Joffe                   (19)            None             (2)
October 9         21,500     Robert Gigliotti                   (19)            None             (2)
October 9         13,000     Lawrence R. Van Etten              (19)            None             (2)
October 9         17,500     Charles J. Champion                (19)            None             (2)
October 9         20,000     G. Richard Chamberlin              (19)            None             (2)
October 9         10,500     Edward C. Dmytryk                  (19)            None             (2)
October 9         120,571    Lindsey Family Spendthrift Trust   (13)            None             (2)
October 9         23,143     Kevin W. Dornan                    (12)            None             (2)
October 9         28,571     Adam Wasserman                     (15)            None             (2)
October 9         50,000     Anthony Q. Joffe                   (14)            None             (2)
November 19       15,500     Lindsey Family Spendthrift Trust   (19)            None             (2)
November 19       17,500     Anthony Q. Joffe                   (19)            None             (2)






November 19       21,500     Robert Gigliotti                   (19)            None             (2)
November 19       13,000     Lawrence R. Van Etten              (19)            None             (2)
November 19       17,500     Charles J. Champion                (19)            None             (2)
November 19       20,000     G. Richard Chamberlin              (19)            None             (2)
November 19       10,500     Edward C. Dmytryk                  (19)            None             (2)
November 19       226,350    Lindsey Family Spendthrift Trust   (13)            None             (2)
November 19       47,500     Kevin W. Dornan                    (12)            None             (2)
November 19       50,000     Adam Wasserman                     (15)            None             (2)
November 19       50,000     Anthony Q. Joffe                   (14)            None             (2)
December 6        15,500     Lindsey Family Spendthrift Trust   (19)            None             (2)
December 6        17,500     Anthony Q. Joffe                   (19)            None             (2)
December 6        21,500     Robert Gigliotti                   (19)            None             (2)
December 6        13,000     Lawrence R. Van Etten              (19)            None             (2)
December 6        17,000     Charles J. Champion                (19)            None             (2)
December 6        20,000     G. Richard Chamberlin              (19)            None             (2)
December 6        10,500     Edward C. Dmytryk                  (19)            None             (2)
December 6        153,200    Lindsey Family Spendthrift Trust   (13)            None             (2)
December 6        70,000     Kevin W. Dornan                    (12)            None             (2)
December 6        100,000    Adam Wasserman                     (15)            None             (2)
December 6        50,000     Anthony Q. Joffe                   (14)            None             (2)
December 23       52,019,977 Tucker Family Spenthrift Trust     (21)            None             (2)
December 23       6,289,449  Strategica Services Corporation    (22)            None             (2)
December 24       19,381,549 Tucker Family Spendthrift Trust    (23)            None             (2)
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

(3) Issued pursuant to Yankees' then-current right to acquire up to 75% of our Company's outstanding and reserved common stock measured immediately following exercise, in consideration for an aggregate price of $80,000, such shares of stock being a portion of the consideration granted to Yankees under its consulting agreement with our Company in exchange for Yankees' agreement to forego hourly and document licensing fees for a period of approximately two years; see below "Part III: Item 11, Security Ownership of Certain Beneficial Owners and Management;" and, "Part III,
     Item 12, Certain Relationships and Related Transactions."

(4) Terms of settlement for unpaid invoices totaling $2,550 for legal services provided to our Company in 1998.

(5) Terms of settlement for unpaid invoices totaling $50,782 for legal services provided to our Company from May 29, 1998 to November 11, 1998.

(6) Terms of settlement for unpaid wages and out-of-pocket expenses totaling $18,153 for services during 1998 as president of one of our Company's former subsidiaries.

(7) Terms of settlement for balance due ($51,000) on a defaulted promissory note by one of our Company's former subsidiaries.

(8) Compensation to Bell Entertainment for its services in assisting our Company to prepare its report on Form 10- KSB for year ended September 30, 1998.

(9) Issued pursuant to the settlement agreement approved by the court in the case of Patrick Graham vs. Five Star Cigar, Inc. and others, including
     Colmena Corp., case no. 99-121194, Circuit Court for Broward County, Florida, involving a defaulted promissory note in the amount of $40,000.

(10) On May 31, 2001, our Company entered into a settlement agreement with SBV. Our Company issued 1,844,444 shares of its common stock to SBV to settle a defaulted promissory note in the amount of $100,000 plus accrued interest of $38,333.

(11) Shares issued for his services as president and chief executive officer of our Company from May 2001 to May 2002, pursuant to the terms of his employment agreement as discussed below at Part III, Item 10, Executive Compensation. The shares were accrued for 10 months pending shareholder approval in May 2002 of an increase in capitalization.

(12) Shares issued for his services as counsel of our Company, pursuant to the terms of his employment agreement as discussed below at Part III, Item 10, Executive Compensation. The shares were accrued for 10 months pending shareholder approval in May 2002 of an increase in capitalization.

(13) Shares issued for Vanessa H. Lindsey services as vice president and secretary of our Company, pursuant to the terms of her employment agreement as discussed below at Part III, Item 10, Executive Compensation. The shares were accrued for 10 months pending shareholder approval in May 2002 of an increase in capitalization.

(14) Shares issued for his services as president of our Company, pursuant to the terms of his employment agreements as discussed below at Part III, Item 10, Executive Compensation.

(15) Shares issued for his services as chief financial officer and controller of our Company, pursuant to the terms of his employment agreement as discussed below at Part III, Item 10, Executive Compensation.

(16) Shares issued to settle a claim against our Company, as discussed in Part I, Item 1.

(17) Shares issued to settle a claim against our Company, as discussed in Part I, Item 1.

(18) Shares issued to settle a claim against our Company, as discussed in Part I, Item 1.

(19) Shares issued for monthly services as a board member and a board committee chair or member.

(20) Shares issued upon exercise of warrants held by Mr. Champion.

(21) Shares issued upon  conversion  of the Class A Bond, as discussed  above in
     Part 1, Item 1.

(22) These shares were issued pursuant to the anti-dilutive provisions contained in the December 31, 2001 Settlement Agreement with Strategica, a copy of which was filed with our Company's report on Form 10-KSB for the year ending September 30, 2001.

(23) Shares issued upon  conversion of loans, as discussed above in Part 1, Item
     1.


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

PLAN OF OPERATIONS

     Almost all claims and potential claims against our Company and our Company's divested subsidiaries identified by Yankees and amounting to approximately $644,000 have been amicably resolved through the issuance of approximately 6,475,000 shares of common stock through September 2002. Our Company is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided. As of December 20, 2002 we have identified the following claims on which we have pending offers of settlement:

                                Basis for         Amount            Compromise
Claimant                        Claim             of Claim          Offered
Diners Club                      (1)            $  14,206.            (1)
Federal Express                  (2)            $   7,299.            (2)
---------
(1) On March 14, 2001, the circuit court for Palm Beach County, Florida entered a final judgement in favor of Citicorp Diners Club in the amount of $14,206 for expenses incurred by Madhu Sethi, a former officer of one of our Company's former subsidiaries. Our Company has offered $1,400 to settle this claim.

(2) Overnight shipping costs incurred in 1998. Our Company has offered $750 to settle this claim.

     Except for recently initiated consulting activities and seeking new business opportunities, our Company currently has no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission and our efforts to become an active reseller of BellSouth telecommunications services, as discussed more fully in Item 1.

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

YEAR ENED SEPTEMBER 30, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001

     Our Company reported net income for the year ended September 30, 2002 of $105,624 and a net loss for the year ended September 30, 2001 of $(912,917). This translates to per-share income of $(0.00) for the year ended September 30, 2002 and a per share loss of $(0.03) for the year ended September 30, 2001.

     Our Company had no revenues for the year ended September 30, 2002 and 2001, respectively.

     Operating expenses decreased to $182,596 for the year ended September 30, 2002 as compared to $833,062 for the year ended September 2001. The decrease was due to decreased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees to Yankees, which aggregated $(137,846) and $614,142 for the year ended September 30, 2002 and 2001, respectively. Also, effective December 31, 2001, we cancelled our consulting agreement with Yankees.

     Professional fees were $40,991 for the year ended September 30, 2002 as compared to $48,235 for the year ended September 30, 2001 and were primarily attributable fees associated with the Company's SEC filings and the settlement of certain lawsuits and claims.

     Compensation expense increased to $246,457 for the year ended September 30, 2002 as compared to $73,056 for the year ended September 30, 2001. The increase was due to increased director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

     For the year ended September 30, 2002, selling, general and administrative expenses were $32,994 compared to $97,629 for the year ended September 30, 2001. The decrease was attributable to cost-cutting measures and decreased corporate expenses.

     For the year ended September 30, 2002, we recorded settlement income of $295,483 attributable to the settlement of certain lawsuits and claims.

     For the year ended September 30, 2002, we recorded a gain of $30,000 related to the cancellation of our consulting agreement with Yankees.

     For the year ended September 30, 2002, interest expense was $37,263 compared to $64,855 for the year ended September 30, 2001 attributable to the Company's borrowings.

     No additional meaningful comparisons can be made for the year ended September 30, 2002 as compared to the year ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, our Company had limited cash on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees, LLC and its members and principals.

     In order to fund short term capital requirements, on January 7, 2003, our Company concluded a private placement of 2,750,000 shares of its common stock to directors of our company, their families and friends, at $0.01 per share, which provided $27,500 in working capital

     At September 30, 2002, our Company had a stockholders' deficit of $499,736. Our Company's future operations and growth are dependent on our ability, with the assistance of current stockholders, to raise capital for expansion and to implement our strategic plan.

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

     Net cash used in operations was $(199,125) for the year ended September 30, 2002 as compared to $(174,637) for the year ended September 30, 2001. The difference is primarily due to the increase in accounts payable and accrued expenses offset by settlement income and net consulting income from adjustments made under the variable accounting method.

     Net cash provided by financing activities for the year ended September 30, 2002 was $199,220 as compared to net cash provided by financing activities of $172,581 for the year ended September 30, 2001. The difference was attributable to the increase in funding from Yankees and its members.

     We currently have no material commitments for capital expenditures. Other than advances received from stockholders, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on October 1, 2002 did not have a material effect on our financial position, results of operations or liquidity.

     Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on October 1, 2002 did not have a material effect on our results of operations or liquidity.

     Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"

     ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on October 1, 2002 did not have a material effect on our financial position, results of operations or liquidity.

     Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

     Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on our financial position, results of operations or liquidity.

     Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on our financial position, results of operations or liquidity.

GOING CONCERN

     The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Except for recently initiated consulting activities and seeking new business acquisitions, the Company has no other active business operations, has recurring losses, had cash used in operations of $199,125 for the year ended September 30, 2002, had a working capital deficiency of $499,736 and an accumulated deficit of $18,312,354 at September 30, 2002. Additionally, subsequent to year-end and as of the date of the accompanying audit report, the Company is in default of a settlement agreement for non-payment with Duetsche. These conditions raise substantial doubt about our Company's ability to continue as a going concern.

     Our Company is taking steps to address this situation, our Company maintains an agreement as a telephone service reseller with BellSouth, our application for a ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations, or locate a merger/acquisition candidate. In the meantime, management will continue to rely on advances from stockholders to fund operations until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. No assurances can be provided, however, that such alternative sources will ever generate income or that Yankees will continue to provide loans.

Audit Committee Report

     Our Company's Audit Committee (the "Committee") has certified that (1) the Committee has reviewed and discussed with management the audited financial statements for the year ended September 30, 2002; (2) the Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented; (3) the Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountants the independent accountant's independence; and (4) based on the review and discussion referred to in paragraphs (1) through (3) above, the Committee has recommended to our Company's board of directors that the audited financial statements for the year ended September 30, 2002, be included in this report. The members of the Committee are Charles J. Champion, Jr. and Robert S. Gigliotti. A copy of the Audit Committee letter is filed as an exhibit to this report as required by Item 601(b)(13)of Regulation S-B.


ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of our Company for the year ended September 30, 2002, and related statements of operations, stockholder's equity, cash flows for the years ended September 30, 2002 and 2001 and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages numbered @25 through 40.


                                  COLMENA CORP.

                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

                                  Colmena Corp.

                                    Contents


                                                                Page(s)
                                                             --------------
Independent Auditors' Report                                       1

Balance Sheet                                                      2

Statements of Operations                                           3

Statements of Changes in Stockholders' Deficit                     4

Statements of Cash Flows                                           5

Notes to Financial Statements                                      6 - 23

                         Independent Auditors' Report


To the Board of Directors of:
Colmena Corp.

We have audited the accompanying balance sheet of Colmena Corp. as of September 30, 2002 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colmena Corp. as of September 30, 2002 and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, except for recently initiated consulting activities, the Company has no active business operations, has a stockholders' deficiency and working capital deficiency, and as of the date of the audit report has defaulted on a loan due under a settlement agreement. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, FL
December 18, 2002

                                  COLMENA CORP.
                                  BALANCE SHEET
                               September 30, 2002

                                     ASSETS

     Cash
                                                                                    117
                                                                                  -------
      Total Assets

                      LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 117
                                                                                  ========
CURRENT LIABILITIES:
    Convertible Bonds Payable - Related Parties                                   $ 40,000
    Accounts Payable and Accrued Expenses                                           21,432
    Loans Payable - Related Parties                                                365,921
    Loan Payable                                                                    72,500
                                                                                  ---------


        Total Current Liabilities                                                  499,853
STOCKHOLDERS' DEFICIT:                                                            ---------
    Preferred Stock ($.001 Par Value; 10,000,000 Share Authorized ;
        No Shares Issued and Outstanding)                                           -
    Convertible Preferred Stock ($.001 Par Value; 1,000,000 Share Authorized ;
        27,563 Shares Issued and Outstanding)                                           28
    Convertible Preferred Stock Issuable, $.001 Par Value (260,100 Shares)             260
    Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
        26,262,532 Shares Issued and Outstanding)                                  262,625
    Common Stock Issuable, $.01 Par Value (32,299,436 Shares)                      322,994
    Additional Paid-in Capital                                                  17,226,711
    Accumulated Deficit                                                        (18,312,354)

        Total Stockholders' Deficit                                               (499,736)

        Total Liabilities and Stockholders' Deficit                                  $ 117


The accompanying notes are an integral part of these financial statements

                                    Page F25

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS

                                                                                      For the Year
                                                                                   Ended September 30,
                                                                             -------------------------------
                                                                                2002                    2001
REVENUES                                                                 $       -               $       -
                                                                             ----------              ----------

OPERATING EXPENSES:
    Compensation Expense                                                        246,457               73,056
    Consulting                                                                 (137,846)             614,142
    Professional and Legal Fees                                                  40,991               48,235
    Selling, General and Administrative                                          32,994               97,629
                                                                                -------              ----------
 -------                -------

        Total Operating Expenses                                                182,596                833,062
                                                                                -------             ----------

LOSS FROM OPERATIONS                                                           (182,596)              (833,062)
                                                                                --------            ----------

OTHER INCOME (EXPENSES):

    Settlement Income (Expense), net                                            295,483                (15,000)

    Gain on Agreement Rescission                                                 30,000                    -

    Interest Expense, net                                                       (37,263)               (64,855)
                                                                                --------               --------

TOTAL OTHER INCOME (EXPENSES)                                                   288,220                 (79,855)
                                                                                --------                --------
NET INCOME (LOSS)                                                               $105,624              $ (912,917)
                                                                                ==========             ===========
BASIC AND DILUTED:
      Net Income (Loss) Per Common Share - Basic                                 $ 0.00                 $ (0.03)
                                                                                ==========             ===========
      Net Income (Loss) Per Common Share - Diluted                               $ 0.00                 $ (0.03)
                                                                                ==========             ===========
      Weighted Common Shares Outstanding - Basic                                34,191,555             26,505,535
                                                                                ==========             ===========
      Weighted Common Shares Outstanding - Diluted                              117,346,507             26,505,535
                                                                                ===========             ===========

                                    Page F26
The accompanying notes are an integral part of these financial statements

                                  COLMENA CORP.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT For the Years
                        Ended September 30, 2002 and 2001


                                                                                   Preferred Stock
                                                       Common Stock $.001 Par    Issuable          Common Stock $.01 Par
                                                        Shares        Amount   Shares    Amount      Shares          Amount

Balance at September 30, 2000                              -          $ -        -       $ -       15,772,259 -     $ 157,723

Shares issued in connection with settlement                -            -        -         -          100,000           1,000

Common stock issuable as compensation                      -            -

Common stock issued as settlement                          -            -                           1,844,444          18,444

Common stock options  issued to directors

Issuance of common stock to consultats                     -            -        -         -        2,000,000          20,000

Stock Warrants issued under consulting agreement

Common stock issued for accrued compensation               -            -                             258,501           2,585

Common stock issuable pursuant to anti-dilutive rights                           -         -

Net Loss for the year  Ended September 31, 2001            -            -        -         -             -               -
                                                     ---------      ------   -------   -------      ----------       ----------

Balance at September 30, 2001                                   -            -        -         -    19,975,204 -       199,752

Stock Warrants issued under consulting agreement and effect of
       variable accounting method                               -            -        -         -             -               -

Common stock previously issuable as compensation                -            -        -         -       200,000           2,000

Stock issuable pursuant to anti-dilutive rights                 -            -  260,100        260         -                  -

Common stock issued for debt and debt-related settlements       -            -        -         -     6,424,869          64,249

Common stock issued for services                                -            -        -         -     1,263,157          12,632

Common stock issued for non-debt related settlements            -            -        -         -     1,030,495          10,305

Stock Warrants issued to Directors'                             -            -        -         -             -               -

Common stock converted to preferred stock                  27,563           28        -         -    (2,756,251)        (27,563)

Common stock issued upon warrant exercise                       -            -        -         -       125,058           1,250

Net Loss for the year ended September 30, 2002                 -            -        -         -             -             -
                                                               --           --       --        --            --              --


Balance at September 30, 2002                             27,563         $ 28     260,100   $ 260      26,262,532     $ 262,625
                                                          =======        =====   ========  ========   ===========   ============


The accompanying notes are an integral part of these financial statements

                                    Page F27

                                                          Preferred Stock          Additional                            Total
                                                         Issuable                  Paid-in        Accumulated       Stockholders'
                                                        Shares        Amount       Capital         Deficit            Deficit


Balance at September 30, 2000                             8,670,552      $ 86,705   $ 16,538,612   $ (17,505,061)-      $ (722,021)

Shares issued in connection with settlement                   -               -           14,000                             15,000

Common stock issuable as compensation                       200,000         2,000         13,000                             15,000

Common stock issued as settlement                                                        119,889                            138,333

Common stock options  issued to directors                                                  2,881                              2,881

Issuance of common stock to consultats                    (2,000,000)      (20,000)                                           -

Stock Warrants issued under consulting agreement                                         509,142                            509,142

Common stock issued for accrued compensation                                              21,061                             23,646

Common stock issuable pursuant to anti-dilutive rights      3,604,418      36,044        (36,044)                               -

Net Loss for the year  Ended September 31, 2001                -             -            -            (912,917)         (912,917)
                                                         -------------   ----------    -----------     ---------         ---------

Balance at September 30, 2001                             10,474,970       104,749     17,182,541       (18,417,978)-     (930,936)

Stock Warrants issued under consulting agreement

and effect of  variable accounting method                          -             -       (197,846)                -       (197,846)

Common stock previously issuable as compensation           (200,000)       (2,000)             -                  -             -



Stock issuable pursuant to anti-dilutive rights           22,024,466      220,245        (97,701)                 -         122,804

Common stock issued for debt and debt-related settlement        -             -          219,217                  -         283,466

Common stock issued for services                                -             -           68,575                  -          81,207

Common stock issued for non-debt related settlements            -             -           20,610                  -          30,915

Stock Warrants issued to Directors'                             -             -            5,030                  -           5,030

Common stock converted to preferred stock                       -             -           27,535                  -                -

Common stock issued upon warrant exercise                       -             -         (1,250)                   -                -

Net Loss for the year ended September 30, 2002                  -             -            -             105,624             105,624
                                                               --            --             --          --------             -------


Balance at September 30, 2002                              32,299,436     $ 322,994    $ 17,226,711     $ (18,312,354)   $ (499,736)
                                                           ===========    ==========   =============    ==============     =========


The accompanying notes are an integral part of these financial statements

                                    Page F27

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS


                                                                                          For the Year Ended September 30,
                                                                                    -------------------------------------------
                                                                                             2002                  2001
                                                                                    ---------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                     $ 105,624            $ (912,917)
    Adjustments to Reconcile Net Income (Loss) To Net Cash Used in Operations

           Stock Based Compensation                                                         112,123                  -
           Stock Options and Warrants Issued to Consultants, Employees and Directors       (192,816)              550,669
           Stock Based Settlement Expense                                                      -                   15,000
           Settlement Income                                                               (290,389)                 -

           Increase in:
              Accounts Payable and Accrued Expenses                                          66,333               172,611

Net Cash Flows Used in Operating Activities                                                (199,125)             (174,637)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                              24,000                74,726
    Payments on Loan Payable                                                                 (7,500)                 -
    Due to Related Party                                                                    182,720                97,855

Net Cash Flows Provided by Financing Activities                                             199,220               172,581

Net Increase (Decrease) in Cash                                                                  95                (2,056)

Cash - Beginning of Year                                                                         22                 2,078

Cash - End of Year                                                                            $ 117                $ 22

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                                   $ 898                 $ -
   Income Taxes                                                                               $ -                   $ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable - Related Party Reclassified to Convertible Bond                             $ 40,000              $ -

The accompanying notes are an integral part of these financial statements

                                     Page F28


                                  Colmena Corp.
                          Notes to Financial Statements
                               September 30, 2002


Note 1   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Colmena Corp. (the "Company"), a Delaware corporation, was formerly involved in the telecommunications industry and other industries through operating subsidiaries which were sold in fiscal 1999. The Company currently seeks to act as a consultant in the telecommunications industry.

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

(E) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards Number 109, "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Loss per Share

Net income (loss) per common share for the years ended September 30, 2002 and 2001 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized in 2001 since the effect was anti-dilutive due to the net loss.

                                    Page F29

Note 1 Nature of Operations and Summary of Significant Accounting Policies (Continued)

(F) Loss per Share (Continued)

The following table presents a reconciliation of basic and diluted earnings per share for fiscal year 2002:

Net income                                           $          105,624
Adjustment to net income                                              -
                                                       -----------------
Income available to common shares                    $          105,624
                                                       =================
Weighted average shares outstanding - basic                  34,191,555
                                                       =================
EPS - Basic                                          $             -
                                                       =================
Income available to common shares                    $          105,624
                                                       =================

Weighted average shares outstanding - basic                  34,191,555

Effect of dilutive securities:
     Employee Stock options                                      332,091
     Convertible preferred stock                              26,802,883
     Convertible bonds                                        56,019,978
                                                        -----------------
Weighted average shares outstanding - diluted                117,346,507
                                                        =================
EPS - Diluted                                         $             -
                                                        =================

(G) Recent Accounting Pronouncements

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on October 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 on October 1, 2002 did not have a material effect on the Company's results of operations or liquidity.

                                    Page F30

Note 1 Nature of Operations and Summary of Significant Accounting Policies (Continued)

(G) Recent Accounting Pronouncements (Continued)

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on October 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

                                    Page F31

Note 2   Settlement Agreements

On May 30, 2001, a $100,000 promissory note and related accrued interest of $38,333 from an unrelated party was settled for 1,844,444 shares of the Company's common stock. (See Note 7(A))

On December 31, 2001, the Company's board of directors determined that it was in the best interests of the Company to enter into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively). In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998 (the "1998 Services Agreement," discussed more fully below, the Company issued Strategica 1,030,495 shares of its common stock, which represented 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares"). The Strategica Shares have anti-dilution rights tied proportionately only to the class A convertible bond held by the Yankee Companies, LLC members (the "Class A Bond" and "Yankees members," respectively) upon complete conversion of the Class A Bond. The $80,000 Class A Bond, with a remaining principal amount of $40,000 plus accrued interest, gives Yankees members the right to acquire up to 75% of the Company's authorized and reserved common stock (the "Yankees Member Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Members Shares are reduced below 75%, and in direct proportion thereto.

The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Class A Bond and the payment of specified liabilities of the Company, the Strategica Shares will not be diluted below 2.5% of the Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter. Settlement expense of $153,719 was recognized in fiscal year 2002 based on the variable accounting method pursuant to EITF 96-18. The above aggregate settlement expense related to the anti-dilutive provisions of this settlement agreement may increase or decrease under the variable accounting method until such time as the anti-dilutive provision expires and the final shares issued to Strategica is determined. At September 30, 2002, the Company has 6,289,448 shares of common stock issuable relating to the anti-dilutive provisions of the settlement agreement.

On March 6, 2002, the Company entered into a settlement agreement with a vendor and paid $2,750 in full settlement of debt. In connection with this settlement, the Company recorded settlement income of $25,094 on March 6, 2002.

On May 13, 2002, the Company settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). Prime Source had sued GE for, among other things, $80,000 on a stop-payment check, and GE had asserted a contingent third-party claim against our Company for that amount. In addition, Prime Source had asserted a direct claim against the Company, alleging failure to pay a promissory note for $85,606, plus interest since November 30, 1998 and attorney's fees. Prime Source and GE settled their primary claim, and so the contingent third-party claim against our Company was dismissed. In addition, the Company settled its direct dispute with Prime Source. In exchange for a general release, the Company issued Prime Source 1,000,000 shares of restricted common stock, to be held in escrow pending the receipt of a signed general release from Prime Source. These shares are included in the 6,424,869 shares in the statement of Changes in Stockholders' Equity. As of September 30, 2002, the Company had not received the general release. Accordingly, these shares are still being held in escrow. In connection with this settlement, the Company recorded settlement income of $100,606 on May 13, 2002.

                                     Page F32

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000 as of the filing of this report, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Additionally, the Company issued 2,500,000 common shares in connection with this settlement (see Note 6 and Note
8). These shares are included in the 6,424,869 shares in the statement of Changes in Stockholders' Equity. In connection with this settlement agreement, the Company recorded settlement income of $323,502. As of the date of the accompanying audit report, the Company is in default of this settlement agreement for non-payment (see Note 14).

Note 3   Accrued Expenses

Other litigation related amounts totaling $21,300 are included in accrued expenses at September 30, 2002 (see Note 10).

Note 4   Convertible Bonds Payable - Related Parties

On December 31, 2001 (the "Exchange Date"), the Company issued a Class A Convertible Bond to Yankees in exchange for 19,820,712 unexercised warrants and a series of matured and past-due promissory notes held by Yankees. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and essentially consolidated the warrants and promissory notes into the Class A Bond. The Class A Bond is in the principal amount of $80,000 plus interest accrued as of December 31, 2001 (total face value $80,000), and has a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City). The Class A Bond is secured by all of the Company's assets, and may be subdivided, at Yankees' option, into two or more separate obligations in the principal amount of at least $10,000 each.

The Class A Bond is convertible, at Yankees' option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by Yankees shall be equal to 75% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion may be effected in whole or in part, and to date Yankees has converted $40,000 in principal of the Class A Bond into the Company's stock of which 26,009,989 common shares and 260,100 convertible preferred shares remain issuable at September 30, 2002, respectively. At the exchange date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio will be considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants were based. Accordingly, aggregate consulting expense related to the bond and the predecessor warrants was reduced by $197,846 over the 2001 aggregate amount. On May 31, 2002, the bond was assigned by Yankees LLC to the Tucker Family Spendthrift Trust ("TFST") and the Calvo Family Spendthrift Trust ("CFST") in equal shares (See Note 8(A)).

                                    Page F33

Note 5   Loans Payable - Related Parties

On September 24, 2001, the Company entered into a $150,000 revolving credit agreement with Yankee Companies, Inc. Each loan under the agreement will be due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The line of credit was cancelled on December 31, 2001. A new revolving credit agreement was entered into with Yankee Companies, LLC containing terms identical to the agreement with Yankees Companies, Inc. The revolving credit agreement expires in January 2004, subject to automatic annual renewal, and is secured by all of the Company's assets. As of September 30, 2002, the Company entered into several loans under these credit agreements. Borrowings under the revolving credit agreements aggregated $334,314, of which all were assigned to Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust in equal amounts. On March 28, 2002, the Company borrowed an aggregate of $24,000 from Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust (the "Trusts") under the same terms as above. At September 30, 2002, loans payable to the Trusts amounting to $365,921 including accrued interest payable of $7,607 are as follows:

             Date of Notes                     Amount                Due Date
             -------------            -------------------     ------------------
               09/30/01               $            96,190            09/30/02
               12/31/01                            32,430            12/31/02
               03/28/02                            24,000            03/28/03
               03/31/02                             9,668            03/31/03
               06/30/02                            39,444            06/30/03
               06/30/02                             6,664            06/30/03
               09/30/02                           149,918            09/30/03
             Accrued interest                       7,607           on demand
                                      -------------------
             Total                    $           365,921
                                      ===================

Note 6   Loan Payable

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000 as of the filing of this report, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Additionally, the Company issued 2,500,000 common shares in connection with this settlement (see Note 2). As of September 30, 2002, loan payable to Deutsche amounted to $72,500. As of the date of the accompanying audit report, the Company is in default of this settlement agreement for non-payment. Due to the default, all amount due to Deutche Bank have been classified and reflected as a current liability at September 30, 2002

                                    Page F34

Note 7   Commitments and Contingencies

(A) Consulting Agreement with Related Party

Under a consulting agreement with Yankee Companies, Inc. (the "Consultant"), who became a principal stockholder by virtue of the consulting agreements discussed herein, as consideration for the first 200 hours of services provided (in lieu of document license fees and required cash payments valued at $20,000), the Company agreed to issue within the first 365 days of the agreement (the "Initial Term") to the Consultant options designated as Class A options to purchase shares of the Company's common stock at an aggregate exercise price of $40,000, in an amount equal to 51% of the Company's common stock at the time exercise was completed.

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

On January 4, 2000, the Agreement was amended to modify the required payments to the Consultant based on the Consultant's standard hourly rates, by permitting the Consultant to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock; increase the Consultant's ownership after exercise of the warrants to 75% from 51% and the aggregate exercise price to $80,000 from $40,000 and to clarify the Consultant's preferential rights to subscribe for additional securities at a purchase price of 50% of the fair market value. The term of the warrants was extended to the later of December 31, 2002 or the 100th day after the Company registers the stock underlying any unexercised warrants.

On January 4, 2001, an additional amendment changed the consulting fee to $10,000 per month, eliminating hourly and document licensing fees and changed the discounts as noted in item (a)(ii) above to a discount of 10% from the lowest price at which such services are offered to any other person, and eliminated the 5% introduction fee. During the quarter ended June 30, 2002, Yankees and the Company mutually agreed to terminate the Agreement effective December 31, 2001. In connection with this amendment, the Company recorded a gain from the agreement rescission of $30,000 during the quarter ended June 30, 2002.

In connection with the consulting agreement between the Company and Yankees, an additional 3,091,484 shares of common stock became subject to the Yankees' warrants during the year ended September 30, 2002 as a result of their anti-dilutive provisions. Accordingly, consulting expense of $86,963 was recognized during the year ended September 30, 2002. Since Yankees previously paid for 50% of these shares, the Company included 1,545,742 shares in common stock issuable as of September 30, 2002. The consulting agreement was cancelled on December 31, 2001 upon conversion of all the warrants to a convertible bond (see Note 4).

See Note 8(C) for warrant grants and exercise under these agreements.

                                    Page F35

(B) Employment Agreements

Effective May 10, 2002, the Company entered into an employment agreement with an individual (the "President") pursuant to which he is engaged as the Company's president and chief executive officer. The agreement has a initial term of 30 days and then continues on a month-to-month basis until the next election of Company officers by the board of directors or unless terminated earlier. As consideration for the President's services, the President receives 50,000 shares of common stock per month for services rendered. This compensation is paid at the end of each month in shares of the Company's common stock. Compensation expense is recorded monthly and is calculated by using the average closing transaction price of the common stock for the month then ended. See note 8(A) for stock issuances.

Effective June 14, 2001, the Company entered into an employment agreement with its vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Secretary gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Secretary's services, the Company has agreed to compensate her according to the Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000 per month, for time actually devoted to her duties on behalf of the Company. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended.

Effective June 18, 2001, the Company engaged its general counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (based on the number of clients for whom he is providing legal services) of (1) his current base salary of $40,000 per year and (2) $2,500 per month in common stock. The stock portion is paid at the end of each month, and is paid by an equivalent amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended. Effective July 1, 2002, the Company amended its engagement agreement with Kevin W. Dornan, Esquire, who will henceforth serve as the Company's part-time securities counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (which is currently 50%, based on the number of clients for whom he is providing legal services) of (1) his current base salary of $700 per week in cash and (2) $400 per week in common stock. The equity portion is paid at the end of the month, and is paid by equivalent amount of the Company's common stock calculated by using the average closing transaction price for the month then ended.

In July 2002, the Company engaged its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended.

                                    Page F36

(B) Employment Agreements

Effective May 9, 2002, the Company entered into an agreement with 7 individuals (the "Directors") pursuant to which they will serve as Directors. The agreement is for a term of one year. As consideration for the Director's services, the members of the Company's board of directors will each receive 10,000 shares per month of the Company's common stock plus 5,000 additional shares for service on the audit and executive committee, 2,500 shares for each additional committee of the board of directors on which they serve, 2,000 additional shares for service on the audit or executive committee of the board of directors on which they serve as chair, and 1,000 additional shares for each committee of the board of directors on which they serve as chair plus shares for attending meetings.

(C) BellSouth Agreement

In November 1999, the Company entered into a two-year agreement with BellSouth Telecommunications, Inc. to become an alternative local exchange telecommunications company ("CLEC") in stipulated states. The Company has not activated its service and has no obligation under the agreement until usage begins. The agreement's initial term ended November 22, 2001 and then continues from month to month. In May 2002, the Company renewed this agreement until May 2005.

Note 8   Stockholders' Deficit

(A)      Preferred Stock

On May 14, 2002, the Company's board of directors adopted a certificate of designation for 1,000,000 shares of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the "Certificate of Designation"). The Certificate of Designation designated 1,000,000 shares as "Class A Non-Voting, Convertible Preferred Stock" (the "Preferred Stock"). The holder of shares of the Preferred Stock will be entitled to all dividends declared by the board of directors at a rate per share 100 times that paid per share of common stock, and will be entitled to convert each share of Preferred Stock for 100 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule 144) is less than 5% of our Company's outstanding common stock so that the holder will not be deemed to have "control" within the meaning of Commission Rule 405. The Certificate of Designation further provides:
(1) for liquidation rights that treat one share of Preferred Stock as if it were 100 shares of common stock in the event of the liquidation, dissolution or winding up of our Company; (2) that the Preferred Stock will have no voting rights; and (3) that no holder of Preferred Stock may serve as an officer or director of our Company, or serve in any capacity with our Company that would render such person a "control person" within the meaning of the Securities Act or the Exchange Act.

                                    Page F37

(B) Stock Issuances

On June 18, 2002, the CFST exchanged 2,756,251 common shares for 27,563 Class A Non-Voting, Convertible Preferred Shares, which is an amount equal to 1/100th the number of shares of Preferred Stock as the number of shares of common stock exchanged. The purpose of the exchange was to reduce the stockholder's common stock holdings so that stockholder will not be considered a control person under
Item 403(d) of Regulation SB. The exchange was transacted at the fair market value so that there was no gain or loss on the transaction.

On November 8, 2000 (the "Settlement Date"), the Company became obligated to issue 100,000 of its common shares under a court-ordered settlement stipulation to Patrick Graham. The certificate for the shares was issued in February 2001 to settle an obligation of Tio Mariano Cigar Corp., a divested subsidiary of the Company, and any other unknown obligations of the Company. In fiscal 2001, the Company recorded a $15,000 settlement expense based on the trading price of the common stock at the Settlement Date. The expense represents the write-off of the amount due from that subsidiary to settle its obligation.

On May 30, 2001 (the "Settlement Date"), the Company settled a note payable of $100,000 plus accrued interest of $38,333 by issuing 1,844,444 of the Company's common stock to SBV Holdings, a creditor who was also a consultant. Based on the $0.075 trading price of the common stock on the Settlement Date, the Company had no gain or loss on settlement. The settlement also terminated all potential obligations under the consulting agreement. (See Note 2)

As of May 2001, the Company was obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement, which has terminated. On November 15, 2001, 24,788 of the shares issuable under this agreement were issued, with the remaining 175,212 shares issued in June 2002.

In July 2001, 2,000,000 of the then 8,670,552 common shares issuable at September 30, 2000 under the Yankees consultant warrants were issued.

In August 2001, 258,501 common shares were issued in exchange for accrued officer compensation of $23,646 based on an average fair market value of stock as stipulated in the related employment agreements.

During 2002 and 2001, 3,091,484 and 7,208,835 common shares, respectively, became subject to the consultant warrants and subject to anti-dilutive rights related to the convertible bonds payable (Note 4). Of the total 112,039,951 common shares underlying the warrants and convertible bonds payable with an aggregate exercise price of $80,000, 34,009,988 common shares and 260,100 convertible preferred shares were considered as having been issuable based on a $40,000 payment for exercise made through September 30, 2002, of which 8,000,000 common shares and no convertible preferred shares have been issued, leaving 26,009,988 common shares and 260,100 convertible preferred shares issuable as of September 30, 2002. The fair value of the warrants and the anti-dilutive convertible bonds common stock equivalents were estimated on the dates of grant using the variable accounting method pursuant to EITF 96-18. Accordingly, consulting (income) expense of $(197,846) and $509,142 was recognized during the years ended September 30, 2002 and 2001, respectively.

                                    Page F38

On December 31, 2001, the Company's board of directors determined that it was in the best interests of the Company to enter into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively) (See note 2). In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998, and subject to the effectiveness of a sufficient increase in capitalization by the Company's stockholders, the Company issued Strategica 1,030,495 shares of its common stock on June 13, 2002, which will represent 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares"). The Strategica Shares have anti-dilution rights tied proportionately only to the Class A Bond held by the Yankee Companies, LLC (or any successor instrument thereto) upon complete conversion of the Class A Bond. The Class A Bond, in the original principal amount of $80,000 plus accrued interest, gives Yankees the right to acquire up to 75% of the Company's authorized and reserved common stock (the "Yankees Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Shares are reduced below 75%, and in direct proportion thereto. The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Class A Bond and the payment of specified liabilities of the Company, the Strategica Shares will not be diluted below 2.5% of the Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter.

In connection with the above Strategica Shares, the Company recorded settlement expense of $30,915 or $.03 per share during the year ended September 30, 2002 which represents the fair market value of the common shares issued as of the date of the agreement. Additional settlement expense of $122,804 was recognized in fiscal year 2002 based on the variable accounting method pursuant to EITF 96-18. The above aggregate settlement expense of $153,719 based on a September 30, 2002 trading price of $.021 related to the anti-dilutive provisions of this Settlement Agreement may increase or decrease under the variable accounting method until such time as the anti-dilutive provision expires and the final quantity of shares to be issued as settlement is known. At September 30, 2002, the Company has 6,289,449 shares of common stock issuable relating to the anti-dilutive provisions of the Settlement Agreement.

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche") (See Note 2). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche has received an initial payment of $20,000 as of the filing of this report, and is to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche received 2,500,000 shares of restricted common

                                    Page F39
stock, issued within 10 business days of the effectiveness of the increase in capitalization approved by the Company's shareholders at its recent Annual Meeting. The Company valued these shares at $87,500 or $.035 per share during the year ended September 30, 2002 which represents the fair market value of the common shares issued, based on the quoted trading price, as of the date of the agreement. In connection with this settlement agreement, the Company recorded settlement income of $323,502. As of the date of the accompanying audit report, the Company is in default of this agreement for non-payment.

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

On May 13, 2002, the Company settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). Prime Source had sued GE for, among other things, $80,000 on a stop-payment check, and GE has asserted a contingent third-party claim against our Company for that amount. In addition, Prime Source had asserted a direct claim against the Company, alleging failure to pay a promissory note for $85,606, plus interest since November 30, 1998 and attorney's fees. Prime Source and GE settled their primary claim, and so the contingent third-party claim against our Company was dismissed. In addition, the Company settled its direct dispute with Prime Source. In exchange for a general release, the Company issued Prime Source 1,000,000 shares of restricted common stock, to be held in escrow pending the receipt of a signed general release from Prime Source. In connection with this settlement, the Company recorded settlement income of $100,606.

In June 2002, the Company issued 2,924,869 common shares for debt of $130,966 related to accrued officer and director compensation. These shares are included in the 6,424,869 shares in the statement of Changes in Stockholders' Equity.

During the year ended September 30, 2002, the Company issued 1,263,157 shares of common stock to directors and officers for services rendered. In connection with these shares, the Company recorded compensation expense of $81,207.

                                    Page F40

(C) Stock Option Plan

In June 2002, in connection with the cashless exercise of 242,000 warrants, the Company issued 125,058 shares of common stock.

Effective January 1, 2002, the Board of Directors of the Company adopted the 2002 Non-Qualified Stock Option and Stock Incentive Plan (the "2002 Plan") to provide added incentive for high levels of performance to officers, directors, employees, consultants, and independent contractors of the Company. Options granted under the 2002 Plan are designed either as incentive stock options or as non-qualified stock options. The 2002 Plan will terminate on January 1, 2012, unless earlier terminated. The 2002 Plan authorizes options for the purchase of up to an aggregate of 5,000,000 shares of the Company's common stock. The Company grants non-qualified and incentive stock options. Non-qualified options may be granted to officers, employees, directors, consultants, independent contractors, or other service providers of the Company at an exercise price determined by the Stock Option Plan Committee of the Company's Board of Directors (the "Committee") which shall be at least equal to 100% of the fair market value of the common stock at the date of the grant. Incentive stock options may only be granted to officers, employees, and directors, who are also employees of the Company at an exercise price determined by the Committee, which shall not be less than 100% of the fair market value of the common stock at the date of grant and may not be less than 110% of the fair market value of the common stock at the date of grant if granted to an individual owning more than ten (10) percent of the total combined voting power. Options are exercisable at dates and conditions determined by the Committee at the time of grant. However, an option may not be exercised after the expiration of 10 years from the date it is granted. In the case of incentive stock options the term may not exceed five years if granted to an option holder owning more than ten (10) percent of the total combined voting power. Through the date of the accompanying audit report, no stock options have been granted under the plan.

(D) Warrants and Options

The Company granted options to purchase 400,000 shares of common stock to directors and officers in January 2001, at an exercise price of $0.05 per share, for services. These warrants expire on December 31, 2002. No compensation expense was recognized since the exercise price exceeded the fair market value of the stock on the grant date.

The Company granted options to purchase 36,000 shares of common stock to two directors in July 2001 at an exercise price of $0.02 per share, for services performed in year 2000. These warrants expire December 31, 2002. An expense of $2,881 was recognized immediately based on the intrinsic value method under APB 25.

The Company granted options to purchase 503,000 shares of common stock to directors and officers in April 2002, at an exercise price of $0.02 per share, for services. These warrants expire on December 31, 2002. An expense of $5,030 was recognized immediately based in the intrinsic value method under APB 25.

Subsequently, all of the above warrants have been extended until December 31, 2003.

                                    Page F41

The Company issued warrants for the purchase of 8,326,530, 21,014,574, 7,208,835 and 3,091,484 shares of common stock to a consultant in fiscal years 1999, 2000, 2001, and 2002, respectively (see Note 7(A)). Based on the fair value method of SFAS 123, a consulting expense of $1,501,378, $428,125, $509,142, and $86,963 was recognized in fiscal years 1999, 2000, 2001, and through December 31, 2001 of fiscal 2002, the date of conversion of the warrants to a convertible bond (See note 4 for reversal of certain consulting expenses in fiscal 2002 under the variable accounting method), respectively, based on the variable accounting method pursuant to EITF 96-18. The above aggregate consulting expense for all years relating to these warrants may increase or decrease under the variable accounting method as described in Note 4.

A summary of the options and warrants issued as of September 30, 2002 and 2001 and changes during the years is presented below:

                                                         2002                                       2001
                                                         ----                                       ----
                                           Number of               Weighted                                   Weighted
                                            Options                Average            Number of               Average
                                              and                  Exercise          Options and              Exercise
                                           Warrants                 Price              Warrants                Price
                                       --------------- ------ ---------------- -- ---------------- ----- ----------------
    Stock Options
    Balance at beginning of year           1,102,000       $        0.04                 666,000      $        0.04
    Granted                                  503,000                0.02                 436,000               0.05
    Exercised                               (242,000)               0.04                  -                      -
    Forfeited                                (70,000)               0.05                  -                      -
                                       --------------- ------ ---------------- -- ---------------- ----- ----------------
                                       --------------- ------ ---------------- -- ---------------- ----- ----------------
    Balance at end of year                 1,293,000       $        0.03               1,102,000      $        0.04
                                       =============== ====== ================ == ================ ===== ================
                                       =============== ====== ================ == ================ ===== ================

    Options exercisable at end of
      period                               1,293,000       $        0.03               1,102,000      $        0.04
                                       =============== ====== ================ == ================ ===== ================
                                       =============== ====== ================ == ================ ===== ================
    Weighted average fair value of                         $        0.02                              $        0.05
      options granted during the
      period


          The following table summarizes information about warrants outstanding at September 30, 2002:


                              Options and Warrants Outstanding                          Options and Warrants Exercisable
          --------------------------------------------------------------------------    ----------------------------------

                                                        Weighted
                                     Number             Average          Weighted            Number            Weighted
                 Range of        Outstanding at        Remaining          Average        Exercisable at         Average
                 Exercise         September 30,       Contractual        Exercise         September 30,        Exercise
                   Price              2002                Life             Price              2002               Price
                ------------    ------------------    -------------     ------------    ------------------    ------------
             $         0.05               233,000       0.28 Years   $         0.05               233,000  $         0.05
                       0.02             1,060,000       0.25 Years             0.02             1,060,000            0.02
                                ------------------                      ------------    ------------------    ------------
                                        1,293,000                    $         0.04             1,293,000  $         0.04
                                ==================                      ============    ==================    ============

                                     Page F42

(E) Pro Forma Disclosures

In accordance with Statement of Financial Accounting Standards 123, for options issued to employees, the Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion Number 25 and related interpretations. Accordingly, $5,030 and $2,881 were charged to compensation during 2002 and 2001 respectively, since the fair market value of the common stock based upon the trading price at the grant date exceeded the exercise price. Had compensation cost been recognized based on the fair market value of the options on the grant date consistent with Statement of Financial Accounting Standards 123, the Company's change in net income (loss) for the years ended September 30, 2002 and 2001 would not have been material.

The effect of applying Statement of Financial Accounting Standards 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

Note 9   Income Taxes

There was no current income tax provision for the years ended September 30, 2002 and 2001 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense for the years ended September 30, 2002 and 2001 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                             2002               2001
                                                         --------------     --------------
                                                         --------------     --------------
Computed "expected" tax expense (benefit)             $       35,912     $      (310,391)
Non-deductible stock based compensation                              -           187,227
Effect of net operating loss carry forwards                  (35,912)            123,164
                                                         --------------     --------------
                                                         --------------     --------------
                                                      $          -       $          -
                                                         ==============     ==============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2002 and 2001 are as follows:

                                                             2002               2001
                                                        ---------------    ---------------
                                                        ---------------    ---------------
Deferred tax assets:
Net operating loss carryforward                      $      1,112,465   $      1,162,694
Stock based compensation                                    5,113,736          5,099,419
                                                        ---------------    ---------------
Total gross deferred tax assets                             6,226,201          6,262,113
Less valuation allowance                                   (6,226,201)        (6,262,113)
                                                        ---------------    ---------------
Net deferred tax assets                              $           -      $           -
                                                        ===============    ===============

                                    Page F43

The net change in the valuation allowance during the year ended September 30, 2002 was a decrease of $35,912.

At September 30, 2002, the Company had net operating loss carry forwards of approximately $3,271,955 for income tax purposes, available to offset future taxable income expiring on various dates through 2021. Usage of the net operating losses may be limited if the Company undergoes a change in ownership or change in business, or by the alternative minimum tax.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization and the ceasing of all operations, except for consulting activities, it is more likely than not that the deferred tax assets will not be realized.

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

(B) Ziff Davis, Inc. vs. BTS

On February 12, 1999, Ziff-Davis filed an action for damages against BTS. A material judgment was entered against BTS on July 26, 1999 for $133,348 plus interest at 10% through December 31, 1999 and at the Florida legal rate thereafter. At the time of the judgment, BTS was no longer a subsidiary of the Company. Management of the Company and its counsel believe that absent the ability to "pierce the corporate veil", no liabilities attributable to BTS should affect the Company.

(C) Various Creditor Claims

The Company has judgments and claims against it aggregating $21,300. The total of $21,300 remains accrued by the Company as of September 30, 2002 (See Note 3).

Note 11  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $199,125 in 2002, had a working capital deficiency of $499,736 and an accumulated deficit of $18,312,354 at September 30, 2002. Additionally, as of the date of the accompanying audit report, the Company is in default of a loan under a settlement agreement for non-payment. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations, or locate a merger/acquisition candidate.
                                    Page F44

Note 12  Related Parties

During 2002 and 2001, the Company recorded $30,000 (net of $30,000 gain on agreement rescission) and $90,000 in consulting fees, respectively, payable to a principal stockholder under a consulting agreement. (See Note 7(A))

The Company owes the CFST and the TFST $365,921 under notes payable (see note 5) and $40,000 under a convertible bond (See note 4) at September 30, 2002, in the aggregate.

The Company is employing its corporate counsel under a shared employment agreement with Yankees (see Notes 6(A) and 6(B)). In the event of any conflict of interest, under the agreement, the corporate counsel represents Yankees only.

Note 13  Concentration of Credit Risk

Currently, Yankee Companies, LLC and its members, a related party, is the Company's only source of funding.

Note 14  Subsequent Events

Subsequent to September 30, 2002, the Company issued 603,350 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $10,942.

Subsequent to September 30, 2002, loans payable to Yankee Companies, LLC of $12,122 were assigned to the Trusts in equal amounts.

Subsequent to September 30, 2002, loans payable to the Calvo Family Spendthrift Trust of $3,300.

Subsequent to September 30, 2002, loans payable to the Tucker Family Spendthrift Trust of $3,300.

As of the date of the accompanying audit report, the Company is in default on a loan under a settlement for non-payment.

In order to fund short term capital requirements, on January 7, 2003, the Company concluded a private placement of 2,750,000 shares of its common stock to directors of the Company, their families and friends, at $0.01 per share, which provided $27,500 in working capital. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) thereof.

On December 18, 2002, at the request of the Company, the holders of all of our Company's Class A Bonds, converted the bonds into shares of the Company's common stock (which the Calvo Family Trust ("CFST") immediately converted into shares of non-voting preferred stock pursuant to a conversion agreement between our Company and the CFST), and on December 23, 2002, converted all of their unrelated loans made to the Company into shares of its common stock, at $0.01 per share. As a result of the sequence and timing of such conversion, the Company converted the Bonds and issued approximately 104,039,954 shares of its common stock (of which 52,019,977 shares were immediately converted by the CFST into 520,200 shares of non-voting preferred stock), a substantially smaller number of shares that would otherwise have been required, and issued 19,381,549 shares of common stock and 193,815 shares of preferred stock for loans and accrued consulting fees of $387,630 (based on a contemporaneous market price of $0.01 per share), thereby eliminating a majority of its debts.

In consideration for the agreement to effect their debt conversion in the manner requested by the Company, the Company granted them best price and anti-dilutive rights, which would be triggered in the event the Company issued shares at less than $0.01 per share within the next 24 months.

In December 2002, the Company formed a new subsidiary, Fitness & Longevity USA, Inc., in anticipation of acquiring a new business.

                                    Page F45

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     Pursuant to Rule 12b-23 and General Instruction E.2.(a), the information called for by Item 8 is incorporated by reference from the corresponding Item in our Company's annual report to security holders on Form 10-KSB/A-2 filed with the Commission on March 27, 2002, which is filed as an exhibit hereto as required by Item 601(b)(13)of Regulation S-B.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

     As of September 30, 2002, the following persons served as our Company's directors and executive officers:

Name                                Age (1)          Term (2)          Positions
----                                -------          --------          ---------
Anthony Q. Joffe                    60               (3)               President, Chief Executive Officer, Director,
                                                                       Chairman of the board of directors
Charles J. Champion, Jr.            35               (4)               Director, chairperson of the audit committee
Vanessa H. Lindsey                  31               (5)               Vice-President, Secretary and Director
Lawrence R. Van Etten               65               (6)               Director
Robert S. Gigliotti                 53               (7)               Director, member of the audit committee
Kevin W. Dornan                     50               (8)               Counsel
Edward C. Dmytryk                   57               (9)               Director
Adam Wasserman                      38               (10)              Chief Financial Officer & Controller
G. Richard Chamberlin               56               (11)              Director


(1)      As of September 30, 2002.
(2) All directors were elected for a term ending at such time as his or her successor is elected at the next annual meeting of our Company's stockholders and is qualified in office, and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation that may survive their termination.
(3) Mr. Joffe was elected as a member of our Company's board of directors on January 12, 1999, as the chairman of our Company's board of directors in March 1999, and as our Company's President on May 4, 1999. He resigned as President and Chief Executive Officer on May 14, 2001, but remained as its Chairman and a director. On May 10, 2002, he was elected as our Company's President and Chief Executive Officer
(4) Mr. Champion was elected as a member of our Company's board of directors on January 12, 1999, and as the chairman of our Company's audit committee on November 4, 1999.
(5) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as our Company's Vice-President on June 14, 2001.
(6) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000.
(7) Mr. Gigliotti was elected as a member of our Company's board of directors on December 11, 1997, and a member of the audit committee on October 27, 2000.
(8) Mr. Dornan was elected as our Company's counsel effective June 18, 2001.
(9) Mr. Dmytryk was elected as a member of our Company's board of directors and served as its President and Chief Executive Officer from May 14, 2001 to May 10, 2002.
(10) Mr. Wasserman was elected as our Company's Chief Financial Officer and Controller on March 26, 2002. (11) Mr. Chamberlin was elected to serve as a member of our Company's board of directors on May 10, 2002.

Biographies of Directors and Executive Officers

Anthony Q. Joffe, Director and Chairman, President and Chief Executive Officer.

     Anthony Q. Joffe, age 60, has served as a member of our Company's board of directors since January 12, 1999. In March 1999, Mr. Joffe was elected as chairman of the board of directors and in May 1999, he was elected as our Company's president. He resigned as president and chief executive officer on May 14, 2001, but remained as chairman of the board and a director. On May 10, 2002, he was re-elected as our Company's President and Chief Executive Officer. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. During the past five years, he has served as Managing Director of NorthStar Capital, an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida that specializes in assisting small to mid-size private and publicly traded companies with business and financial planning, acquisition and divestiture, financial public relations and market position advice, and treasury services. He has also founded a boat financing company, currently known as USA Boating. Mr. Joffe served as a member of the Board of Directors of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly held Delaware corporation from November 1998 to June 2001.

Edward C. Dmytryk, Director, former president and chief executive officer.

     Mr. Dmytryk, age 57, serves as a member of our Company's board of directors and served as the president and chief executive officer from May 14, 2001 to May 10, 2002. He graduated summa cum laude from The Citadel, The Military College of South Carolina, in 1968 with a bachelor of science degree in business administration. From 1968 until 1973, Mr. Dmytryk served in the United States Air Force as a fighter and instructor pilot, attaining the rank of captain (regular United States Air Force). During the past five years, he has been the owner and chief executive officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Since September 1999, he has also served as the president of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida. In addition, he currently serves as president and chief financial officer of Sohn, Inc., located in Roswell, Georgia, a company specializing in marketing, sales, and installing fitness products in the hospitality and apartment market (fitness centers in hotels, condominium complexes, and apartments throughout the United States). From December 2000 to June 2001, he served as president and chief executive officer of AmeriNet Group.com, Inc. (currently Park City Group, Inc. ), a publicly held Delaware corporation, and as a member of its board of directors from 1999 to the present. He currently serves as the acting chief financial officer for Park City Group, Inc.

Charles J. Champion, Jr., Director, audit committee chair.

     Charles J. Champion, Jr., age 35, has served as a member of our Company's board of directors since January 12, 1999, and as the chairperson of our Company's audit committee since March 2000. Mr. Champion graduated from Florida State University in 1988 with a bachelor's degree in political science. Following graduation, he joined the Champion Group of Companies, a family owned enterprise involved in the insurance and financial industries. In 1996, Mr. Champion purchased Sunshine Securities Corporation, a licensed broker dealer in securities and a member of the National Association of Securities Dealers, Inc., at which time it became one of the Champion Group of Companies. He then became Sunshine Securities Corporation's president, and its business capabilities were expanded to include practice as a registered investment advisor. Sunshine Securities Corporation's name was changed to Champion Capital Corporation on or about February 5, 2000. Mr. Champion holds a number of insurance and securities licenses, including series 7 and series 24 securities licenses. Mr. Champion served as a member of the board of directors of AmeriNet Group.com, Inc.
(currently Park City Group, Inc.), a publicly held Delaware corporation, from December 2000 to June 2001.

Vanessa H. Lindsey, Vice-President, secretary and director.

     Vanessa H. Lindsey, age 31, was elected vice-president of our Company on June 14, 2001, has served as our Company's secretary and chief administrative officer since January 1999 and was elected as a member of the board of directors effective February 1, 2000. From 1995 to 2001 she was employed as the chief administrative officer of Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president and secretary. She is also the secretary and chief administrative officer for The Yankee Companies ("Yankees"), which serves as a strategic consultant to our Company. Mrs. Lindsey held the position of secretary of the Marion County Libertarian Party and was the campaign treasurer for the Cyndi Calvo for State Senate, District 8 Campaign from 1998 to 2000. From November 11, 1999 to June 13, 2001, she served as secretary for AmeriNet Group.com, Inc.(currently Park City Group, Inc.), a publicly held Delaware corporation, and served as a member of its board of directors from April 6, 2000 to June 13, 2001. Since January 2001, she has also served as the secretary and as a member of the board of directors for Explorations Group, Inc., a Delaware corporation.

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

Lawrence R. Van Etten, Director

     Mr. Van  Etten,  age 65,was  elected  as member of our  Company's  board of directors on May 31, 2000. He graduated from New York Military Academy, Cornwall-On-Hudson, New York in 1954 and attended Gettysburg College, Gettysburg, Pennsylvania from 1954 to 1956 and Marist College, Poughkeepsie, New York from 1981 to 1982. During the past five years, Mr. Van Etten has served as an executive with several companies in the United States and Canada (Vice President, International Digital Communications Systems, Inc., Miami, Florida, Telecommunications Sales, 1996-1998; President TechTel Communications, Inc., Pompano Beach, Florida, CLEC Service Provider, 1998- 1999; and he owned and managed his own consulting company LVE & Associates, US & Canada,including several long- term contracts with Toyada Gosei, Best Glove Canada, Remtec, Inc., Prestige Auto and Strategic Health Development Corporation). Much of Mr. Van Etten's recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. From May 22, 2000 until December 22, 2000, Mr. Van Etten served as acting president and chief operating officer, and until June 13, 2001 as a member of the board of directors, of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly held Delaware corporation.

Kevin W. Dornan, Esquire, Counsel

     Kevin W. Dornan, age 50, was engaged as our Company's counsel as of June 18, 2001. He is a graduate of the Johns Hopkins University (Bachelor of Arts, philosophy, 1973); the University of North Carolina at Chapel Hill (Master of Arts, philosophy, 1975); the Catholic University of America (Master of Arts, religious studies, 1979); and the University of Maryland School of Law (Juris Doctor, 1987), where he served as editor-in-chief of the 1986-87 Maryland Law Review. During law school, he also served as a judicial intern for The Honorable James R. Miller, Jr., of the U.S. District Court for the District of Maryland. In 1997, Mr. Dornan became the general counsel for DWA Corp., a telecommunications company in St. Augustine, Florida. In June 2001, he became counsel for The Yankee Companies. He is admitted to practice before the Court of Appeals of Maryland; the District of Columbia Court of Appeals; the Supreme Court of Florida; the U.S. Courts of Appeals for the District of Columbia, Second, Fourth, and Eleventh Circuits; and the U.S. District Courts for the District of Maryland, the Eastern and Western Districts of Arkansas, the District of Columbia, and the Middle District of Florida. Mr. Dornan has served since 1996 as an adjunct professor of business ethics at Saint Leo University in Saint Leo, St. Augustine and Ocala, Florida, and as an adjunct professor of management and business at Eckerd College in St. Petersburg, Florida. In 1998, he was named to Who's Who in American Law. Since June 2001, he has also served as counsel for Explorations Group, Inc., a publicly reporting Delaware corporation.

Adam Wasserman, Chief Financial Officer & Controller

     Adam Wasserman, age 38 was elected as our Company's chief financial officer and controller on March 26, 2002. Mr. Wasserman holds the degree of Bachelor of Administration from the State University of New York at Albany. He is a Certified Public Accountant (New York), and a member of The American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Wasserman currently serves as the chief executive officer and director of CFO Oncall, Inc., a firm specializing in financial consulting services that he founded in 1999, which is located in Weston, Florida. From 1991 to 1999, he was an audit manager at American Express Tax & Business in Fort Lauderdale, Florida, where he served as an outsourced CFO and advisor to a diversified clientele in the technology, medical, retail, and service industries in both the private and public sectors. Mr. Wasserman has also served with Deloitte & Touche, LLP in New York City, where he conducted audits of public and private companies, tax preparation and planning, management consulting, and systems design. .He currently serves as the Treasurer of Gold Coast Venture Capital Club, was a former officer of Toastmasters International, and is a member of the Florida Venture Forum, Weston Chamber of Commerce and Broward County Chamber of Commerce. Since June 14, 2002, he has also served as the chief financial officer and controller for Explorations Group, Inc., a Delaware corporation.

G. Richard Chamberlin, Director and former general counsel

     G. Richard Chamberlin age 56, served as our Company's general counsel from January 12, 1999 until March 31, 200,0 and was elected as member of our Company's board of directors on May 10, 2002. He is a graduate of Eastern Military Academy, Huntington, New York (College Prep Diploma, 1964): The
Citadel,  The Military  College of South  Carolina,  (B.A.,  political  science,
1968): and the University of Georgia School of Law, (J.D., 1971). From 1973 to 1974 he served as Trust Officer with Central Bank & Trust Company, Jonesboro, Georgia. Mr. Chamberlin is a practicing attorney and is a member of the Georgia Bar, (since 1974), and the Florida Bar, (since 1990). He is also a member of the Bars for the Federal District Court for the Northern District of Georgia, (since
1974) and the Federal District Court for the Northern District of Florida (since
1995), the Court of Appeals for the State of Georgia, (since 1974) and the Supreme Court for the State of Georgia (since 1974). Mr. Chamberlin is also a member of the Bar for the Eleventh District Court of Appeals, (since 1982). Mr. Chamberlin earned a Certificate from the American Bankers Association, National Trust School, (1974). Mr. Chamberlin is a two term former member of the Georgia House of Representatives, (1979-1983). In the State House, Mr. Chamberlin served on the Following committees: House Journal Committee, Natural Resources Committee, Special Judiciary Committee and Labor Committee. He is a former member of the Counsel for National Policy. He is the founder of the Georgia Roundtable, Inc., and served as President from 1981 to 1986.: He is the founder of the Georgia Heritage Foundation, and served as President from 1982 to 1986. He is the former Principal of Soul's Harbor Christian Academy, Belleview, Florida, (1990-1992). Mr. Chamberlin served as national music chairman for the Religious Roundtable, Inc., at the premier event known as the 1992 National Affairs Briefing in Dallas, Texas wherein President George Bush was the keynote speaker. Mr. Chamberlin has received Resolutions of Commendation from the House of Representatives for the Commonwealth of Kentucky, (1985) and from the House of representatives for the State of Georgia, (1982). Mr. Chamberlin is former president and director for Atrieties Development Company, Inc., a publicly held corporation involved in the real estate industry, (1986 through 1987), and has held licenses as a real estate agent, (Georgia and Florida). From November of 1998 to May 2001, Mr. Chamberlin served as a member of the board of directors of AmeriNet Group.com, Inc. (currently Park City Group, Inc.], a publicly held Delaware corporation, and until November 11, 1999, also served as its secretary and general counsel until March 31, 2000.

Other Material Personnel

     In addition to our Company's directors and executive officers, since January 1999 William A. Calvo, III and Leonard M. Tucker have also provided material services to our Company through Yankees, in which they serve as members and executive officers and which they and their families own. Because Yankees' members have the right to acquire the equivalent of up to 75% of our Company's securities, it should also be deemed a control person of our Company.

Family Relationships.

     There are no family relationships among the current officers and directors of our Company.

Involvement in Certain Legal Proceedings.

     Based on information provided in response to our Company's legal counsel, except as otherwise disclosed in this report, during the five year period ending on September 30, 2002, no current director, person nominated to become a director or executive officer, and no promoter or control person of our Company has been a party to or the subject of:

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

ITEM 10.          EXECUTIVE COMPENSATION.

Summary Compensation Table

                                                     Long Term Compensation

                  Annual Compensation                Awards                                      Payouts
                                                                       Securities
                                                     Other             Underlying       Long              All
Name &                                      Annual   Restricted        Options &        Term              Other
Principal                                   Compen Stock               Stock Apprecia-  Incentive         Compen
Position          Year     Salary   Bonus   sation   Awards            tion Rights      Payouts           sation
--------          ----     ------   -----   ------   ------            -----------      -------           ------
Mrs. Lindsey (1)  2000     *        *       *        *                 24,000           *                 *
Mr. Joffe (2)     2000     *        *       *        $6,000            *                *                 *
Mr. Joffe (2)     2001     *        *       *        $1,735            *                *                 *
Mr. Dmytryk (3)   2001     *        *       *        $21,175           *                *                 *
Mrs. Lindsey (4)  2001     $2,442   *       *        $16,098           *                *                 *
Mr. Dornan (5)    2001     $7,692   *       *        $8,750            *                *                 *
Mr. Dmytryk(3)    2002     *        *       *        $30,*67           *                *
Mr. Joffe(2)      2002     *        *       *        $16,625           *                *                 *
Mr. Dornan(5)     2002     $4,196   *       *        $32,360           *                *                 *
Mr. Wasserman(6)  2002     $3,858   *       *        $6,250            *                *                 *
Mrs. Lindsey (4)  2002     $2,115   *       *        $53,624           *                *                 *
-------

(1) For services as our Company's secretary.
(2) For services as our Company's president.
(3) For services as our Company's president and chief executive officer.
(4) For services as our Company's vice president and secretary.
(5) For services as our Company's counsel.
(6) For services as our Company's controller and chief financial officer
*   Not Applicable

Options and Stock Appreciation Rights (SAR) Grants Table

For Fiscal Year Ended September 30, 2001:

              Quantity of               Percentage of Total
              Securities                Options or Stock
              Underlying                Appreciation      Exercise
              Options & Stock           Rights Granted    or Base
              Appreciation              to Employees      Price Per   Expiration
Name          Rights Granted            In Fiscal Year    Share       Date
--------------------------------------------------------------------------------
None (see "Compensation of Directors" below; no executive officer was granted such options or SARs)


Aggregated Option & Stock Appreciation Right Exercises and Fiscal Year-End Options & Stock Appreciation Rights Value Table

                                             Number of
                                             Securities
                                             Underlying
                                             Options &        Value of
                                             Stock            Unexercised
                                             Appreciation     In-the-Money
            Shares                           Rights at        Options & Stock
            Acquired         Value           Fiscal          Appreciation Rights
Name        On Exercise      Realized        Year End         at Fiscal Year End
-------     -----------      --------         --------         -----------------

None


Long Term Incentive Plan Awards Table

Long Term Incentive Plans - Awards in Last Fiscal Year

                                         Performance
                        Number or Other
Name                    of Units         Period Until
of                      or Other         Maturation
Executive Officer       Rights          or Payout     Threshold  Target  Maximum
--------------------------------------------------------------------------------
Not Applicable

Compensation of Directors

Standard Arrangements

     During the fiscal year that started on October 1, 2001 and ended on September 30, 2002, the members of our Company's board of directors were compensated through the grant of warrants to purchase shares of our Company's common stock, as disclosed in the following table:

                          Date of          Expiration                 Exercise  Underlying
Name & Category           Option           Date                       Price     Shares
---------------           ------           ----                       -----     -----------
Lawrence Van Etten         (1)             December 31, 2002          $0.02       64,000
Anthony Q. Joffe           (1)             December 31, 2002          $0.02      112,000
Charles Champion           (1)             December 31, 2002          $0.02      112,000
Robert Gigliotti           (1)             December 31, 2002          $0.02       80,000
Vanessa Lindsey            (1)             December 31, 2002          $0.02       80,000
Edward Dmytryk             (1)             December 31, 2002          $0.02       55,000
------------

(1) For Services as aboard member from January 1, 2001 to April 30, 2002. Since May 2002, the board of directors has been compensated on a monthly basis with our Company's common stock, in accordance with the terms of their director agreements.

Employment Contracts, Termination of Employment and Change in Control Arrangements.

     During the fiscal year that started on October 1, 2001 and ended on September 30, 2002, our Company had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except as set forth below.

Employment Agreements

Mr. Joffe

     On May 4, 1999, our Company's board of directors elected Anthony Q. Joffe as its president. The agreement was for an initial term of one year, with renewal thereafter from year to year unless the Company or Mr. Joffe gave at least 60 days notice prior to the end of the then-current term of an intention not to renew, and contained confidentiality & non-competition clauses. For every year of service, Mr. Joffe was to be compensated for his services with 200,000 shares of the Company's common stock, provided he remained employed for 365 consecutive days, was not discharged for cause, and complied with all of his obligations under the employment agreement. Mr. Joffe served for a total of two years and was issued 400,000 common shares. A copy of the Joffe employment agreement was filed as an exhibit to our Company's report on Form 10-KSB for the year ended September 30, 1998. The agreement terminated as of May 3, 2001, upon completion of the second year of service.

     On May 10, 2002, Mr. Joffe was again elected as president and chief executive officer of our Company. The agreement is for a term of 30 days, with renewal thereafter from month to month unless either our Company or Mr. Joffe gives at least 30 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mr. Joffe's services, our Company has agreed to compensate him with 50,000 shares of common stock per month of services, payable at the end of each month. A copy of the agreement is filed as an exhibit to this report.

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

Mr. Dornan

     Effective June 18, 2001, our Company engaged Kevin W. Dornan, Esquire, as its counsel. The agreement was amended as of July 1, 2002. As consideration for his services, our Company has agreed to compensate him according to our Company's pro rata share (based on the number of Yankees' clients for whom he is providing legal services) of (1) his current base salary of $700 per week (assuming a 20-hour workweek) and (2) $400 per week in common stock. The stock portion is paid at the end of each month, and is paid by an equivalent amount of our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mr. Dornan's amended engagement agreement was filed as an exhibit to our Company's report on Form 10-QSB for quarter ended June 30, 2002.

Mr. Wasserman

     Effective July 1, 2002, our Company engaged Adam Wasserman as its Chief Financial Officer and Controller As consideration for his services, our Company has agreed to compensate him $85 per hour for services performed and $1,000 per month in our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended. A copy of Mr.
Wasserman's amended engagement agreement was filed as an exhibit to our Company's report on Form 10-QSB for quarter ended March 31, 2002.

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

1 On January 4, 2001, our Company and Yankees entered into a strategic consulting agreement, pursuant to which Yankees billed at its standard hourly rates for all work as to which a prior written arrangement with different terms has not been entered into; however, no hourly billable services were to be provided except at our Company's specific request, and the service of Yankees' members, Messrs. William A. Calvo, III, and Leonard

     Miles Tucker, was provided at the fixed rate of $10,000 per month, in the aggregate, (a substantial reduction in historical fees accrued on an hourly basis) payment for which has been deferred and accrued until adequate funds become available. The agreement also permitted Yankees to accept payment in capital stock at the conversion rate of 50% of the fair market value of such stock. The agreement was terminated as of December 31, 2001.

2. On or about January 12, 2001, the expiration date of the options granted to the members of our Company's board of directors and its executive officers who assumed office on and after January 12, 1999, was extended until January 12, 2003. On December 19, 2002, the board extended the expiration date on final time, until January 12, 2004 and also extended all warrants due to expire on December 30, 2002 to 2003.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the end of the Report Period

     As of September 30, 2002, our Company's only currently outstanding voting securities were 26,262,533 shares of common stock, $0.01 par value. As a material subsequent event, as of the close of business on December 30, 2002, our Company had 104,931,558 shares of common stock outstanding. The following tables disclose information concerning ownership of our Company's common stock by officers, directors and principal stockholders (holders of more than 5% of our Company's common stock) as of December 30, 2002. The following two tables includes persons who currently have the right to acquire additional securities of our Company within sixty days as specified in Commission Rule 13(d)(1) and the total number of outstanding would be 106,224,558.

All footnotes to the tables follow the second table.

Security Ownership of Certain Beneficial Owners

     As of December 30, 2002, the following persons (including any "group") are, based on information available to our Company, beneficial owners of more than five percent of our Company's common stock (its only class of voting securities).


                                                                   Amount
                                                                   and Nature    Percent
                                                                   Of Beneficial  of
Name and Address of Beneficial Owner (1)                           Ownership (2) Class
----------------------------------------                           -------------  -----

Tucker Family Spendthrift Trust (3)
2500 North Military Trail, Suite 225;  Boca Raton, Florida 33431    78,014,026    73%

Strategica Services Corporation
701 Brickell Avenue, Suite 2500; Miami, Florida 33131                7,328,494   6.8%

         Security Ownership of Management

     As of December 30, 2002, the following Table discloses our Company's common stock (the only outstanding class of equity securities for our Company, its parents or subsidiaries held by persons other than our Company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and all directors and executive officers of our Company as a group, without naming them. The table shows in the second column the total number of shares currently owned and in the third column the percent owned.


Name and Address of                                                    Amount           Nature of         Percent
Beneficial                                                             Of Equity        Beneficial        of
Owner (1)                                                              Owned            Ownership         Class
---------                                                              -----            ------------      -----

Robert S. Gigliotti                                                    538,000          (4)               0.5
901 Wilshire Drive, Suite 400; Troy, Michigan 48084

Anthony Q. Joffe                                                       1,227,000        (5)               1.2
101 Southwest 11th Avenue; Boca Raton, Florida 33486

Edward C. Dmytryk                                                      1,211,517        (6)               1.1
315 Premier Vista Way; St. Augustine, Florida 32080

Kevin W. Dornan, Esquire                                               1,515,965        (7)               1.4
5001 Southwest 20th Street; Ocala, Florida 34474

Vanessa H. Lindsey                                                     2,304,897        (8)               2.2
340 Southeast 55th Avenue; Ocala, Florida 34471

Charles J. Champion                                                    357,558          (9)               0.3
Post Office Box 952259;Lake Mary, Florida 32795

Lawrence R. Van Etten                                                  319,647          (10)              0.3
1601 North 15th Terrace; Hollywood, Florida 33020

Adam Wassrman                                                          271,349          (11)              0.2
1643 Royal Grove Way, Weston, Florida 33327

G. Richard Chamberlin                                                  210,500          (12)              0.1
4518 Southwest 44th Lane; Ocala, Florida 34474

All officers and directors as a group                                  7,956,433        (2)               7.5%


Footnotes to Tables of Principal Stockholders and Tables of Executive Officers and Directors

         The following footnotes apply to the preceding two tables:

(1)  This  table  pertains  to  common  stock,   currently  our  Company's  only
     outstanding equity securities.

(2)  Beneficial and record.

(3) The Tucker family is comprised of Leonard Miles Tucker; Michelle Tucker, his wife; Shayna andMontana, their minor daughters. 100,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker, who holds voting and investment power over those shares; and 78,914,026 shares are held by the Tucker Family Spendthrift Trust for which Leonard and Michelle Tucker serve as the trustees and who jointly hold voting and investment power over those shares.

(4) Mr. Gigliotti has served as a member of our Company's board of directors since December 11, 1997, as a member of the audit committee since November 4, 1999, and as its secretary from November 10, 1997 until January 12, 1999. Mr. Gigliotti currently holds warrants to acquire 310,000 shares.

(5) Mr. Joffe has served as a member of our Company's board of directors since January 12, 1999, and as its president and chief executive officer from May 4, 1999 to May 14, 2001 and May 10, 2002 to the present, Mr. Joffe currently holds warrants to acquire 354,000 shares.

(6) Mr. Dmytryk was elected as a member of our Company's board of directors and served as its president and chief executive officer from May 14, 2001 to May 10, 2002. Mr. Dmytryk currently holds warrants to acquire 55,000 shares.

(7)  Mr. Dornan was elected as our Company's counsel effective June 18, 2001.

(8) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as its Vice-President on June 14, 2001. Mrs. Lindsey currently holds warrants to acquire 284,000 shares.

(9) Mr. Champion has served as a member of our Company's board of directors since January 12, 1999. Mr. Champion currently holds warrants to acquire 112,000 shares.

(10) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000. Mr. Van Etten currently holds warrants to acquire 92,000 shares.

(11) Mr. Wasserman was elected as our Company's Chief Financial Officer and Controller on March 26, 2002. (12) Mr. Chamberlin was elected as a member of our Company's board of directors on May 10, 2002. Mr. Chamberlin currently holds warrants to acquire 70,000 shares.

Changes in Control

     As of the end of the report period , material changes in control have taken place (see "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons ..." for a discussion of how current management assumed control of our Company starting in January 1999). Based on Yankees' members' current stock ownership, Yankees and its members should be deemed to currently control our Company and to have the capacity to pass matters to be acted on at stockholders meetings. Except for the foregoing, to the best knowledge and belief of our Company, there are no arrangements, understandings, or agreements relative to the disposition of our Company's securities, the operation of which would at a subsequent date result in a change in control of our Company.

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

     The following table discloses all persons who were parents of our Company as of September 30, 2002, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.

                                          Basis for         Percentage of Voting
Name                                      Control           Securities Owned

Tucker Family Spendthrift Trust                 (1)                  74%
---------

(1) Stock ownership.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Materially Adverse Proceedings

     Our Company is not aware of any proceedings involving its executive officers or directors adverse to our Company's interests.

Certain Business Relationships

     During the last two years, our Company has engaged in a series of transactions with Yankees as discussed in Part 1, Item 1, which discussions are incorporated by reference as permitted by Commission Rule 12b-23(a)(2).

ITEM 13.          EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601of Regulation S-B

     The response to this Item as contained in our Company's report on Form 10-KSB for the year ended September 30, 1998 and 1999 and 2000 and 2001, is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in our Company's: reports on Form 10-QSB for the quarters ended December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002; and, the current reports on Forms 8-K filed with the Commission on January 15, 2002 and June 28, 2001, and for the following additional exhibits filed herewith. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

Designation       Page
of Exhibit        Number
as Set Forth      or Source of
in Item 601 of    Incorporation
Regulation S-B    By Reference    Description

(3) (i) Articles of incorporation:

         3.3      (4)             Certificate of Renewal and Revival of Charter,
                                  dated August 13, 2001.
(4)                               Instruments defining the rights of holders,
                                  including indentures:
         4.5      (2)             Yankees Warrant Agreement, effective
                                  January 5, 1999
         4.7      (2)             Yankees Amended Warrant Agreement,
                                  dated December 30, 1999
         4.10     (5)             Class A, Series A, Convertible Bond,
                                  dated December 31, 2001
         4.11     (7)             Our Company's 2002 Non-qualified Stock Option
                                 & Stock Incentive Plan, dated February 15, 2002

(10) Material Contracts:

         10.23    (2)             Yankees Amended Consulting Agreement,
                                  dated January 2, 2000.
         10.24    (2)             Agreement to Serve as Corporate Secretary
                                  between Vanessa Lindsey and our company ,
                                  dated January 3, 2000.
         10.25    (2)             Employment agreement between Anthony Q. Joffe
                                  and our Company, dated January 3, 2000.
         10.29    (1)             Strategic Consulting Agreement with Yankees,
                                  dated January 4, 2001.
         10.31    (3)             Clarification Agreement, dated July 6, 2001,
                                  to the Reorganization Agreement with
                                  Richard C. Peplin, Jr., signed on March 25,
                                  1999
         10.35    (3)             Employment agreement between Edward C.Dmytryk
                                  and our Company, dated July 19, 2001.
         10.36    (3)            Employment agreement between Vanessa H. Lindsey
                                  and our Company, dated July 19, 2001.
         10.37    (3)             Engagement agreement between Kevin W. Dornan
                                  and our Company, dated July 19, 2001.
         10.38    (4)             Loan Agreement, Security Agreement, Promissory
                                  Note between our Company and Yankees, dated
                                  September 24, 2001
         10.39    (5)             Settlement Agreement with Strategica Services
                                  Corporation dated December 31, 2001.
         10.40    (6)             Loan Agreement, Security Agreement, Promissory
                                  Note between our Company and Yankees LLC., dated January 2, 2002.
         10.48                    Conversion Agreement between our Company and
                                  the Calvo Family Spendthrift Trust.
         10.49                    Conversion Agreement between our Company and
                                  the Tucker Family Spendthrift Trust.

         10.50 Employment Agreement Employment agreement between Anthony Q. Joffe and our Company , dated May 10, 2002.


(99) Additional Exhibits:

         99.8                     Audit Committee Report
         99.9                     Sarbanes-Oxley CEO Certification
         99.10                    Sarbanes-Oxley CFO Certification
-------

(1) Filed as an exhibit to our Company's Report on Form 10-QSB for the quarter ended December 31, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(2) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 1998, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(3) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 1999, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(4) Filed as an exhibit to our Company's Report on Form 10-KSB for the fiscal year ended September 30, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(5) Filed as an exhibit to our Company's Report on Form 8-K dated January 15, 2002, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(6) Filed as an exhibit to our Company's Report on Form 10-QSB for the quarter ended December 31, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

(7) Filed as an exhibit to our Company's Report on Form 10-KSB/A for the fiscal year ended September 30, 2001, bearing the exhibit designation number shown above; incorporated by reference herein as permitted by Commission Rule 12b-23.

Reports on Form 8-K Filed During Quarter Ended September 30, 2002

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, our Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         Dated:    January 8, 2003

                                  Colmena Corp.


                          By: /s/ Anthony Q. Joffe /s/
                       President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

Signature                           Date              Title

/s/ Anthony Q. Joffe/s/             1/8/03    President, Chief Executive Officer
                                              Director, Chairman of the Board
/s/ Vanessa H. Lindsey/s/           1/8/03    Vice President, Secretary &
                                              Director
/s/ Adam Wasserman /s/              1/8/03    Chief Financial Officer &
                                              Controller
/s/ Charles J. Champion, Jr. /s/    1/8/03    Director & Audit Committee Chair
/s/ Robert S. Gigliotti/s/          1/8/03    Director & Audit Committee Member
/s/ Edward C. Dmytryk/s/            1/8/03    Director
/s/ Lawrence R. Van Etten/s/        1/8/03    Director
/s/ G. Richard Chamberlin/s/        1/8/03    Director

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

             Anthony Q. Joffe, President & Chief Executive Officer;
             Vanessa H. Lindsey, Vice President, Secretary & Chief
           Administrative Officer; Kevin W. Dornan, Esquire, Counsel;
                   Adam Wasserman, Chief Financial Officer &
                                   Controller
                                     ------
                                    Officers


          Anthony Q. Joffe, Chairman of the Board; Robert S. Gigliotti;
                 Charles J. Champion, Jr.; Vanessa H. Lindsey;
       Lawrence R. Van Etten; Edward C. Dmytryk and G. Richard Chamberlin
                                     ------
                               Board of Directors


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