Form 10QSB
period 2002-12-31
COLMENA CORP
filed 2003-02-14
CIK 1000285

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal quarter ended: December 31, 2002
                         Commission file number: 0-27842


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

On February 13, 2003, the issuer had outstanding 109,304,541 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED December 31, 2002

                                      INDEX


                                                                           Page

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Balance Sheet (Unaudited)
                  As of December 31, 2002..................................  3
         Statements of Operations (Unaudited)
                  For the Three Months Ended December 31, 2002 and 2001....  4
         Statements of Cash Flows (Unaudited)
                  For the Three Months Ended December 31, 2002 and 2001..    5

         Condensed Notes to Financial Statements..........................  6-9

         Item 2 - Management's Discussion and Analysis and Plan of
                     Operation......................................      10-16

         Item 3 - Control and Procedures.................................... 16

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.......................................   16

         Item 2 - Changes in Securities and Use of Proceeds................  17

         Item 3 - Default Upon Senior Securities............................ 17

         Item 4 - Submission of Matters to a Vote of Security Holders........17

         Item 5 - Other Information........................................  18

         Item 6 - Exhibits and Reports on Form 8-K.........................  18

         Signatures........................................................  18

                                               COLMENA CORP.
                                               BALANCE SHEET
                                             December 31, 2002
                                                (Unaudited)


                                                  ASSETS

CURRENT ASSETS:
     Cash                                                                                                                 12,399
                                                                                                                          -------
      Total Assets                                                                                                      $ 12,399
                                                                                                                        =========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loan Payable                                                                                                          68,750
    Accounts Payable and Accrued Expenses                                                                                 22,431
    Due to Related Party                                                                                                   1,519
                                                                                                                          -------
        Total Current Liabilities                                                                                         92,700
                                                                                                                          -------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($.001 Par Value; 10,000,000 Share Authorized ;
        No Shares Issued and Outstanding)                                                                                    -
    Convertible Preferred Stock ($.001 Par Value; 1,000,000 Share Authorized ;
        731,578 Shares Issued and Outstanding)                                                                               732
    Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
       85,550,009 Shares Issued and Outstanding)                                                                         855,500
    Common Stock Issuable, $.01 Par Value (21,913,615 Shares)                                                            219,136
    Additional Paid-in Capital                                                                                        17,202,917
    Accumulated Deficit                                                                                              (18,358,586)
                                                                                                                     ------------

        Total Stockholders' Deficit                                                                                      (80,301)
                                                                                                                         --------

        Total Liabilities and Stockholders' Deficit                                                                     $ 12,399
                                                                                                                        =========




 The accompanying notes are an integral part of these financial statements

                                      COLMENA CORP.

                                STATEMENTS OF OPERATIONS

                                       (Unaudited)

                                                                                                    For the Three Months
                                                                                                      Ended December 31,
                                                                                         -------------------------------------------
                                                                                                      2002                   2001
                                                                                         -------------------------------------------

REVENUES                                                                                              $ -                    $ -
                                                                                                      ----                   ----

OPERATING EXPENSES:
    Compensation Expense                                                                              33,058                 56,644
    Consulting                                                                                             -                116,963
    Professional and Legal Fees                                                                          994                 12,750
    Selling, General and Administrative                                                                4,514                  4,676
                                                                                                       ------                 ------

        Total Operating Expenses                                                                      38,566                191,033
                                                                                                      -------               --------

LOSS FROM OPERATIONS                                                                                 (38,566)              (191,033)
                                                                                                     --------              ---------

OTHER INCOME (EXPENSES):
    Settlement Income (Expense), net                                                                       -                (30,915)
    Interest Expense, net                                                                             (7,666)               (14,404)
                                                                                                      -------               --------

TOTAL OTHER INCOME (EXPENSES)                                                                         (7,666)               (45,319)
                                                                                                      -------               --------

NET INCOME (LOSS)                                                                                  $ (46,232)            $ (236,352)
                                                                                                   ==========            ===========

BASIC AND DILUTED:
      Net Loss Per Common Share - Basic and Diluted                                                 $ (0.00)               $ (0.01)
                                                                                                    ========               ========

      Weighted Common Shares Outstanding - Basic and Diluted                                      69,152,869             30,898,215
                                                                                                  ===========            ===========

   The accompanying notes are an integral part of these financial statements

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                  For the Three Months
                                                                                                      Ended December 31,
                                                                                         -------------------------------------------
                                                                                                  2002                   2001
                                                                                         -------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                                  $ (46,232)                $ (236,352)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations

           Stock Based Compensation                                                               23,137                        -
           Stock Options and Warrants Issued to Consultants,
           Employees and Directors                                                                     -                    86,963
           Stock Based Settlement Expense                                                              -                    30,915

           Increase in:
              Accounts Payable and Accrued Expenses                                                6,383                    53,425
                                                                                                  ------                   -------

Net Cash Flows Used in Operating Activities                                                      (16,712)                  (65,049)
                                                                                                 --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                                     6,600                   32,429
    Payments on Loan Payable                                                                       (3,750)                       -
    Proceeds from Sale of Common Stock                                                             12,500                        -
    Due to Related Party                                                                           13,644                   32,598
                                                                                                  -------                   -------

Net Cash Flows Provided by Financing Activities                                                    28,994                   65,027
                                                                                                  -------                   -------
Net Increase (Decrease) in Cash                                                                    12,282                      (22)


Cash - End of Period                                                                             $ 12,399                  $     -
                                                                                                 =========                 ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:

   Interest                                                                                      $    272                  $     -
                                                                                                 ========                  ========
   Income Taxes                                                                                  $      -                  $     -
                                                                                                 ========                  ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable - Related Party Reclassified to Convertible Bond                                $      -                  $ 40,000
                                                                                                 ========                  ========
    Issuance of Common Stock for Debt and Bonds payable                                          $ 430,030                 $      -
                                                                                                 ==========                ========

   The accompanying notes are an integral part of these financial statements

                                  COLMENA CORP.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2002 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year ending September 30, 2003.

In December 2002, the Company formed a new subsidiary, Fitness & Longevity USA, Inc., in anticipation of acquiring a new business.

NOTE 2 - CONVERTIBLE BONDS PAYABLE

On December 31, 2001 (the "Exchange Date"), the Company issued a Class A Convertible Bond to Yankees in exchange for 19,820,712 unexercised warrants and a series of matured and past-due promissory notes held by Yankees. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and essentially consolidated the warrants and promissory notes into the Class A Bond. The Class A Bond was in the original principal amount of $80,000 and had a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City).

The Class A Bond was convertible, at the holder's option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by the holder would be equal to 75% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion is completed, subject to anti-dilutive rights for three months thereafter. Conversion could be effected in whole or in part, and as of September 30, 2002, had converted $40,000 in principal of the Class A Bond into the Company's stock of which 26,009,987 common shares and 260,100 convertible preferred shares remained issuable at September 30, 2002, respectively. At the exchange date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio were considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants were based.

                                  COLMENA CORP.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 - CONVERTIBLE BONDS PAYABLE (Continued)

On May 31, 2002, the bond was assigned by Yankees LLC to the Tucker Family Spendthrift Trust ("TFST") and the Calvo Family Spendthrift Trust ("CFST") in equal shares.

On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and into non-voting preferred stock pursuant. The Company converted the Bonds and issued 52,019,978 shares of its common stock and 520,200 shares of non-voting preferred stock. (See Note 5)

NOTE 3 - LOANS PAYABLE - RELATED PARTIES

On September 24, 2001, the Company entered into a $150,000 revolving credit agreement with Yankee Companies, Inc. Each loan under the agreement will be due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The line of credit was cancelled on December 31, 2001. A new revolving credit agreement was entered into with Yankee Companies, LLC containing terms identical to the agreement with Yankees Companies, Inc. The revolving credit agreement expires in January 2004, subject to automatic annual renewal, and is secured by all of the Company's assets. As of December 18, 2002, the Company entered into several loans under these credit agreements. Borrowings under the revolving credit agreements aggregated $363,630, of which all were assigned to Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust in equal amounts. On March 28, 2002, the Company borrowed an aggregate of $24,000 from Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust (the "Trusts") under the same terms as above. On
December 19, 2002, the Company issued 19,381,549 shares of common stock and 193,815 shares of preferred stock in full satisfaction of these loans of $387,630 (based on a contemporaneous trading price of $0.01 per common share and a fair value of $1.00 per preferred share (based on a conversion ratio equal to 1/100th the number of shares of Preferred Stock as the number of shares of common stock exchanged), respectively), thereby eliminating substantially all of its debts.

                                  COLMENA CORP.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - LOAN PAYABLE

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Additionally, in fiscal 2002, the Company issued 2,500,000 common shares in connection with this settlement. As of January 31, 2003, loan payable to Deutsche amounted to $68,750 and accrued interest was $1,000. As of December 31, 2002, the Company was in arrears by 2.5 payments. Deutsche has agreed to forbear on any collection action at this time. The Company expects to resolve the default within 60 days. Due to the default, all amounts due to Deutche Bank have been classified and reflected as a current liability at December 31, 2002.

NOTE 5 - STOCKHOLDERS' DEFICIT

During the three months ended December 31, 2002, the Company issued 1,260,116 shares of common stock to directors and employees for services rendered, of which 282,066 shares remained issuable at December 31, 2002. In connection with these shares, the Company recorded compensation expense of $23,137 based on the average monthly closing price of the Company's common stock in the month the services were performed. In January 2003, the Company issued these shares.

In order to fund short term capital requirements, the Company raised funds through a private placement of 1,250,000 shares of its common stock to directors of the Company, their families and friends, at $0.01 per share, which provided $12,500 in working capital through December 31, 2002. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. As of December 31, 2002, the shares had not been issued and are included in common stock issuable at December 31, 2002. (See Note 7). As a material subsequent event, the Company sold an additional 1,500,000 shares for additional net proceeds of $15,000 and all shares have been issued.

In December 2002, the Company exchanged 10,000 shares of convertible preferred stock into 1,000,000 common shares.

In December 2002, the Company issued 6,289,449 shares of common stock previously reflected as issuable.

                                  COLMENA CORP.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and non-voting preferred stock, and on December 23, 2002, converted all of their unrelated loans made to the Company into shares of its common and non-voting preferred stock, at $0.01 and $1.00 per share, respectively. As a result of the sequence and timing of such conversion, the Company converted the Bonds and issued 52,019,978 common shares and 520,200 shares of non-voting preferred stock, and issued 19,381,549 shares of common stock and 193,815 shares of preferred stock for loans and accrued consulting fees of $387,630 (based on a contemporaneous market price of $0.01 per common share and $1.00 per preferred share, respectively), thereby eliminating a majority of its debts. In consideration for the agreement to effect their debt conversion in the manner requested by the Company, the Company granted them best price and anti-dilutive rights, which would be triggered in the event the Company issued shares at less than $0.01 per share within the next 24 months. As of December 31, 2002, 20,381,549 of the above common shares had not been issued and are included in common stock issuable at December 31, 2002. In January 2003, the Company issued these shares.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $16,712 for the three months ended December 31, 2002, had a working capital deficiency of $80,301 and an accumulated deficit of $18,358,586 at December 31, 2002. As of January 31, 2003, the Company was in arrears by 2.5 payments on its agreement with Deutsche. Deutsche has agreed to forbear on any collection action at this time. The Company expects to resolve the default within 60 days. Due to the default, all amounts due to Deutche Bank have been classified and reflected as a current liability at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is taking steps to address this situation. It maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations, or locate a merger/acquisition candidate.

NOTE 7 - SUBSEQUENT EVENTS

In January 2003, the Company raised additional funds through its private placements of 2,600,000 shares of its common stock to directors of the Company, their families and friends, at $0.01 per share, which provided $26,000. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. (See Note 5)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

PLAN OF OPERATIONS

Almost all claims and potential claims against our Company and our Company's divested subsidiaries identified by Yankees and amounting to approximately
$644,000 have been amicably resolved through the issuance of approximately 6,475,000 shares of common stock through December 2002. Yankees, on behalf of our Company, is currently conducting negotiations with certain remaining claimants and has made offers of settlement for claims. While management believes that there is a reasonable likelihood that such offers will be accepted, no assurances to that effect can be provided. As of December 31, 2002, we have identified the following claims on which we have pending offers of settlement:

                                    Basis for        Amount   Compromise
Claimant                            Claim            of Claim Offered
Diners Club                           (1)               $  14,206.        (1)
Federal Express                       (2)               $   7,299.        (2)
---------

(1) On March 14, 2001, the circuit court for Palm Beach County, Florida entered a final judgement in favor of Citicorp Diners Club in the amount of $14,206 plus interest (accrued interest to date totals $4,060) for expenses incurred by Madhu Sethi, a former officer of one of our Company's former subsidiaries. In February 2003, we settled this claim and paid $10,000 on February 13, 2003 in full satisfaction of this claim.

(2) Overnight shipping costs incurred in 1998. In February 2003, we settled this claim and paid $5,000 on February 13, 2003 in full satisfaction of this claim.

Except for consulting activities, our Company currently has no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission and our efforts to become an active reseller of BellSouth telecommunications services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
                (Continued)

Consulting Activities

During August 2001, in response to Yankees' suggestions, our Company's board of directors authorized our Company's officers to negotiate consulting agreements with third parties that desire to avail themselves of our Company's experience as a reporting company under the Exchange Act. Such assistance was expected to involve the recruitment and supervision of professional advisors such as attorneys, auditors, investment bankers, transfer agents, officers and directors who have the desired experience in operating public companies, and access to procedures and policies that Yankees has made available for use by our Company in complying with federal and state securities and corporate laws.

Our Company expected, in exchange for such services, that the consulting client will register a percentage of its common stock for issuance to our Company's stockholders, as of an agreed-upon date following the execution of the consulting agreement. The amount of such common stock will vary depending upon the circumstances of each transaction. The issuance of shares to our Company's stockholders will be conditioned on prior registration with the Commission, and the failure to conclude such registration would void the agreement.

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

Our Company does not yet have any consulting clients, although it has and is discussing such possibility with several candidates.

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

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Our Company reported a net loss for the three months ended December 31, 2002 of $46,232 and a net loss for the three months ended December 31, 2001 of $236,352. This translates to per-share loss of $(0.00) for the three months ended December 31, 2002 and a per share loss of $(0.01) for the three months ended December 31, 2001.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001 (Continued)

Our Company had no revenues for the three months ended December 31, 2002 and 2001, respectively.

Overall, operating expenses decreased to $38,566 for the three months ended December 31, 2002 as compared to $191,033 for the three months ended December 31, 2001. The decrease was due to decreased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees to Yankees, which aggregated $-0- and $116,963 for the three months ended December 31, 2002 and 2001, respectively. Effective December 31, 2001, we cancelled our consulting agreement with Yankees.

Professional fees were $994 for the three months ended December 31, 2002 as compared to $12,750 for the three months ended December 31, 2001 and were primarily attributable fees associated with the Company's SEC filings and the settlement of certain lawsuits and claims.

Compensation expense decreased to $33,058 for the three months ended December 31, 2002 as compared $56,644 for the three months ended December 31, 2001. The decrease was due to a decrease in director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

For  the  three  months  ended   December   31,  2002,   selling,   general  and
administrative expenses were $4,514 as compared to $4,676 for the three months ended December 31, 2001.

For the three months ended December 31, 2001, we recorded settlement expense of $30,915 attributable to the settlement of certain lawsuits and claims. There was no settlement income or expense in the three months ended December 31, 2002.

For the three months ended December 31, 2002, interest expense was $7,666 compared to $14,404 for the three months ended December 31, 2001 attributable to the Company's borrowings. The reduction in 2002 is a result of reduced debt.

No additional meaningful comparisons can be made for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, our Company had limited cash on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees, LLC. In order to fund short term capital requirements, through February 14, 2003, our Company concluded a private placements of 3,850,000 shares of its common stock to directors of our company, their families and friends, at $0.01 per share, which provided $38,500 in working capital

At December 31, 2002, our Company had a stockholders' deficit of $80,301. Our Company's future operations and growth are dependent on our ability, with the assistance of the Trusts, to raise capital for expansion and to implement our strategic plan.

On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche also received 2,500,000 shares of restricted common stock.

As of December 31, 2002, loan payable to Deutsche amounted to $68,750. As of January 31, 2003, the Company was in arrears by 2.5 payments on its agreement with Deutsche. Deutsche has agreed to forbear on any collection action at this time. The Company expects to resolve the default within 60 days. Due to the default, all amount due to Deutche Bank have been classified and reflected as a current liability at December 31, 2002.

Net cash used in operations was $(16,712) for the three months ended December 31, 2002 as compared to $(65,049) for the three months ended December 31, 2001. For the three months ended December 31, 2002, cash used in operations was attributable to our net loss offset by an increase in accounts payable and accrued expenses and non-cash consulting expense from the issuance of common stock $6,383 and $23,127, respectively. . For the three months ended December 31, 2001, cash used in operations was attributable to our net loss offset by an increase in accounts payable and accrued expenses, non-cash consulting expense from the issuance of common stock, and stock based settlement expense of $53,425, $86,963, and $30,915, respectively.

Net cash provided by financing activities for the three months ended December 31, 2002 was $28,994 as compared to net cash provided by financing activities of $65,027 for the three months ended December 31, 2001. The difference was primarily attributable to the decrease in funding from a related party and to payments on a settlement loan payable to Deutche Bank.

We currently have no material commitments for capital expenditures. Other than advances received from the Trusts, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2002 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the our Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $16,712 for the three months ended December 31, 2002, had a working capital deficiency of $80,301 and an accumulated deficit of $18,358,586 at December 31, 2002. Additionally, the Company is in default of a settlement agreement for non-payment. These conditions raise substantial doubt about our Company's ability to continue as a going concern.

Our Company is taking steps to address this situation, however. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for a ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations, or locate a merger/acquisition candidate. In the meantime, management will continue to rely on loans from the Trusts to fund operations until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. Through February 14, 2003, the Company received proceeds of $38,500 from sale of common stock to certain officers and directors of the Company. No assurances can be provided, however, that such alternative sources will ever generate income or that the Trusts will continue to provide loans.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, under the supervision and with the participation of our chief executive officer and principal financial and accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2002.

Item 2.  Changes in Securities

     During the three months ended December 31, 2002, we issued 1,260,116 shares of common stock to directors and employees for services rendered, of which 282,066 shares remain issuable at December 31, 2002. In connection with these shares, we recorded compensation expense of $23,137. The Company issued these shares in January 2003.

     In order to fund short term capital requirements, we raised funds through a private placement of 1,250,000 shares of its common stock to directors of the Company, their families and friends, at $0.01 per share, which provided $12,500 in working capital through December 31, 2002. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. As of December 31, 2002, the shares had not been issued and are included in common stock issuable at December 31, 2002. These shares were issued in January 2003.

     In December 2002, the Company exchanged 10,000 shares of convertible preferred stock into 1,000,000 common shares

     In December 2002, the Company issued 6,289,449 shares of common stock previously shown as issuable.

     On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and non-voting preferred stock, and on December 23, 2002, converted all of their unrelated loans made to the Company into shares of its common and non-voting preferred stock, at $0.01 and $1.00 per share, respectively. As a result of the sequence and timing of such conversion, the Company converted the Bonds and issued 52,019,978 common shares and 520,200 shares of non-voting preferred stock, and issued 19,381,549 shares of common stock and 193,815 shares of preferred stock for loans and accrued consulting fees of $387,630 (based on a contemporaneous market price of $0.01 per common share and $1.00 per preferred share, respectively), thereby eliminating a majority of its debts. In consideration for the agreement to effect their debt conversion in the manner requested by the Company, the Company granted them best price and anti-dilutive rights, which would be triggered in the event the Company issued shares at less than $0.01 per share within the next 24 months. As of December 31, 2002, 20,381,549 common shares had not been issued and are included in common stock issuable at December 31, 2002. These shares were issued in January 2003.

Item 3.  Defaults Upon Senior Securities

     As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

As discussed in our 10-KSB for the year ended September 30, 2002 as filed with the Securities and Exchange Commission, our Company was negotiating with Paul Bernstein and Sandra P. Bernstein, his wife (the "Bernsteins"), for the acquisition and development on a turn-key basis, of a publishing, television and website business. While definitive agreements were not executed, the Company took a number of preliminary steps in anticipation of the transaction, including organization of a new wholly owned subsidiary, Fitness & Longevity USA, Inc., a Florida corporation ("F&L"), entry into agreements with its Class A Bondholders and major creditors for conversion of all such debt to equity (see disclosure above); and the preparation of an equity compensation plan for use by F&L to be filed with the Commission on Form S-8 in the event the proposed transaction with the Bernstein's is effected. Currently, we have halted all negotiations with the Bernsteins and do not anticipate effecting this transaction.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits and Index of Exhibits

                  99.6     Sarbanes-Oxley CEO Certification
                  99.7     Sarbanes-Oxley CFO Certification

         (b) Reports on Form 8-K

                  None



SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     COLMENA CORP.

Dated:  February 14, 2003                             By:  /s/ Anthony Q. Joffe
                                                    Anthony Q. Joffe, President,
                                            Chief Executive Officer and Director

Dated:  February 14, 2003                                By:  /s/ Adam Wasserman
                                 Adam Wasserman
                                          Chief Financial Officer and Controller

CERTIFICATIONS

I, Anthony Q. Joffe, the Chief Executive Officer of Colmena Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Colmena Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                      /s/ Anthony Q. Joffe
                                      --------------------------------------
                                      Anthony Q. Joffe, Chief Executive Officer

CERTIFICATIONS

I, Adam Wasserman, Chief Financial Officer of Colmena Corp. certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Colmena Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                  /s/ Adam Wasserman
                                  -----------------------------------------
                                  Adam Wasserman, Chief Financial Officer