Form 10QSB
period 2003-03-31
COLMENA CORP
filed 2003-05-16
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: March 31, 2003
                         Commission file number: 0-27842


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

On April 17, 2003, the issuer had outstanding 114,717,966 shares of common stock, $.01 par value per share.



                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2003




                                                                                               Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2003..........................................                3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended March 31, 2003 and 2002...                 4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended March 31, 2003 and 2002.............                 5

         Condensed Notes to Consolidated Financial Statements..................               6-9

         Item 2 - Management's Discussion and Analysis and Plan of
                     Operation.................................................              10-16
         Item 3 - Control and Procedures.......................................                 16

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings............................................                 16

         Item 2 - Changes in Securities and Use of Proceeds....................                 17

         Item 3 - Default Upon Senior Securities...............................                 17

         Item 4 - Submission of Matters to a Vote of Security Holders.........                  17

         Item 5 - Other Information............................................                 18
         Item 6 - Exhibits and Reports on Form 8-K.............................                 18

         Signatures............................................................                 18


                                       -2-


                                               COLMENA CORP.
                                        CONSOLIDATED BALANCE SHEET
                                              March 31, 2003
                                                (Unaudited)


                                                 ASSETS

CURRENT ASSETS:
     Cash                                                                                                  67
                                                                                                         ------
      Total Assets                                                                                       $ 67
                                                                                                         =======

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Loan Payable                                                                                         68,750
    Accounts Payable and Accrued Expenses                                                                 2,122
    Due to Related Party                                                                                  1,519
                                                                                                          ------

        Total Current Liabilities                                                                        72,391
                                                                                                         -------

STOCKHOLDERS' DEFICIT:
    Preferred Stock ($.001 Par Value; 10,000,000 Share Authorized ;
        No Shares Issued and Outstanding)                                                                   -

    Convertible Preferred Stock ($.001 Par Value; 1,000,000 Share Authorized ;

        692,965 Shares Issued and Outstanding)                                                               693
    Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
        115,822,982 Shares Issued and Outstanding)                                                     1,158,230
    Common Stock Issuable (300,000 Shares at Par Value)                                                    3,000
    Additional Paid-in Capital                                                                        17,186,904
    Accumulated Deficit                                                                              (18,419,818)
    Deferred Consulting                                                                                   (1,333)
                                                                                                     -------------

        Total Stockholders' Deficit                                                                      (72,324)
                                                                                                     -------------

        Total Liabilities and Stockholders' Deficit                                                         $ 67
                                                                                                      =============


    The Accompanying notes are an integral part of these financial statements
                                       -3-

                                  COLMENA CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the Three Months                      For the Six Months
                                                      Ended March 31,                           Ended March 31,
                                                __________________________________________________________________________________
                                                      2003                 2002                 2003                 2002
                                                __________________________________________________________________________________

REVENUES                                              $ -                  $ -                  $ -                  $ -
                                                __________________________________________________________________________________

OPERATING EXPENSES:
    Compensation Expense                             23,670               47,600               56,728              104,244
    Consulting                                        2,667               30,000                2,667              146,963
    Professional and Legal Fees                      12,731                4,552               13,725               17,302
    General and Administrative                       27,474                2,365               31,988                7,041
                                                __________________________________________________________________________________

        Total Operating Expenses                     66,542               84,517              105,108              275,550
                                                __________________________________________________________________________________

LOSS FROM OPERATIONS                                (66,542)             (84,517)            (105,108)            (275,550)
                                                __________________________________________________________________________________

OTHER INCOME (EXPENSES):

    Settlement Income (Expense), net                  6,431               25,094                6,431               (5,821)
    Interest Expense, net                            (1,121)             (13,878)              (8,787)             (28,282)
                                                __________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSES)                         5,310               11,216               (2,356)             (34,103)
                                                __________________________________________________________________________________

NET INCOME (LOSS)                                 $ (61,232)           $ (73,301)          $ (107,464)          $ (309,653)
                                             ===================--===================--===================--===================


BASIC AND DILUTED:
Net Loss Per Common Share - Basic and Diluted          $ (0.00)             $ (0.00)             $ (0.00)             $ (0.01)
                                                      =========--===================--===================--==================



Weighted Common Shares Outstanding - Basic and Diluted  111,885,469           30,898,215           90,260,079           30,898,215
                                                    ===================--===================--===================--=================
    The accompanying notes are an integral part of these financial statement.

                                       -4-





                                  COLMENA CORP.
                      CONSOLIDATED STATEMENTS OF CASH
                                  (unaudited)
                                                                                                 For the Six Months Ended
                                                                                                           March 31,
                                                                                                ______________________________
                                                                                                  2003                  2002



CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                                     $ (107,464)           $ (309,653)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations

           Stock Based Compensation                                                                  53,346                 -
           Stock Options and Warrants Issued to Consultants, Employees and Directors                    -                  86,963
           Stock Based Settlement Expense                                                               -                  30,915

           Increase in:
              Accounts Payable and Accrued Expenses                                                  (13,926)              73,880
                                                                                                     --------              -------

Net Cash Flows Used in Operating Activities                                                          (68,044)            (117,895)
                                                                                                     --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                                        6,600                96,096
    Payments on loan payable                                                                         ( 3,750)                    -
    Proceeds from Sale of Common Stock                                                                41,500                     -
    Proceeds from Sale of Preferred Stock                                                             10,000                     -
    Due to Related Party                                                                              13,644                21,777
                                                                                                     -------               -------

Net Cash Flows Provided by Financing Activities                                                       67,994               117,873
                                                                                                      -------              --------

Net Decrease in Cash                                                                                    (50)                  (22)

Cash - Beginning of Year                                                                                117                    22
                                                                                                       ----                   ---

Cash - End of Period                                                                                   $ 67                   $ -
                                                                                                       =====                  ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                                            $ 272                  $ -
   Income Taxes                                                                                        $ -                    $ -
                                                                                                        ====                   ====

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable - Related Party Reclassified to Convertible Bond                                      $ -                  $ 40,000
    Issuance of Common Stock for Debt and Bonds payable                                                $ 430,030             $ -
                                                                                                      ==========               ====

    Conversion of Series A Preferred Stock to Common Stock                                             $ 48,613              $ -
                                                                                                       =========               ====

    The accompanying notes are an integral part of these financial statements
                                       -5-

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2002 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending September 30, 2003.

In December 2002, the Company formed a new subsidiary, Fitness & Longevity USA, Inc., in anticipation of acquiring a new business. As of the date of this report, this subsidiary is inactive.

NOTE 2 - CONVERTIBLE BONDS PAYABLE

On December 31, 2001 (the "Exchange Date"), the Company issued a Class A Convertible Bond to Yankee Companies, LLC ("Yankees") in exchange for 19,820,712 unexercised warrants and a series of matured and past-due promissory notes held by Yankees. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and essentially consolidated the warrants and promissory notes into the Class A Bond. The Class A Bond was in the original principal amount of $80,000 and had a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City).

The Class A Bond was convertible, at the holder's option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by the holder would be equal to 75% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion was completed, subject to anti-dilutive rights for three months thereafter. Conversion could be effected in whole or in part, and as of September 30, 2002, had converted $40,000 in principal of the Class A Bond into the Company's stock of which 26,009,987 common shares and 260,100 convertible preferred shares remained issuable at September 30, 2002, respectively. At the Exchange Date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio were considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants was based.

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 2 - CONVERTIBLE BONDS PAYABLE (Continued)

On May 31, 2002, the bond was assigned by Yankees to the Tucker Family Spendthrift Trust ("TFST") and the Calvo Family Spendthrift Trust ("CFST") in equal shares.

On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and into non-voting preferred stock. The Company converted the Bonds and issued 52,019,978 shares of its common stock and 520,200 shares of non-voting preferred stock. (See Note 5)

NOTE 3 - LOANS PAYABLE - RELATED PARTIES

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

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





NOTE 4 - LOAN PAYABLE

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Additionally, in fiscal 2002, the Company issued 2,500,000 common shares in connection with this settlement. As of January 31, 2003, loan payable to Deutsche amounted to $68,750 and accrued interest was $1,000. As of March 31, 2003, the Company was in arrears by 5.5 payments. Deutsche has verbally agreed to forbear on any collection action at this time. The Company expects to resolve the default within 60 days. Due to the default, all amounts due to Deutche Bank have been classified and reflected as a current liability at March 31, 2003.

NOTE 5 - STOCKHOLDERS' DEFICIT

During the three months ended March 31, 2003 the Company issued 1,255,116 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $22,987 based on the average monthly closing price of the Company's common stock in the month the services were performed.

During the three months ended March 31, 2003, the Company issued 803,058 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $27,692 based on the average monthly closing price of the Company's common stock in the month the services were performed.

During the three months ended March 31, 2003, the Company issued 100,000 shares of its common stock to a public relations consultant (see Note 6) which vests over the term of the contract or sixty days. In connection with these shares, the Company recorded consulting expense of $2,667 based on the average closing price of the Company's common stock over the vesting period or $0.04 per share. Additionally, the Company recorded $1,333 in deferred compensation which will be amortized over the remaining life of the contract.

In order to fund short term capital requirements, the Company raised funds through a private placement of 4,150,000 shares of its common stock to directors of the Company, their families and friends, at $0.01 per share, which provided $41,500 in working capital through March 31, 2003. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. Additionally, the Company raised funds through a private placement of 10,000 shares of its convertible preferred stock to CFST, at $1.00 per share, which provided $10,000 in working capital through March 31, 2003.

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and non-voting preferred stock, and on December 23, 2002, converted all of their unrelated loans made to the Company into shares of its common and non-voting preferred stock, at $0.01 and $1.00 per share, respectively. As a result of the sequence and timing of such conversion, the Company converted the Bonds and issued 52,019,978 common shares and 520,200 shares of non-voting preferred stock, and issued 19,381,549 shares of common stock and 193,815 shares of preferred stock for loans and accrued consulting fees of $387,630 (based on a contemporaneous market price of $0.01 per common share and $1.00 per preferred share, respectively), thereby eliminating substantially all of its debts. In consideration for the agreement to effect their debt conversion in the manner requested by the Company, the Company granted them best price and anti-dilutive rights, which would be triggered in the event the Company issued shares at less than $0.01 per share within the next 24 months.

NOTE 6 - COMMITMENT

On February 19, 2003, the Company entered into an agreement with a consultant which provides public relations services. The initial term of the contract is for sixty (60) days for which the consultant was compensated with 100,000 shares of the Company's restricted common stock which vest pro-rata over the contract term (see Note 5).

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no other business operations, has recurring losses, had cash used in operations of $68,044 for the six months ended March 31, 2003, had a working capital deficiency of $72,324 and an accumulated deficit of $18,419,818 at March 31, 2003. As of March 31, 2003, the Company was in arrears by 5.5 payments on its agreement with Deutsche. Deutsche has agreed to forbear on any collection action at this time. The Company expects to resolve the default within 60 days. Due to the default, all amounts due to Deutche Bank have been classified and reflected as a current liability at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is taking steps to address this situation. It maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations, or locate a merger/acquisition candidate (see Item 2, below).

NOTE 8 - SUBSEQUENT EVENTS

In April 2003, 1,195,681 shares of the Company's common stock were returned by an employee due to an over issuance for services rendered. The Company accounted for this as a capital contribution against additional paid-in capital at the par value ($.001) of the Company's common stock or $11,957.

In April 2003, warrants were exercised for 90,666 shares of the Company's common stock at an exercise price of $0.02 per warrant.

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

On February 21, 2003, our Company signed a letter of intent with The Global Group ("Global") and Matrix International, Inc. ("Matrix") to acquire the business plan and operations of Global and Matrix. Definitive agreements were drafted and due diligence was underway when as a material subsequent event, Global and Matrix terminated the letter of intent on May 2, 2003. Our company continues to negotiate with other Companies concerning potential acquisitions and will promptly announce any developments that result in a letter of intent.

PLAN OF OPERATIONS

Almost all claims and potential claims against our Company and our Company's divested subsidiaries identified by Yankees and amounting to approximately
$644,000 have been amicably resolved through the issuance of approximately 6,475,000 shares of common stock through March 2003. Yankees, on behalf of our Company, conducted negotiations with certain remaining claimants and made offers of settlement for claims. As of March 31, 2003, we have settled all known claims against our Company settling the follow claims during the quarter ended March 31, 2003:

                                Basis for            Amount
Claimant                            Claim            of Claim
Diners Club                          (1)           $  14,206.
Federal Express                      (2)           $   7,299.
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


Our Company expected, in exchange for such services, that the consulting client would register a percentage of its common stock for issuance to our Company's stockholders, as of an agreed-upon date following the execution of the consulting agreement. The amount of such common stock will vary depending upon the circumstances of each transaction. The issuance of shares to our Company's stockholders will be conditioned on prior registration with the Commission, and the failure to conclude such registration would void the agreement.

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

Our Company does not yet have any consulting clients, although it has and is discussing such possibility with several candidates. During March and April 2003, our Company negotiated with Corblet Corporation, a Florida corporation, to provide such consulting services and a draft consulting agreement was prepared. As a material subsequent event, Corblet terminated these discussions on April 28, 2003.

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

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

Our Company reported a net loss for the six months ended March 31, 2003 of $107,464 and a net loss for the six months ended March 31, 2002 of $309,653. This translates to per-share loss of $(0.00) for the six months ended March 31, 2003 and a per share loss of $(0.01) for the six months ended March 31, 2002.

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002
                                  (Continued)

Our Company had no revenues for the six months ended March 31, 2003 and 2002, respectively.

Overall, operating expenses decreased to $105,108 for the six months ended March 31, 2003 as compared to $275,550 for the six months ended March 31, 2002. The decrease was due to decreased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees, which aggregated
$2,667 and $146,963 for the six months ended March 31, 2003 and 2002, respectively.

Professional fees were $13,725 for the six months ended March 31, 2003 as compared to $17,302 for the six months ended March 31, 2002 and were primarily attributable fees associated with the Company's SEC filings and the settlement of certain lawsuits and claims.

Compensation expense decreased to $56,728 for the six months ended March 31, 2003 as compared $104,244 for the six months ended March 31, 2002. The decrease was due to a decrease in director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

For the six months ended March 31, 2003, selling, general and administrative expenses were $31,988 as compared to $7,041 for the six months ended March 31, 2002. This increase was primarily due to payments to the Company's staff of approximately $19,000 and an increase in communications costs of $3,000.

For the six months ended March 31, 2003, our Company recorded settlement income of $6,431 attributable to the settlement of certain lawsuits and claims. Settlement expense for the six months ended March 31, 2002 was $5,821.

For the six months ended March 31, 2003, interest expense was $8,787 compared to $28,282 for the six months ended March 31, 2002 attributable to the Company's borrowings. The reduction in 2003 is a result of reduced debt.

No additional meaningful comparisons can be made for the six months ended March 31, 2003 as compared to the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, our Company had limited cash on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from Yankees, LLC. In order to fund short-term capital requirements, through February 14, 2003, our Company concluded a private placement of 4,150,000 (300,000 of which are issuable as of March 31, 2003) shares of its common stock to certain officers, directors, their families and friends, and an affiliate of our company, at $0.01 per share, which provided $41,500 in working capital

At March 31, 2003, our Company had a stockholders' deficit of $18,419,818. Our Company's future operations and growth are dependent on our ability, with the assistance of the Trusts, to raise capital for expansion and to implement our strategic plan.

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

As of March 31, 2003, loan payable to Deutsche amounted to $68,750. As of April 30, 2003, the Company was in arrears by 5.5 payments on its agreement with Deutsche. Deutsche has agreed to forbear on any collection action at this time. The Company expects to resolve the default within 60 days. Due to the default, all amount due to Deutche Bank have been classified and reflected as a current liability at March 31, 2003.

Net cash used in operations was ($68,044) for the six months ended March 31, 2003 as compared to ($117,895) for the six months ended March 31, 2002. For the six months ended March 31, 2003, cash used in operations was attributable to our net loss of ($107,464) and a decrease in accounts payable and accrued expenses of ($13,926) offset by non-cash consulting expense from the issuance of common stock $53,346. For the six months ended March 31, 2002, cash used in operations was attributable to our net loss offset by an increase in accounts payable and accrued expenses, non-cash consulting expense from the issuance of common stock, and stock based settlement expense of $73,880, $86,963, and $30,915, respectively.

Net cash provided by financing activities for the six months ended March 31, 2003 was $67,994 as compared to net cash provided by financing activities of $117,873 for the six months ended March 31, 2002. The difference was primarily attributable to the decrease in funding from a related party and to payments on a settlement loan payable to Deutche Bank.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2002 as filed with the Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Our Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Except for recently initiated consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $68,044 for the six months ended March 31, 2003, had a working capital deficiency of $71,324 and an accumulated deficit of $18,418,818 at March 31, 2003. Additionally, the Company is in default of a settlement agreement for non-payment. These conditions raise substantial doubt about our Company's ability to continue as a going concern.

Our Company is taking steps to address this situation. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for a ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations, or locate a merger/acquisition candidate. In the meantime, management will continue to rely on loans from the Trusts to fund operations until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. Through February 14, 2003, the Company received proceeds of $41,500 from sale of common stock to certain officers,directors, their families and friends, and an affiliate of the company.No assurances can be provided, however, that such alternative sources will ever generate income or that the Trusts will continue to provide loans.

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

Item 2.  Changes in Securities

During the three months ended March 31, 2003, the Company issued 803,058 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $27,692 based on the average monthly closing price of the Company's common stock in the month the services were performed.

During the three months ended March 31, 2003, the Company issued 100,000 shares of its common stock to a public relations consultant (see Note 6). In connection with these shares, the Company recorded consulting expense of $3,000 based on the closing price of the Company's common stock on the date the services were performed.

In order to fund short-term capital requirements, we raised funds through a private placement of 4,150,000 shares of its common stock to certain officers, directors, their families and friends, and an affiliate of the Company, at $0.01 per share, which provided $41,500 in working capital through December 31, 2002. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. Additionally, we issued 10,000 shares of our Series A Convertible Preferred Stock in connection with this private placement.

On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and non-voting preferred stock, and on December 23, 2002, converted all of their unrelated loans made to the Company into shares of its common and non-voting preferred stock, at $0.01 and $1.00 per share, respectively. As a result of the sequence and timing of such conversion, the Company converted the Bonds and issued 52,019,978 common shares and 520,200 shares of non-voting preferred stock, and issued 19,381,549 shares of common stock and 193,815 shares of preferred stock for loans and accrued consulting fees of $387,630 (based on a contemporaneous market price of $0.01 per common share and $1.00 per preferred share, respectively), thereby eliminating substantially all of its debts. In consideration for the agreement to effect their debt conversion in the manner requested by the Company, the Company granted them best price and anti-dilutive rights, which would be triggered in the event the Company issued shares at less than $0.01 per share within the next 24 months. During January 2003, we issued 20,381,549 common shares that had been included in common stock issuable at December 31, 2002.

Item 3.  Defaults Upon Senior Securities

As  permitted  by  Commission  Rule  12b-23,   the  response  to  this  item  is
incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         The following are material subsequent events:

          On May 4, 2003, Charles Champion resigned as a director of our Company. The resignation did not involve a disagreement with our Company on any matter relating to our Company's operations, policies or practices.

          On May 6, 2003, our Company's board of directors appointed director Robert Gigliotti, CPA, to fill the remainder of Charles Champion's term as Chair of the Audit Committee and appointed director Lawrence Van Etten to serve as a member of this committee, until the next election of officers and appointment of committee members.

          On May 6, 2003, our Company's board of directors set May 15, 2003 as the record date for the annual meeting of shareholders.

          On May 7, 2003, as authorized by a shareholder resolution dated May 10, 2002, our Company's board of directors abandoned the resolution permitting a reverse split of our Company's common stock. The board will make a new recommendation for a reverse split of our Company's common stock at the next annual meeting of shareholders.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits and Index of Exhibits

                  99.16    Sarbanes-Oxley CEO Certification
                  99.17    Sarbanes-Oxley CFO Certification

         (b) Reports on Form 8-K

                  Date        Financials Included                 Items Reported
                  2/27/03               No                              5, 7
                  5/08/03               No                              5, 6, 7

SIGNATURES

     In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.

Dated:  May 15, 2003                                By:  /s/ Anthony Q. Joffe
                                                    Anthony Q. Joffe, President,
                                            Chief Executive Officer and Director

Dated:  May 15, 2003                                By:  /s/ Adam Wasserman
                                                             Adam Wasserman
                                          Chief Financial Officer and Controller

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

Date: May 15, 2003
                                      /s/ Anthony Q. Joffe
                                      --------------------------------------
                    Anthony Q. Joffe, Chief Executive Officer

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

Date: May 15, 2003

                                  /s/ Adam Wasserman
                                  -----------------------------------------
                                  Adam Wasserman, Chief Financial Officer