Form 10QSB
period 2003-06-30
COLMENA CORP
filed 2003-08-18
CIK 1000285

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal quarter ended: June 30, 2003
                         Commission file number: 0-27842


                                  COLMENA CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                 54-1778587
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification No.)

                               101 SW 11th Avenue
                            Boca Raton, Florida 33486
                    (Address of principal executive offices)
                                   (Zip code)

                                 (561) 392-6010
              (Registrant's telephone number, including area code)


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

     On July 30, 2003, the issuer had outstanding 116,438,976 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2003

                                      INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements

 Consolidated Balance Sheet (Unaudited)
   As of June 30, 2003....................................................  3
 Consolidated Statements of Operations (Unaudited)
   For the Three and Nine Months Ended June 30, 2003 and 2002.............  4
Consolidated Statements of Cash Flows (Unaudited)
   For the Nine Months Ended June 30, 2003 and 2002.......................  5

Condensed Notes to Consolidated Financial Statements...................... 6-9

Item 2 - Management's Discussion and Analysis and Plan of
  Operation............................................................... 9-15

Item 3 - Control and Procedures...........................................  16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................. 16

Item 2 - Changes in Securities and Use of Proceeds......................... 16

Item 3 - Default Upon Senior Securities.................................... 17

Item 4 - Submission of Matters to a Vote of Security Holders............... 17

Item 5 - Other Information................................................. 17

Item 6 - Exhibits and Reports on Form 8-K.................................. 18

Signatures................................................................. 18

                                  COLMENA CORP.

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:

     Cash                                                                                                                       -
                                                                                                                             -------
      Total Assets                                                                                                            $ -
                                                                                                                              ======

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Loan Payable in Default                                                                                                 68,750
    Accounts Payable and Accrued Expenses                                                                                    7,021
    Due to Related Party                                                                                                     1,519
                                                                                                                            --------
        Total Current Liabilities                                                                                           77,290
                                                                                                                           ---------

STOCKHOLDERS' DEFICIT:

    Preferred Stock ($.001 Par Value; 10,000,000 Share Authorized ;
        No Shares Issued and Outstanding)                                                                                        -
    Convertible Preferred Stock ($.001 Par Value; 1,000,000 Share Authorized ;
        701,415 Shares Issued and Outstanding)                                                                                 701
    Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
        116,438,976 Shares Issued and Outstanding)                                                                       1,164,390
    Additional Paid-in Capital                                                                                          17,221,242
    Accumulated Deficit                                                                                                (18,463,623)
    Deferred Consulting                                                                                                         -
                                                                                                                        ------------
        Total Stockholders' Deficit                                                                                        (77,290)
                                                                                                                         -----------
        Total Liabilities and Stockholders' Deficit                                                                           $ -
                                                                                                                         ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                        COLMENA CORP.

            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                                                                          For the Three Months                For the Nine Months
                                                                             Ended June 30,                      Ended June 30,
                                                                          2003              2002              2003             2002
                                                                        -------------------------           ------------------------
REVENUES                                                                   $ -               $ -               $ -              $ -
                                                                        ------------------------------------------------------------
OPERATING EXPENSES:
    Compensation Expense                                                32,001            66,124           105,794          170,368
    Consulting                                                               -                 -             2,667          146,963
    Professional and Legal Fees                                          6,514             5,589            20,239           22,891
    General and Administrative                                           4,170            13,705            19,093           20,746
                                                                        ------------------------------------------------------------
        Total Operating Expenses                                        42,685            85,418           147,793          360,968
                                                                        ------------------------------------------------------------
LOSS FROM OPERATIONS                                                   (42,685)          (85,418)         (147,793)        (360,968)
                                                                        ------------------------------------------------------------

OTHER INCOME (EXPENSES):
    Settlement Income (Expense), net                                         -           344,108             6,431          338,287
    Gain on Agreement Rescission                                             -            30,000                 -           30,000
    Interest Expense, net                                               (1,120)           (3,389)           (9,907)         (31,671)
                                                                        ------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSES)                                           (1,120)          370,719            (3,476)         336,616
                                                                        ------------------------------------------------------------
NET INCOME (LOSS)                                                    $ (43,805)        $ 285,301        $ (151,269)       $ (24,352)
                                                                        ============================================================

BASIC AND DILUTED:
      Net Loss Per Common Share - Basic and Diluted                    $ (0.00)           $ 0.01           $ (0.00)         $ (0.00)
                                                                   ============--================--================-================
      Weighted Common Shares Outstanding - Basic and Diluted       115,772,436        35,169,371        98,764,198       33,015,687
                                                                   ============--================--================-================

The accompanying notes are an integral part of these condensed consolidated financial statements

                                  COLMENA CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the Nine Months
                                                                                                            Ended June 30,
                                                                                                       2003               2002

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                                                            $ (151,269)      $ (24,352)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operations

           Stock Based Compensation                                                                         76,285          16,301
           Stock Options and Warrants Issued to Consultants, Employees and Directors                             -          97,023
           Stock Based Settlement Expense                                                                        -        (333,193)

           Increase in:
              Accounts Payable and Accrued Expenses                                                         (9,027)       114,274
                                                                                                            -------       --------
Net Cash Flows Used in Operating Activities                                                                (84,011)       (129,947)
                                                                                                           --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Loans Payable - Related Party                                                              6,600         105,962
    Payments on Loan Payable                                                                                (3,750)              -
    Proceeds from Sale of Common Stock                                                                      48,950               -
    Proceeds from Sale of Preferred Stock                                                                   18,450               -
    Due to Related Party                                                                                   13,644          23,963
                                                                                                           -------         -------

Net Cash Flows Provided by Financing Activities                                                            83,894         129,925
                                                                                                           -------        --------

Net Decrease in Cash                                                                                          (117)            (22)

Cash - Beginning of Year                                                                                      117               22
                                                                                                              ----             ---
Cash - End of Period                                                                                          $ -             $ -
                                                                                                              ====            ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                                                 $ 272             $ -
                                                                                                             ======           ====
   Income Taxes                                                                                               $ -             $ -
                                                                                                              ====            ====

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable - Related Party Reclassified to Convertible Bond                                             $ -         $ 40,000
                                                                                                              ====        =========
    Issuance of Common Stock for Debt and Bonds payable                                                 $ 430,030             $ -
                                                                                                        ==========            ====
    Conversion of Series A Preferred Stock to Common Stock                                               $ 48,613             $ -
                                                                                                         =========            ====
    Cashless Exercise of Warrants                                                                           $ 907             $ -
                                                                                                            ======            ====

The accompanying notes are an integral part of these condensed consolidated financial statements

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

These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2002 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending September 30, 2003.

In December 2002, the Company formed a new subsidiary, Fitness & Longevity USA, Inc., in anticipation of acquiring a new business. As of the date of this report, this subsidiary is inactive.

NOTE 2 - CONVERTIBLE BONDS PAYABLE

On December 31, 2001 (the "Exchange Date"), the Company issued a Class A Convertible Bond to Yankee Companies LLC ("Yankees") in exchange for 19,820,712 unexercised warrants and a series of matured and past-due promissory notes held by Yankees. The exchange was an exempt transaction pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and essentially consolidated the warrants and promissory notes into the Class A Bond. The Class A Bond was in the original principal amount of $80,000 and had a term of one-year, with interest payable upon maturity at the annualized rate of 2% over the prime rate charged during the Class A Bond's term by Citibank, N.A. (New York City).

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

On September 24, 2001, the Company entered into a $150,000 revolving credit agreement with Yankee Companies, Inc. Each loan under the agreement will be due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The line of credit was cancelled on December 31, 2001. A new revolving credit agreement was entered into with Yankee Companies, LLC containing terms identical to the agreement with Yankees Companies, Inc. The revolving credit agreement expires in January 2004, subject to automatic annual renewal, and is secured by all of the Company's assets. As of December 18, 2002, the Company entered into several loans under these credit agreements. Borrowings under the revolving credit agreements aggregated $363,630, of which all were assigned to Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust in equal amounts. On March 28, 2002, the Company borrowed an aggregate of $24,000 from Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust (the "Trusts") under the same terms as above. On
December 19, 2002, the Company issued 19,381,549 shares of common stock and 193,815 shares of preferred stock in full satisfaction of these loans of $387,630 (based on a contemporaneous trading price of $0.01 per common share and a fair value of $1.00 per preferred share (based on a conversion ratio equal to 1/100th the number of shares of Preferred Stock as the number of shares of common stock exchanged), respectively, thereby eliminating substantially all of its debts.

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - LOAN PAYABLE IN DEFAULT

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000, and was to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Additionally, in fiscal 2002, the Company issued 2,500,000 common shares in connection with this settlement. As of June 30, 2003, loan payable to Deutsche amounted to $68,750. As of June 30, 2003, the Company was in arrears. Deutsche has verbally agreed to forbear on any collection action at this time. Due to the default, all amounts due to Deutche Bank have been classified and reflected as a current liability at June 30, 2003. As a material subsequent event, Deutsche has agreed to convert our debt into shares of our Company's common stock. When this agreement is finalized, our Company will file the appropriate report on Form 8-K.

As of June 30, 2003, accrued interest payable related to this amounted to $3,241 and is included in accounts payable and accrued expense on the accompanying balance sheet.

NOTE 5 - STOCKHOLDERS' DEFICIT

During the three months ended June 30, 2003, the Company issued 676,010 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $21,606 based on the average monthly closing price of the Company's common stock in the month the services were performed.

In order to fund short term capital requirements, during the three months ended June 30, 2003, the Company raised funds through a private placement of 745,000 shares of its common stock to directors of the Company, their families and friends and affiliated entities, at $0.01 per share, which provided $7,450 in working capital for the three months ended June 30, 2003. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. Additionally, the Company raised funds through a private placement of 8,450 shares of its convertible preferred stock to CFST, at $1.00 per share, which provided $ 8,450 in working capital during the three months ended June 30, 2003.

In April 2003, 1,195,681 shares of the Company's common stock were returned by an employee due to an over issuance for services rendered. The Company accounted for this as a capital contribution against additional paid-in capital at the par value ($.01) of the Company's common stock or $11,957.

In April 2003, 200,000 warrants were exercised and the Company issued 90,666 shares of the Company's common stock under a cashless exercise of warrants.

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no other business operations, has recurring losses, had cash used in operations of $84,011 for the nine months ended June 30, 2003, had a working capital deficiency of $77,290 and an accumulated deficit of $18,463,623 at June 30, 2003. As of June 30, 2003, the Company was in arrears on its agreement with Deutsche. Deutsche has agreed to forbear on any collection action at this time. The Company expects to resolve the default within 60 days. Due to the default, all amounts due to Deutche Bank have been classified and reflected as a current liability at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Additionally, as a material subsequent event, the CFST indicated on July 23, 2003, that it would no longer provide funding to our Company. Because the funding arrangement was always 50/50, the TFST indicated that it, too, would no longer provide funding after helping our Company meet its payroll obligations on July 25, 2003. Adam Wasserman, the CFO, and Kevin Dornan, general counsel, have agreed to accrue any funds due them until such time as the Company can afford to pay. Accordingly, the Company is seeking alternative funding sources. No assurances can be provided, however, that such alternative funding sources will be located. Due to the anticipated lack of funding, the Company may not be able to compensate its professionals to allow the Company to continue its compliance under the Exchange Act of 1934, which may cause the Company to lose its quotation on the Over the Counter Bulletin Board (OTCBB).

The Company is taking steps to address this situation. It maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations if funding becomes available, or locate a merger/acquisition candidate (See Item 2, below).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
                (Continued)

On February 21, 2003, our Company signed a letter of intent with The Global Group ("Global") and Matrix International, Inc. ("Matrix") to acquire the business plan and operations of Global and Matrix. Definitive agreements were drafted and due diligence was underway when Global and Matrix terminated the letter of intent on May 2, 2003. Our Company continues to negotiate with other companies concerning potential acquisitions and will promptly announce any developments that result in a letter of intent.

PLAN OF OPERATIONS

Our Company currently has no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the Commission and our efforts to become an active reseller of BellSouth telecommunications services.

Consulting Activities

During March and April 2003, our Company negotiated with Corblet Corporation, a Florida corporation, to provide consulting services and a draft consulting agreement was prepared. Corblet terminated these discussions on April 28, 2003.

The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those, discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to our Company's dependence upon certain key personnel, our ability to manage our growth, our Company's success in implementing our business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our Company or our customers. Many of such risk factors are beyond the control of our Company and its management.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

Our Company reported a net loss for the nine months ended June 30, 2003 of $151,269 and a net loss for the nine months ended June 30, 2002 of $24,352. This translates to per-share loss of $(0.00) for the nine months ended June 30, 2003 and a per share loss of $ (0.00) for the nine months ended June 30, 2002.

Our Company had no revenues for the nine months ended June 30, 2003 and 2002, respectively.

Overall, operating expenses decreased to $ 147,793 for the nine months ended June 30, 2003 as compared to $360,968 for the nine months ended June 30, 2002. The decrease was due to decreased consulting fees resulting from the issuance of common stock warrants and the accrual of consulting fees, which aggregated
$2,667 and $146,963 for the nine months ended June 30, 2003 and 2002, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
                (Continued)

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002 (Continued)

Professional fees were $20,239 for the nine months ended June 30, 2003 as compared to $22,891 for the nine months ended June 30, 2002 and were primarily attributable to fees associated with the Company's SEC filings and the settlement of certain lawsuits and claims.

Compensation expense decreased to $105,794 for the nine months ended June 30, 2003 as compared $170,368 for the nine months ended June 30, 2002. The decrease was due to a decrease in director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

For the nine months ended June 30, 2003, general and administrative expenses were $19,093 as compared to $20,746 for the nine months ended June 30, 2002.

For the nine months ended June 30, 2003, our Company recorded settlement income of $6,431 attributable to the settlement of certain lawsuits and claims. During the nine months ended June 30, 2002, we recorded settlement income of $338,287 consisting of $33,665 settlement expense in connection with the cash payments and the issuance of common shares offset by settlement income of $371,952.

For the nine months ended June 30, 2003, interest expense was $ 9,907 compared to $31,671 for the nine months ended June 30, 2002 attributable to the Company's borrowings. The reduction in 2003 is a result of reduced debt.

No additional meaningful comparisons can be made for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our Company had no cash on hand to meet our obligations. Our Company has financed our operating activities through loans and advances from the two members of Yankees, LLC.

At June 30, 2003, our Company had a stockholders' deficit of $18,463,623. Our Company's future operations and growth are dependent on our ability to raise capital for expansion and to implement our strategic plan.

On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000, and was to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche also received 2,500,000 shares of restricted common stock.

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002 (Continued)

As of June 30, 2003, loan payable to Deutsche amounted to $68,750. As of August 10, 2003, the Company was in arrears on its agreement with Deutsche. Deutsche has agreed to forbear on any collection action at this time. Due to the default, all amounts due to Deutche Bank have been classified and reflected as a current liability at June 30, 2003. As of June 30, 2003, accrued interest payable related to this amounted to $3,241 and is included in accounts payable and accrued expense on the accompanying balance sheet. As a material subsequent event, Deutsche has agreed to convert our debt into shares of our Company's common stock on terms to be negotiated.

Net cash used in operations was ($84,011) for the nine months ended June 30, 2003 as compared to ($129,947) for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, cash used in operations was attributable to our net loss of ($151,269) and a decrease in accounts payable and accrued expenses of ($9,027) offset by non-cash consulting and compensation expense from the issuance of common stock $76,285. For the nine months ended June 30, 2002, cash used in operations of $(129,947) was attributable to our net loss of ($24,352) and offset by an increase in accounts payable and accrued expenses, non-cash consulting and compensation expense from the issuance of common stock, and stock based settlement expense (income) of $114,274, $113,324, and $(333,193), respectively.

Net cash provided by financing activities for the nine months ended June 30, 2003 was $83,894 as compared to net cash provided by financing activities of $129,925 for the nine months ended June 30, 2002. The difference was primarily attributable to the decrease in funding from a related party and to payments on a settlement loan payable to Deutche Bank.

We currently have no material commitments for capital expenditures. Other than advances received in the past from the Trusts, we have no external sources of liquidity. Additionally, as a material subsequent event, the CFST indicated on July 23, 2003, that it would no longer provide funding to our Company. Because the funding arrangement was always 50/50, the TFST indicated that it, too, would no longer provide funding after helping our Company meet its payroll obligations on July 25, 2003. Adam Wasserman, the CFO, and Kevin Dornan, general counsel, have agreed to accrue any funds due them until such time as we can afford to pay. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alternative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.


GOING CONCERN

The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Except for limited consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $84,011 for the nine months ended June 30, 2003, had a working capital deficiency of $77,290 and an accumulated deficit of $18,463,623 at June 30, 2003. Additionally, the Company is in default of a settlement agreement for non-payment. Additionally, as a material subsequent event, the CFST indicated on July 23, 2003, that it would no longer provide funding to our Company. Because the funding arrangement was always 50/50, the TFST indicated that it, too, would no longer provide funding after helping our Company meet its payroll obligations on July 25, 2003. Adam Wasserman, the CFO, and Kevin Dornan, general counsel, have agreed to accrue any funds due them until such time as we can afford to pay. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alternative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). These conditions raise substantial doubt about our Company's ability to continue as a going concern.

Our Company is taking steps to address this situation. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for an ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations if funding becomes available, or locate a merger/acquisition candidate. In the meantime, management will continue to seek sources of funding until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. Through June 30, 2003, the Company received proceeds of $67,400 from sale of common stock and preferred stock to certain officers, directors and affiliates of the Company. Additionally, as a material subsequent event, subsequent to June 30, 2003, the Company's majority shareholders and funding source have decided not to fund the Company's operations in the future. No assurances can be provided, however, that such alternative funding sources will be located.

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

Item 2.  Changes in Securities

During the three months ended June 30, 2003, the Company issued 676,010 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $21,606 based on the average monthly closing price of the Company's common stock in the month the services were performed.

In order to fund short term capital requirements, during the three months ended June 30, 2003, the Company raised funds through a private placement of 745,000 shares of its common stock to directors of the Company, their families and friends and affiliated entities, at $0.01 per share, which provided $7,450 in working capital for the three months ended June 30, 2003. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. Additionally, the Company raised funds through a private placement of 8,450 shares of its convertible preferred stock to CFST, at $1.00 per share, which provided $ 8,450 in working capital during the three months ended June 30, 2003.

In April 2003, 1,195,681 shares of the Company's common stock were returned by an employee due to an over issuance for services rendered. The Company accounted for this as a capital contribution against additional paid-in capital at the par value ($.01) of the Company's common stock or $11,957.

On April 17, 2003, 200,000 warrants were exercised and the Company issued 90,666 shares of the Company's common stock under a cashless exercise of warrants.

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

On May 6, 2003, our Company's board of directors set May 15, 2003 as the record date for the annual meeting of shareholders. That record date was subsequently amended, and will need to be amended again since there is currently no date set for the annual meeting.

On May 7, 2003, as authorized by a shareholder resolution dated May 10, 2002, our Company's board of directors abandoned the resolution permitting a reverse split of our Company's common stock. The board will make a new recommendation for a reverse split of our Company's common stock at the next annual meeting of shareholders.

As a material subsequent event, on August 8, 2003, G. Richard Chamberlin resigned as a director of our Company. The resignation did not involve a disagreement with our Company on any matter relating to our Company's operations, policies or practices.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits
     31.1     Certification pursuant to rule 13a-14(a) of the exchange act - CEO
     31.2     Certification pursuant to rule 13a-14(a) of the exchange act - CFO
     32.1     Sarbanes-Oxley CEO Certification
     32.2     Sarbanes-Oxley CFO Certification

(b) Reports on Form 8-K

   Date                      Financials Included                 Items Reported
   ----                      -------------------                 --------------
  5/08/03                               No                             5, 6, 7


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.

Dated:  August 15, 2003             By:  /s/ Anthony Q. Joffe
                                    Anthony Q. Joffe, President,
                                    Chief Executive Officer and Director

Dated:  August 15, 2003             By:  /s/ Adam Wasserman
                                    Adam Wasserman
                                    Chief Financial Officer and Controller