Form 10KSB
period 2003-09-30
COLMENA CORP
filed 2004-02-12
CIK 1000285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB
              Annual report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934, as amended
                  For the fiscal year ended September 30, 2003

                         Commission File Number 0-27842

                                  Colmena Corp.
               (Name of Small Business Registrant in its charter)

     Delaware (State or other jurisdiction of incorporation or organization)

               54-1778587 (I.R.S. Employer Identification Number)

                  101 SW 11th Avenue; Boca Raton, Florida 33486
           (Address of principal executive offices including zip code)

                 (561) 392-6010 (Registrant's telephone number)

         2500 N. Military Trail, Suite 225-C; Boca Raton, Florida 33431
                        (Former address of our Company)

           Securities registered under Section 12(b) of the Act: None

    Title of each class: None Name of each exchange on which registered: None

              Securities Registered under Section 12(g) of the Act:
                 Common Stock, $0.01 par value (Title of Class)

     Check whether the Registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past twelve months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days: All reports prior to report date (September 30, 2003) have been filed. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

     State Registrant's revenues for its most recent fiscal year: $ 0 (for year ended September 30, 2003)

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $412,305, based on a last transaction price of $0.011 as of December 30, 2003, there being 40,822,254 shares of common stock held by persons other than officers, directors or control persons of the Registrant on such date.

     State the number of shares outstanding of each of the Registrant's classes of equity, as of the latest practicable date: 124,145,663 shares of common stock, as of December 30, 2003.

                             Available Information.

     The public may read and copy any materials filed by Colmena Corp. ("our Company") with the Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our Company and other issuers that file reports electronically with the Commission, at http://www.sec.gov.

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


                                Table of Contents

Part     Item     Page
Number   Number   Number   Caption

I        1        3        Description of Business
         2        4        Description of Property
         3        4        Legal Proceedings
         4        4        Submission of Matters to a Vote of Security Holders

II       5        4        Market for Common  Equity and  Related
                           Stockholder Matters
         6        18       Management's   Discussion   and  Analysis  or  Plan
                           of Operations
         7        21       Financial Statements
         8        46       Changes  In  and  Disagreements  With Accountants  on
                           Accounting and Financial Disclosure
         8A       46        Controls & Procedures

III      9        46       Directors, Executive Officers, Promoters and Control
                           Persons; Compliance With Section 16(a) of the
                           Exchange Act
         10       50       Executive Compensation
         11       52       Security  Ownership  of Certain Beneficial Owners and
                           Management and Related Stockholder Matters
         12       55       Certain Relationships and Related Transactions
         13       56       Exhibits and Reports on Form 8-K

Signatures        57

Certifications    59-60

Additional Information  58

                                    PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

     Pursuant to Rule 12b-23, the information called for by Item 1 is incorporated by reference from the corresponding Item in our Company's annual reports to security holders on Form 10-KSB for the years ended September 30, 2002 and September 30, 2001, and is supplemented as follows:

     In February 2003, our Company settled an $14,132 claim by Citicorp Diners Club for $10,000. We also settled a $7,299 claim by Federal Express for $5,000.

     On August 25, 2003, our Company settled its remaining debt with Deutsche Financial Services Corporation (now known as GE Commercial Distribution Finance Corporation) ("Deutsche/GE"). Our company issued 4,000,000 shares of its common stock to settle the balance on a promissory note in the amount of $68,750 plus accrued interest of $2,241, making Deutsche/GE one of our Company's largest shareholders. A copy of the settlement agreement was filed with our Company's report on Form 8-K dated September 12, 2003.

     Our Company has now settled all outstanding claims with its creditors.

     Our Company no longer maintains any agreements with The Yankees Companies or its members -- the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust -- and the Trusts ceased providing funding to our Company as of July 25, 2003. In order to fund short-term capital requirements during the report period, our Company concluded several private placements of shares of its common stock. See Part II, Items 6 and 7 below, incorporated herein by reference pursuant to Rule 12b-23.

     The Bernstein Project (described in Part 1, Item 1 of our Company's report on Form 10-KSB for the year ended September 30, 2002, incorporated herein by reference), never resulted in a letter of intent, and negotiations were discontinued in January 2003. The subsidiary our Company formed for purposes of this project was dissolved in September 2003.

     On February 21, 2003, our Company signed a letter of intent with Matrix International, Inc. and the Global Group. See our Company's report on Form 8-K, filed on February 27, 2003, incorporated herein by reference pursuant to Rule 12b-23. The letter of intent never resulted in a signed reorganization agreement, and the letter of intent was terminated on May 5, 2003. See our Company's report on Form 8-K, filed on May 8, 2003, incorporated herein by reference pursuant to Rule 12b-23.

     Although our Company discussed providing consulting services to several companies during the report period, our Company did not enter into any consulting agreements, and there were no active discussions with any companies concerning consulting activities as of the report date.

     As a material subsequent event, on October 15, 2003, our Company signed a letter of intent with National ComTel Network Inc., a California corporation engaged in the business of providing telecommunications services to business and residential users (the "Letter" and "National ComTel," respectively). A copy of the Letter was filed as an exhibit to our report of Form 8-K filed November 3, 2003, incorporated herein by reference. Pursuant to the terms of the Letter, our Company intends to acquire all of the securities of National ComTel in exchange for 51% of the outstanding common stock of our Company as of the date of closing. As a result of this proposed transaction, National ComTel would become a wholly owned subsidiary of our Company.

     At the end of 12 months following closing, if National ComTel achieves at least 90% of its profit projections for that time period, National ComTel will receive additional shares of common stock so as to give National ComTel 70% of our Company's outstanding common stock at that time. The proposed acquisition is subject to the condition precedent that all material executive officers and directors for National ComTel will enter into employment agreements with National ComTel on terms satisfactory to our Company.

     The parties hope to sign an acquisition agreement in early February 2004 and complete closing on the transaction sometime during the first quarter of 2004. See our Company's report on Form 8-K filed December 29, 2003 and incorporated herein by reference pursuant to Rule 12b-23. No assurances can be provided, however, that the proposed transaction will be effected or, if effected, that the actual terms will not vary materially from those described above. If the transaction is effected, the Company will provide detailed information in a report on Form 8-K.

     Our Company has not been involved in any bankruptcy, receivership or similar proceeding.


ITEM 2.                    DESCRIPTION OF PROPERTY.

     Our Company's four part-time officers (President, Vice President/Secretary, Chief Financial Officer, and Counsel) are all independent contractors and, as such, provide their own office facilities. Our Company maintains its executive offices at the offices of our Company's President (101 SW 11th Avenue; Boca Raton, Florida 33486). Our Company anticipates that these facilities will be adequate for its needs unless it resumes operations under the BellSouth Agreement or engages in a material acquisition, in which case it anticipates that additional facilities would be obtained.

     Our Company does not maintain, and has no intention to maintain, any investment policies in real estate as described in Item 102(b), Reg. ss. 228.102(b).

ITEM 3.                    LEGAL PROCEEDINGS.

     Our Company was not a party to any legal proceedings during the report period.

     On or about March 3, 2003, the Commission notified our Company that it was conducting an informal investigation into the trading of the securities of our Company by unspecified persons. Our Company has not been notified of any material developments in that informal investigation.


ITEM 4.                    SUBMISSION OF MATTERS TO SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  Market Information.

     During the report period, our Company's common stock was traded in the over-the-counter market and quoted on the over-the-counter electronic bulletin board operated by NASD (the "OTC Bulletin Board"). Bid, offer and transaction report prices for our Company's common stock were available through the OTC Bulletin Board under the symbol CLME.

     Because of the lack of readily available quotations and the limited trading volume frequently associated with over-the-counter securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. The following over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. The range of the reported high and low bid quotations have been derived primarily from information quoted on the OTC Bulletin Board. The following table sets forth the quarterly high and low bid prices (to the nearest $0.125) of our Company's common stock for the years ended September 30, 2002 and September 30, 2003.


Year Ended September 30, 2002
                                                         High              Low
                                                   Transaction       Transaction
                      High              Low              Price             Price

First Quarter         $0.24            $0.03              $0.24            $0.03
Second Quarter        $0.10            $0.03              $0.10            $0.03
Third Quarter         $0.12            $0.03              $0.12           $0.035
Fourth Quarter        $0.10            $0.01              $0.10            $0.01


Year Ended September 30, 2003
                                                          High              Low
                                                   Transaction       Transaction
                      High              Low              Price             Price

First Quarter         $0.04            $0.01              $0.04            $0.01
Second Quarter        $0.11            $0.02              $0.11            $0.02
Third Quarter         $0.03            $0.02              $0.03            $0.02
Fourth Quarter        $0.03            $0.02              $0.03            $0.02


     As of September 30, 2003, seven NASD member firms were listed as market makers in our Company's common stock: Wien Securities; MH Meyerson; Charles Schwaab; Frankel; V Finance; GVRC; and Brokerage America. The transfer agent for our Company's common stock is American Stock Transfer & Trust Company, 59 Maiden Lane; New York, New York 10007.

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

     Penny stocks are low-priced, over-the-counter securities that are prone to manipulation because of their price and a lack of reliable market information regarding them. Under Section 3(a)(51)(A) of the Exchange Act, any equity security is considered to be a "penny stock" unless that security is:


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

Our Company's Common Stock


     The authorized capital stock of our Company currently consists of 650,000,000 shares of common stock, $.01 par value. As of the close of business on September 30, 2003, our Company had 120,438,976 shares of common stock outstanding and 3,334,987 shares of commo0n stock issuable. As a material subsequent event, as of the close of business on December 30, 2003, our Company had 124,145,663 shares of common stock outstanding and held of record by approximately 751 persons. Of those, approximately 214 were holding such securities pursuant to depository arrangements with the actual beneficial owners e.g., securities held in street name for their clients by securities brokers and dealers). The total number of beneficial owners of more than 5% of our Company's outstanding securities is 3.

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

     If any consulting services are rendered by our Company to third parties (see "Part I, Item 1"), it is possible that shares of the capital stock of our Company's clients will be registered with the Commission and issued directly to our Company's stockholders, as a "de facto third party stock dividend"; however, no assurances can be provided that any such distribution will ever take place, or as to the actual economic benefits of any such distribution.

Amounts of Common Equity Subject to Outstanding Options or Warrants to Purchase, or Securities Convertible Into Common Equity of our Company

Common Stock Purchase Warrants

     For 2000 and 2001, our Company issued common stock purchase warrants to our Company's officers and directors, in lieu of cash compensation for their services. Current details concerning such warrants are provided below under "Additional Tabular Information." As of September 30, 2003, 1,181,000 shares of our Company's common stock were reserved for such purpose.

2002 Stock Option Plan

     On November 14, 2001, the board of directors approved a stock option plan for 2002, which was approved by the stockholders at the annual meeting of stockholders held on May 10, 2002. The plan has a term of 10 years unless earlier terminated. A copy of the plan was filed as an exhibit to our Company's report on Form 10-KSB for year ended September 30, 2001.

         The following table illustrates the plan:


Plan Category                       Number of                 Weighted average          Number of securities
                                    securities to be          exercise price of         remaining available for
                                    issued upon exercise of   outstanding options,      future issuance under
                                    outstanding options,      warrants and rights       equity compensation plans
                                    warrants and rights                                 (excluding securities
                                                                                        reflected in column (a))

                                        (a)                     (b)                     (c)
Equity compensation plans
approved by security holders        5,000,000                   (1)                     5,000,000

Equity compensation plans not
approved by security holders             0                       N/A                    0

Total                               5,000,000                   (1)                     5,000,000


__________
(1) The exercise price is to be determined by our Company's stock option committee on a case-by-case basis.

Additional Tabular Information

     As of  December  30,  2003,  our  Company  had  78,146,500  shares  of  its authorized common stock reserved for issuance in conjunction with current obligations to issue additional shares or in the event that currently outstanding options or warrants are exercised. The following table provides summary data concerning such reserved common stock:

Designation      Nature of            Exercise or               Number of Shares
or Holder        The Security         Conversion Price          To Be Reserved

(1)              Warrant              (1)                       1,095,000
(2)              (2)                  (2)                       5,000,000
(3)              (3)                  (3)                       70,251,500
(4)              (4)                  (4)                       1,800,000
------

(1) Represents the shares issuable to members of our Company's board of directors for services rendered during 2000 and 2001 in lieu of cash compensation. The exercise price for some warrants is $0.20 and for others $0.05.

(2) Represents the shares authorized pursuant to our Company's 2002 stock option plan, as disclosed above.

(3) The Calvo Family Spendthrift Trust holds 702,515 shares of non-voting preferred stock, convertible into shares of our Company's common stock. Holders of non-voting preferred stock may never act as "control persons" of our Company and must always hold less than 5% of our Company's common stock at any given time.

(4) Represents the approximate number of shares that may be issuable to members of our Company's board of directors and officers, pursuant to the terms of their agreements, through September 30, 2004.

Amounts of Common Equity That Could Be Sold Pursuant to Rule 144 under the Securities Act

Reporting Period

     As of September 30, 2003, 120,438,976 shares of our Company's common stock were outstanding, of which approximately:

  *  14,192,560 are recognized as free trading by our Company;

  * 106,246,416 have been issued over the years pursuant to exemptions from registration and are thus restricted securities, some of which are eligible for resale under Commission Rule 144 ("Rule 144").

     Of the shares that our Company has instructed its transfer agent to treat as restricted:

  * Approximately 91,648,644 were issued prior to September 30, 2002, and consequently, may currently be sold under Rule 144, subject to Rule 144's volume limitations, notice, public information and manner of sale conditions. The volume limitations restrict quantities sold over 90 day periods to 1% of the total outstanding common stock;

  * Approximately 3,353,023 were issued to persons that do not appear to be affiliates of our Company prior to September 30, 2001, and consequently may be sold by holders that have not been affiliates of our Company for a period of at least 90 days, under the more liberal provisions of Rule 144(k), which dispenses with the volume, public information and manner of sale conditions.

Rule 144

     Pursuant to the provisions of Rule 144(e), permissible sales of securities thereunder are determined as follows:

Sales by affiliates:

     If restricted or other securities are sold for the account of an affiliate of our Company (officers, directors, other control persons or their affiliates, and persons who have been affiliates within the preceding 90 days), the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, shall not exceed the greater of:

          * one percent of the shares or other units of the class outstanding as shown by the most recent report or statement published by our Company, or

          * the average weekly reported volume of trading in such securities on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of notice required by Rule 144(h), or if no such notice is required the date of receipt of the order to execute the transaction by the broker or the date of execution of the transaction directly with a market maker, or

          * the average weekly volume of trading in such securities reported through the consolidated transaction reporting system contemplated by Rule 11Aa3-1 under the Securities Exchange Act of 1934 during the four-week period specified above.

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

          * The amount of securities sold for the account of the estate of a deceased person, or for the account of a beneficiary of such estate, during any period of three months and the amount of securities sold during the same period for the account of the deceased person prior to his death shall not exceed, in the aggregate, the Permitted Volume; provided that no limitation on amount shall apply if the estate or beneficiary thereof is not an affiliate of our Company;

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

Amount of Common Equity That Our Company Has Agreed to Register Under the Securities Act for Sale by Security Holders

     Our Company has not agreed to register any of its common stock except in conjunction with the 2002 stock option plan, as well as its obligation to include the common stock purchase warrants for its officers and directors, the Strategica Shares, and the shares issued to Deutsche/GE, in registration statements that our Company may otherwise file (commonly referred to as "piggyback" registration rights).

Amounts of Common Equity That Our Company Is Considering Publicly Offering or Privately Placing Other than Shares to Be Issued (Pursuant to an Employee Benefit Plan or Dividend Reinvestment Plan), the Offering of Which Could Have a Material Effect on the Market Price of Our Company's Common Equity.

During the Year Following the Reporting Period

     During  the  year  following  the  report  period,   our  Company  will  be
considering material private placements in order to (1) acquire additional funding for operations, or (2) engage in acquisitions.

Recent Sales of Unregistered Securities

During The Three Year Period Preceding Reporting Date

     During the three year period ended September 30, 2003, our Company issued the securities listed in the tables below without registration under the Securities Act in reliance on the exemption from registration requirements cited. Footnotes for all tables follow the last table.

Common Stock:

                  Amount of                                   Total                          Registration
                  Securities                                Offering          Total          Exemption
Date              Sold       Subscriber                   Consideration     Discounts        Relied on
----              -----      ----------                   -------------     ---------        ---------
2000:
November 8        100,000    Patrick V. Graham                  (4)             None             (1)

2001:
May 31            1,844,444  SBV Holdings, Inc.                 (5)             None             (2)
June 30           21,055     Edward C. Dmytryk                  (6)             None             (2)
June 30           56,818     Kevin W. Dornan                    (7)             None             (2)
June 30           21,018     Vanessa H. Lindsey                 (8)             None             (2)
July 31           70,000     Edward C. Dmytryk                  (6)             None             (2)
July 31           31,250     Kevin W. Dornan                    (7)             None             (2)
July 31           58,360     Vanessa H. Lindsey                 (8)             None             (2)
November 15       24,788     Anthony Q. Joffe                   (9)             None             (2)

2002:
June 13           36,904     Adam Wasserman                     (10)            None             (2)
June 13           991,962    Edward C. Dmytryk                  (6)             None             (2)
June 13           175,212    Anthony Q. Joffe                   (9)             None             (2)
June 13           1,022,978  Vanessa H. Lindsey                 (8)             None             (2)
June 13           873,017    Kevin W. Dornan                    (7)             None             (2)
June 13           2,500,000  Deutsche Financial Services        (11)            None             (2)
June 13           1,000,000  Prime Source Leasing               (12)            None             (2)
June 13           1,039,045  Strategica Services Corp.          (13)            None             (2)
August 6          53,147     Vanessa H. Lindsey                 (8)             None             (2)
August 6          28,571     Kevin W. Dornan                    (7)             None             (2)
August 6          28,906     Adam Wasserman                     (10)            None             (2)
August 6          100,000    Anthony Q. Joffe                   (9)             None             (2)
August 21         52,547     Vanessa H. Lindsey                 (8)             None             (2)
August 21         8,333      Kevin W. Dornan                    (7)             None             (2)
August 21         11,111     Adam Wasserman                     (10)            None             (2)
August 21         50,000     Anthony Q. Joffe                   (9)             None             (2)
August 21         39,500     Lawrence R. Van Etten              (14)            None             (2)
August 21         51,500     Charles J. Champion                (14)            None             (2)
August 21         53,000     G. Richard Chamberlin              (14)            None             (2)
August 21         39,500     Edward C. Dmytryk                  (14)            None             (2)
August 21         47,000     Vanessa H. Lindsey                 (14)            None             (2)
August 21         53,000     Anthony Q. Joffe                   (14)            None             (2)
August 21         54,500     Robert S. Gigliotti                (14)            None             (2)
August 29         70,000     Charles J. Champion                (15)            None             (2)
August 29         55,058     Charles J. Champion                (15)            None             (2)
September 4       74,567     Vanessa H. Lindsey                 (8)             None             (2)
September 4       13,333     Kevin W. Dornan                    (7)             None             (2)
September 4       16,667     Adam Wasserman                     (10)            None             (2)
September 4       50,000     Anthony Q. Joffe                   (9)             None             (2)
September 4       15,500     Vanessa H. Lindsey                 (14)            None             (2)
September 4       17,500     Anthony Q. Joffe                   (14)            None             (2)
September 4       18,000     Robert Gigliotti                   (14)            None             (2)
September 4       13,000     Lawrence R. Van Etten              (14)            None             (2)
September 4       17,000     Charles J. Champion                (14)            None             (2)
September 4       17,500     G. Richard Chamberlin              (14)            None             (2)
September 4       10,500     Edward C. Dmytryk                  (14)            None             (2)
October 9         15,500     Lindsey Family Spendthrift Trust   (14)            None             (2)
October 9         17,500     Anthony Q. Joffe                   (14)            None             (2)
October 9         21,500     Robert Gigliotti                   (14)            None             (2)
October 9         13,000     Lawrence R. Van Etten              (14)            None             (2)
October 9         17,500     Charles J. Champion                (14)            None             (2)
October 9         20,000     G. Richard Chamberlin              (14)            None             (2)
October 9         10,500     Edward C. Dmytryk                  (14)            None             (2)
October 9         120,571    Lindsey Family Spendthrift Trust   (8)             None             (2)
October 9         23,143     Kevin W. Dornan                    (7)             None             (2)
October 9         28,571     Adam Wasserman                     (10)            None             (2)
October 9         50,000     Anthony Q. Joffe                   (9)             None             (2)

                  Amount of                                   Total                          Registration
                  Securities                                Offering          Total          Exemption
Date              Sold       Subscriber                   Consideration     Discounts        Relied on
----              -----      ----------                   -------------     ---------        ---------
November 19       15,500     Lindsey Family Spendthrift Trust   (14)            None             (2)
November 19       17,500     Anthony Q. Joffe                   (14)            None             (2)
November 19       21,500     Robert Gigliotti                   (14)            None             (2)
November 19       13,000     Lawrence R. Van Etten              (14)            None             (2)
November 19       17,500     Charles J. Champion                (14)            None             (2)
November 19       20,000     G. Richard Chamberlin              (14)            None             (2)
November 19       10,500     Edward C. Dmytryk                  (14)            None             (2)
November 19       226,350    Lindsey Family Spendthrift Trust   (8)             None             (2)
November 19       47,500     Kevin W. Dornan                    (7)             None             (2)
November 19       50,000     Adam Wasserman                     (10)            None             (2)
November 19       50,000     Anthony Q. Joffe                   (9)             None             (2)
December 6        15,500     Lindsey Family Spendthrift Trust   (14)            None             (2)
December 6        17,500     Anthony Q. Joffe                   (14)            None             (2)
December 6        21,500     Robert Gigliotti                   (14)            None             (2)
December 6        13,000     Lawrence R. Van Etten              (14)            None             (2)
December 6        17,000     Charles J. Champion                (14)            None             (2)
December 6        20,000     G. Richard Chamberlin              (14)            None             (2)
December 6        10,500     Edward C. Dmytryk                  (14)            None             (2)
December 6        153,200    Lindsey Family Spendthrift Trust   (8)             None             (2)
December 6        70,000     Kevin W. Dornan                    (7)             None             (2)
December 6        100,000    Adam Wasserman                     (10)            None             (2)
December 6        50,000     Anthony Q. Joffe                   (9)             None             (2)
December 23       52,019,977 Tucker Family Spenthrift Trust     (16)            None             (2)
December 23       6,289,449  Strategica Services Corporation    (17)            None             (2)
December 24       19,381,549 Tucker Family Spendthrift Trust    (18)            None             (2)
December 31        16,000    Lindsey Family Spendthrift Trust   (14)            None              (2)
December 31        18,000    Anthony Q. Joffe                   (14)            None              (2)
December 31        22,000    Robert Gigliotti                   (14)            None              (2)
December 31        13,500    Lawrence R. Van Etten              (14)            None             (2)
December 31        17,500    Charles J. Champion                (14)            None              (2)
December 31        20,500    G. Richard Chamberlin              (14)            None             (2)
December 31        10,500    Edward C. Dmytryk                  (14)            None              (2)
December 31        53,867    Lindsey Family Spendthrift Trust   (8)             None             (2)
December 31        24,333    Kevin W. Dornan                    (7)             None              (2)
December 31        33,333    Adam Wasserman                     (10)            None              (2)
December 31        50,000    Anthony Q. Joffe                   (9)             None              (2)

2003:

January 6        1,000,000   USA Boating Sales, Inc.            (19)            None              (1)
January 6        1,000,000   Team National, Inc.                (19)            None              (1)
January 6          180,000   G. Richard Chamberlin              (19)            None              (1)
January 6           70,000   Roxene Chamberlin                  (19)            None              (1)
January 6          500,000   Daniel J. Dugan                    (19)            None              (1)
January 31          15,500   Lindsey Family Spendthrift Trust   (14)            None              (2)
January 31          17,500   Anthony Q. Joffe                   (14)            None              (2)
January 31          18,000   Robert Gigliotti                   (14)            None              (2)
January 31          13,000   Lawrence R. Van Etten              (14)            None              (2)
January 31          18,000   Charles J. Champion                (14)            None              (2)
January 31          17,000   G. Richard Chamberlin              (14)            None              (2)
January 31          10,500   Edward C. Dmytryk                  (14)            None              (2)
January 31          81,454   Lindsey Family Spendthrift Trust    (8)            None              (2)
January 31          30,909   Kevin W. Dornan                     (7)            None              (2)
January 31          36,363   Adam Wasserman                     (10)            None              (2)
January 31          50,000   Anthony Q. Joffe                   (9)             None              (2)

                  Amount of                                   Total                          Registration
                  Securities                                Offering          Total          Exemption
Date              Sold       Subscriber                   Consideration     Discounts        Relied on
----              -----      ----------                   -------------     ---------        ---------

February 12      300,000     Robert Gigliotti                   (19)            None              (1)
February 14      795,000     Tucker Family Spendthrift Trust    (19)            None              (1)
February 14        5,000     Tina Dixon-Stokes                  (19)            None              (1)
February 20    4,856,300     Calvo Family Spendthrift Trust     (20)            None
February 24      100,000     Coast to Coast Financial Group, Inc.(3)            None              (1)
February 28       15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
February 28       17,500     Anthony Q. Joffe                   (14)            None              (2)
February 28       25,000     Robert Gigliotti                   (14)            None              (2)
February 28       13,000     Lawrence R. Van Etten              (14)            None              (2)
February 28       17,500     Charles J. Champion                (14)            None              (2)
February 28       22,000     G. Richard Chamberlin              (14)            None              (2)
February 28       10,500     Edward C. Dmytryk                  (14)            None              (2)
February 28       25,250     Lindsey Family Spendthrift Trust    (8)            None              (2)
February 28       18,750     Kevin W. Dornan                    (7)             None              (2)
February 28       25,000     Adam Wasserman                     (10)            None              (2)
February 28       50,000     Anthony Q. Joffe                   (9)             None              (2)
March 10           5,000     Tina Dixon-Stokes                  (19)            None              (1)
March 20          90,666     Charles Champion                   (15)            None              (2)
March 31          15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
March 31          17,500     Anthony Q. Joffe                   (14)            None              (2)
March 31          21,500     Robert Gigliotti                   (14)            None              (2)
March 31          13,000     Lawrence R. Van Etten              (14)            None              (2)
March 31          17,500     Charles J. Champion                (14)            None              (2)
March 31          20,000     G. Richard Chamberlin              (14)            None              (2)
March 31          10,500     Edward C. Dmytryk                  (14)            None              (2)
March 31          19,800     Lindsey Family Spendthrift Trust    (8)            None              (2)
March 31          37,750     Kevin W. Dornan                     (7)            None              (2)
March 31          25,000     Adam Wasserman                     (10)            None              (2)
March 31          50,000     Anthony Q. Joffe                    (9)            None              (2)
April 14          35,891     Tucker Family Spendthrift Trust    (19)            None              (1)
April 30          15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
April 30          17,500     Anthony Q. Joffe                   (14)            None              (2)
April 30          19,000     Robert Gigliotti                   (14)            None              (2)
April 30          13,000     Lawrence R. Van Etten              (14)            None              (2)
April 30          17,500     Charles J. Champion                (14)            None              (2)
April 30          16,500     G. Richard Chamberlin              (14)            None              (2)
April 30          10,500     Edward C. Dmytryk                  (14)            None              (2)
April 30          15,466     Lindsey Family Spendthrift Trust    (8)            None              (2)
April 30          22,222     Kevin W. Dornan                    (7)             None              (2)
April 30          22,222     Adam Wasserman                     (10)            None              (2)
April 30          50,000     Anthony Q. Joffe                   (9)             None              (2)
May 6            495,000     Tucker Family Spendthrift Trust    (19)            None              (2)
May 31            15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
May 31            17,500     Anthony Q. Joffe                   (14)            None              (2)
May 31            21,500     Robert Gigliotti                   (14)            None              (2)
May 31            18,000     Lawrence R. Van Etten              (14)            None              (2)
May 31            16,500     G. Richard Chamberlin              (14)            None              (2)
May 31            10,500     Edward C. Dmytryk                  (14)            None              (2)
May 31            16,800     Lindsey Family Spendthrift Trust    (8)            None              (2)
May 31            32,400     Kevin W. Dornan                    (7)             None              (2)
May 31            40,000     Adam Wasserman                     (10)            None              (2)
May 31            50,000     Anthony Q. Joffe                   (9)             None              (2)


                  Amount of                                   Total                          Registration
                  Securities                                Offering          Total          Exemption
Date              Sold       Subscriber                   Consideration     Discounts        Relied on
----              -----      ----------                   -------------     ---------        ---------

June 30           15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
June 30           17,500     Anthony Q. Joffe                   (14)            None              (2)
June 30           21,500     Robert Gigliotti                   (14)            None              (2)
June 30           18,000     Lawrence R. Van Etten              (14)            None              (2)
June 30           16,500     G. Richard Chamberlin              (14)            None              (2)
June 30           10,500     Edward C. Dmytryk                  (14)            None              (2)
June 30           28,400     Kevin W. Dornan                    (7)             None              (2)
June 30           40,000     Adam Wasserman                     (10)            None              (2)
June 30           50,000     Anthony Q. Joffe                   (9)             None              (2)
July 3           445,000     Tucker Family Spendthrift Trust    (19)            None              (1)
July 3           105,000     Blue Lake Capital Corp.            (19)            None              (1)
July 31          110,000     Tucker Family Spendthrift Trust    (19)            None              (1)
July 31           15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
July 31           17,500     Anthony Q. Joffe                   (14)            None              (2)
July 31           21,500     Robert Gigliotti                   (14)            None              (2)
July 31           18,000     Lawrence R. Van Etten              (14)            None              (2)
July 31           16,500     G. Richard Chamberlin              (14)            None              (2)
July 31           10,500     Edward C. Dmytryk                  (14)            None              (2)
July 31           49,334     Kevin W. Dornan                    (7)             None              (2)
July 31           66,667     Adam Wasserman                     (10)            None              (2)
July 31           50,000     Anthony Q. Joffe                   (9)             None              (2)
August 11      4,000,000     GE Commercial Distrib. Fin. Corp.  (16)            None              (1)
August 31         15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
August 31         17,500     Anthony Q. Joffe                   (14)            None              (2)
August 31         21,500     Robert Gigliotti                   (14)            None              (2)
August 31         18,000     Lawrence R. Van Etten              (14)            None              (2)
August 31         10,500     Edward C. Dmytryk                  (14)            None              (2)
August 31         40,000     Kevin W. Dornan                     (7)            None              (2)
August 31         66,667     Adam Wasserman                     (10)            None              (2)
August 31         50,000     Anthony Q. Joffe                    (9)            None              (2)
September 26   2,500,000     Edith Shugarman Family Trust       (19)            None              (1)
September 30      15,500     Lindsey Family Spendthrift Trust   (14)            None              (2)
September 30      17,500     Anthony Q. Joffe                   (14)            None              (2)
September 30      21,500     Robert Gigliotti                   (14)            None              (2)
September 30      18,000     Lawrence R. Van Etten              (14)            None              (2)
September 30      10,500     Edward C. Dmytryk                  (14)            None              (2)
September 30      17,455     Kevin W. Dornan                     (7)            None              (2)
September 30      36,364     Adam Wasserman                     (10)            None              (2)
September 30      50,000     Anthony Q. Joffe                    (9)            None              (2)


     As a material subsequent event, as of the filing of this report, our Company issued the following shares:

Common Stock:

                  Amount of                                   Total                          Registration
                  Securities                                Offering          Total          Exemption
Date              Sold       Subscriber                   Consideration     Discounts        Relied on
----              -----      ----------                   -------------     ---------        ---------
2003:

October  31       15,500     Lindsey Family Spendthrift Trust   (14)            None             (2)
October  31       17,500     Anthony Q. Joffe                   (14)            None             (2)
October  31       21,500     Robert Gigliotti                   (14)            None             (2)
October  31       18,000     Lawrence R. Van Etten              (14)            None             (2)
October  31       10,500     Edward C. Dmytryk                  (14)            None             (2)
October  31       35,200     Kevin W. Dornan                    (7)             None             (2)
October  31       40,000     Adam Wasserman                     (10)            None             (2)
October  31       50,000     Anthony Q. Joffe                   (9)             None             (2)
November 30       15,500     Lindsey Family Spendthrift Trust   (14)            None             (2)
November 30       17,500     Anthony Q. Joffe                   (14)            None             (2)
November 30       21,500     Robert Gigliotti                   (14)            None             (2)
November 30       18,000     Lawrence R. Van Etten              (14)            None             (2)
November 30       10,000     Edward C. Dmytryk                  (14)            None             (2)
November 30       24,000     Kevin W. Dornan                     (7)            None             (2)
November 30       40,000     Adam Wasserman                     (10)            None             (2)
November 30       50,000     Anthony Q. Joffe                    (9)            None             (2)
--------------

(1) Section 4(2) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes only, the certificates were legended to prevent transfer except in compliance with applicable laws, and the transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by its legal counsel. In addition, each subscriber was directed to review our Company's filings with the Commission under the Exchange Act and was provided with access to our Company's officers, directors, books and records, in order to obtain required information.

(2) Section 4(6) of the Securities Act. In each case, the subscriber was required to represent that the shares were purchased for investment purposes only, the certificates were legended to prevent transfer except in compliance with applicable laws and the transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by its legal counsel. Each subscriber was directed to review our Company's filings with the Commission under the Exchange Act and was provided with access to our Company's officers, directors, books and records, in order to obtain required information; and a Form D reporting the transaction was filed with the Commission.

(3) Shares issued pursuant to a 60-day contract for investor relations services rendered to our Company.

(4) Shares issued pursuant to the settlement agreement approved by the court in the case of Patrick Graham vs. Five Star Cigar, Inc. and others, including Colmena Corp., case no. 99-121194, Circuit Court for Broward County, Florida, involving a defaulted promissory note in the amount of $40,000.

(5) On May 31, 2001, our Company entered into a settlement agreement with SBV. Our Company issued 1,844,444 shares of its common stock to SBV to settle a defaulted promissory note in the amount of $100,000 plus accrued interest of $38,333.

(6) Shares issued for his services as president and chief executive officer of our Company from May 2001 to May 2002. The shares issued on June 13, 2002 were accrued for 10 months pending shareholder approval in May 2002 of an increase in capitalization.


(7) Shares issued for his services as counsel of our Company, pursuant to the terms of his employment agreement as discussed below at Part III, Item 10, Executive Compensation. The shares issued on June 13, 2002 were accrued for 10 months pending shareholder approval in May 2002 of an increase in capitalization.

(8) Shares issued for Vanessa H. Lindsey services as vice president and secretary of our Company, pursuant to the terms of her employment agreement as discussed below at Part III, Item 10, Executive Compensation. The shares issued on June 13, 2002 were accrued for 10 months pending shareholder approval in May 2002 of an increase in capitalization.

(9) Shares issued for his services as president of our Company, pursuant to the terms of his employment agreements as discussed below at Part III, Item 10, Executive Compensation.

(10) Shares issued for his services as chief financial officer and controller of our Company, pursuant to the terms of his employment agreement as discussed below at Part III, Item 10, Executive Compensation.

(11) Shares issued to settle a claim against our Company, as discussed in Part I, Item 1.

(12) Shares issued to settle a claim against our Company, as discussed in Part I, Item 1.

(13) Shares issued to settle a claim against our Company.

(14) Shares issued for monthly services as a board member and a board committee chair or member.

(15) Shares issued upon exercise of warrants held by Mr. Champion.

(16) Shares issued upon conversion of Class A bonds.

(17) Shares issued pursuant to the anti-dilutive provisions contained in the December 31, 2001 Settlement Agreement with Strategica, a copy of which was filed with our Company's report on Form 10-KSB for the year ending September 30, 2001.

(18) Shares issued upon conversion of loans.

(19) Shares issued pursuant to a private placement at $0.01 per share.

(20) Shares issued upon conversion of 48,563 shares of preferred stock.

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

     On February 21, 2003, our Company signed a letter of intent with The Global Group ("Global") and Matrix International, Inc. ("Matrix") to acquire the business plan and operations of Global and Matrix. Definitive agreements were drafted and due diligence was underway when Global and Matrix terminated the letter of intent on May 2, 2003. Our Company has currently signed a letter to acquire National ComTel (see Part I, Item I). Our Company continues to negotiate with other companies concerning potential acquisitions and will promptly announce any developments that result in a letter of intent.

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

YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED SEPTEMBER 30, 2002

     Our Company reported a net loss for the year ended September 30, 2003 of $164,240 and net income for the year ended September 30, 2002 of $105,624. This translates to per-share loss of $(0.00) for the year ended September 30, 2003 and per share income of $0.00 for the year ended September 30, 2002.

     Our Company had no revenues for the years ended September 30, 2003 and 2002, respectively.

     Overall, operating expenses decreased to $172,755 for the year ended September 30, 2003 as compared to $182,596 for the year ended September 30, 2002.

     Compensation expense decreased to $124,640 for the year ended September 30, 2003 as compared $246,457 for the year ended September 30, 2002. The decrease was due to a decrease in director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

     Consulting expenses were $2,667 for the year ended September 30, 2003 as compared to consulting income of $137,846 for the year ended September 30, 2002. The 2002 income resulted from the variable accounting treatment of warrants granted for services.

     Professional fees were $23,456 for the year ended September 30, 2003 as compared to $40,991 for the year ended September 30, 2002 and were primarily attributable to fees associated with the Company's SEC filings and the settlement of certain lawsuits and claims.

     For the year ended September 30, 2003, general and administrative expenses were $21,992 as compared to $32,994 for the year ended September 30, 2002.

     For the year ended September 30, 2003, our Company recorded settlement income of $18,442 attributable to the settlement of certain lawsuits and claims. During the year ended September 30, 2002, we recorded settlement income of $295,483 in connection with the settlement of certain lawsuits and claims.

     For the year ended September 30, 2003, interest expense was $ 9,907 compared to $37,263 for the year ended September 30, 2002 attributable to the Company's borrowings. The reduction in 2003 is a result of reduced debt.

     No additional meaningful comparisons can be made for the year ended September 30, 2003 as compared to the year ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, our Company had $19,912 in cash to meet our outstanding obligations. During the reporting period, the Company financed our operating activities through loans and advances from certain shareholders and from sales of securities.

     At September 30, 2003, our Company had a stockholders' deficit of $18,476,594. Our Company's future operations and growth are dependent on our ability to raise capital for expansion and to implement our strategic plan.

     On May 1, 2002, our Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by our Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000, and was to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche also received 2,500,000 shares of restricted common stock. As of August 11, 2003, our loan payable to Deutsche amounted to $68,750 and had accrued interest due Deutsche of $3,241. On August 11, 2003, we entered into a second settlement agreement with Deutsche. We issued 4,000,000 shares of our common stock in settlement of the remaining debt and accrued interest. We recognized a gain on settlement of this debt of $11,991.

     Net cash used in operations was ($92,549) for the year ended September 30, 2003 as compared to ($199,125) for the year ended September 30, 2002. For the year ended September 30, 2003, cash used in operations was primarily attributable to our net loss of ($164,240), non-cash settlement income of
$18,422, and a decrease in accounts payable and accrued expenses of ($171) offset by non-cash consulting and compensation expense from the issuance of common stock $90,284. For the year ended September 30, 2002, cash used in operations of $(199,125) was attributable to our net income of $105,624, stock based compensation of $112,123 and in increase in accounts payable and accrued expenses of $66,333 offset by, stock options and warrants issued for compensation and stock based settlement income of $(192,816) and $(290,389), respectively.

     Net cash provided by financing activities for the year ended September 30, 2003 was $112,344 as compared to net cash provided by financing activities of $199,220 for the year ended September 30, 2002. The difference was primarily attributable to the decrease in funding from a related party and to payments on a settlement loan payable to Deutche Bank as well as proceeds of $94,600 from the sale of common and preferred stock.

     We currently have no material commitments for capital expenditures. Other than advances received in the past from the Trusts, we have no external sources of liquidity. Additionally, as a material event, the Trusts stopped funding our Company at the end of July 2003. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alternative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

CRITICAL ACCOUNTING POLICIES

     A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2003 contained in this Annual Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

GOING CONCERN

     The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Except for possible consulting activities, the Company has no other active business operations, has recurring losses, had cash used in operations of $92,549 for the year ended September 30, 2003, and an accumulated deficit of $18,476,594 at September 30, 2003. Additionally, as a material event, the Trusts stopped funding our Company at the end of July 2003. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alternative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). These conditions raise substantial doubt about our Company's ability to continue as a going concern.

     Our Company is taking steps to address this situation. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for an ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations if funding becomes available, or locate a merger/acquisition candidate. We currently have a letter of intent to acquire National ComTel during the first calendar quarter of 2004. In the meantime, management will continue to seek sources of funding until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. Through September 30, 2003, the Company received proceeds of $94,600 from sale of common stock and preferred stock to certain officers, directors and affiliates of the Company, and others. We are also seeking new sources of funding. No assurances can be provided, however, that such alternative funding sources will be located.

Audit Committee Report

     Our Company's Audit Committee (the "Committee") has certified that (1) the Committee has reviewed and discussed with management the audited financial statements for the year ended September 30, 2003; (2) the Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented; (3) the Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees), as may be modified or supplemented, and has discussed with the independent accountants the independent accountant's independence; and (4) based on the review and discussion referred to in paragraphs (1) through (3) above, the Committee has recommended to our Company's board of directors that the audited financial statements for the year ended September 30, 2003, be included in this report. The members of the Committee are Charles J. Champion, Jr. and Robert S. Gigliotti. A copy of the Audit Committee letter is filed as an exhibit to this report as required by Item 601(b)(13) of Regulation S-B.

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements and Financial Statement Schedules.

     The auditor's report and audited balance sheet of our Company at September 30, 2003, and related statements of operations, changes in stockholder's equity, and cash flows for the years ended September 30, 2003 and 2002 and notes to financial statements for such years, including indexes therefor, follow in sequentially numbered pages numbered @ through @


                                  COLMENA CORP.
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

                                  Colmena Corp.


Contents
                                                                       Page(s)

Independent Auditors' Report                                            24

Balance Sheet                                                           25

Statements of Operations                                                26

Statements of Changes in Stockholders' Deficiency                       27

Statements of Cash Flows                                                28

Notes to Financial Statements                                           29-45

                          Independent Auditors' Report


To the Board of Directors of:
Colmena Corp.

We have audited the accompanying balance sheet of Colmena Corp. as of September 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colmena Corp. as of September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has no active business operations, has a stockholders' deficiency and working capital deficiency at September 30, 2003 and has cash used in operations in 2003. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, FL
January 6, 2004

                                             COLMENA CORP.
                                             BALANCE SHEET
                                           September 30, 2003

                                                 ASSETS

CURRENT ASSETS:

     Cash                                                                           $ 19,912
                                                                                -------------
      Total Assets                                                                  $ 19,912
                                                                                =============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts Payable and Accrued Expenses                                           $ 6,205
    Loans Payable - Related Parties                                                   2,769
    Loan Payable                                                                          -
                                                                                -------------
        Total Current Liabilities                                                     8,974
                                                                                -------------
STOCKHOLDERS' EQUITY:

    Preferred Stock ($.001 Par Value; 10,000,000 Shares Authorized ;
        No Shares Issued and Outstanding)                                                 -
    Convertible Preferred Stock ($.001 Par Value; 2,000,000 Shares Authorized ;
        702,515 Shares Issued and Outstanding)                                          702
    Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
        120,438,976 Shares Issued and Outstanding)                                1,204,390
    Common Stock Issuable, $.01 Par Value (3,334,987 Shares)                         33,350
    Additional Paid-in Capital                                                   17,249,090
    Accumulated Deficit                                                         (18,476,594)
                                                                                --------------
        Total Stockholders' Equity                                                   10,938
                                                                                --------------
        Total Liabilities and Stockholders' Equity                                 $ 19,912
                                                                                ==============

The accompanying notes are an integral part of these financial statements

                                      COLMENA CORP.
                                STATEMENTS OF OPERATIONS

                                                                                                             For the Years
                                                                                                          Ended September 30,
                                                                                                   2003                    2002

REVENUES                                                                                      $       -                    $ -
                                                                                        ----------------        ----------------
OPERATING EXPENSES:
    Compensation Expense                                                                        124,640                246,457
    Consulting                                                                                    2,667               (137,846)
    Professional and Legal Fees                                                                  23,456                 40,991
    Selling, General and Administrative                                                          21,992                 32,994
                                                                                        ----------------        ---------------
        Total Operating Expenses                                                                172,755                182,596
                                                                                        ----------------        ---------------
LOSS FROM OPERATIONS                                                                           (172,755)              (182,596)
                                                                                        ----------------        ---------------
OTHER INCOME (EXPENSES):
    Settlement Income (Expense), net                                                             18,422                295,483
    Gain on Agreement Rescission                                                                      -                 30,000
    Interest Expense, net                                                                        (9,907)               (37,263)
                                                                                        ----------------        ---------------
TOTAL OTHER INCOME (EXPENSES)                                                                     8,515                288,220
                                                                                        ----------------        ---------------
NET INCOME (LOSS)                                                                            $ (164,240)            $  105,624
                                                                                        =================       ===============
BASIC AND DILUTED:

      Net Income (Loss) Per Common Share - Basic                                             $ (0.00)               $ 0.00
                                                                                        ================        ===============
      Net Income (Loss) Per Common Share - Diluted                                           $ (0.00)               $ 0.00
                                                                                        ================        ===============
      Weighted Common Shares Outstanding - Basic                                            103,295,923             34,191,555
                                                                                        =================       ===============
      Weighted Common Shares Outstanding - Diluted                                          103,295,923            117,346,507
                                                                                        =================       ===============

  The accompanying notes are an integral part of these financial statements
                                     26

                                  COLMENA CORP.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Years Ended September 30, 2002 and 2003

                                                                                        Preferred Stock
                                                                Preferred Stock $.001   Issuable              Common Stock $.01 Par
                                                                Shares       Amount     Shares      Amount      Shares       Amount

Balance at September 30, 2001                                   -         $     -       -        $     -     19,975,204   $  199,752

Stock warrants issued under consulting agreement and effect of
       variable accounting method                               -               -       -              -              -            -

Common stock previously issuable as compensation                -               -       -              -        200,000        2,000

Stock issuable pursuant to anti-dilutive rights                 -               -       260,100       2,601          -            -

Common stock issued for debt and debt-related settlements       -               -       -              -      6,424,869       64,249

Common stock issued for services                                -               -       -              -      1,263,157       12,632

Common stock issued for non-debt related settlements            -               -       -              -      1,030,495       10,305

Stock Warrants issued to Directors'                             -               -       -              -          -            -

Common stock converted to preferred stock                   27,563              28      -              -    (2,756,251)     (27,563)

Common stock issued upon warrant exercise                       -               -       -              -        125,058        1,250

Net loss for the year ended September 30, 2002                  -               -       -              -          -            -
                                                          --------------------------------------------------------------------------
Balance at September 30, 2002                               27,563              28      260,100       2,601  26,262,532      262,625

Common stock issued or issuable for services                    -               -       -              -      2,834,183       28,343

Common stock returned for services                              -               -       -              -    (1,195,681)     (11,957)

Common stock issued for warrants                                -               -       -              -         90,666          907

Stock issued for in connection with conversion of bond payable 520,200          520    (260,100)     (2,601)  52,019,978     520,200

Stock issued pursuant to anti-dilutive rights,
                                        previously issable     -                -       -               -     6,289,449       62,894

Stock issued or issuable for debt                           193,815             194     -                -   19,381,549      193,815

Common stock issued or issuable in connection with
                                         private placement     -                -       -                -    4,895,000       48,950

Conversion of Series A Preferred Stock into common          (48,613)            (49)    -                -    4,861,300       48,613

Preferred shares exchanged for common                       (10,000)            (10)                          1,000,000       10,000

Preferred stock issued in connection with private placem     19,550              19     -                -          -            -

Common stock issued in settlement of guaranteed loan           -                -       -                -    4,000,000       40,000

Net loss for the year ended September 30, 2003                 -                -       -                -          -            -
                                                         ---------------------------------------------------------------------------
Balance at September 30, 2003                               702,515            $ 702    -              $ -   120,438,976  $1,204,390
                                                         ===========================================================================

The accompanying notes are an integral part of these financial statements
                                       27

                                 COLMENA CORP.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Years Ended September 30, 2002 and 2003

                                                                     Common Stock           Additional                     Total
                                                                       Issuable             Paid-in      Accumulated   Stockholders'
                                                                    Shares     Amount       Capital       Deficit         Equity

Balance at September 30, 2001                                    10,474,970  $ 104,749   $ 17,182,541  $ (18,417,978)    $ (930,936)
Stock warrants issued under consulting agreement and effect of
       variable accounting method                                         -          -      (197,846)             -        (197,846)

Common stock previously issuable as compensation                   (200,000)    (2,000)          -              -               -

Stock issuable pursuant to anti-dilutive rights                   22,024,466    220,245      (97,701)             -         125,145

Common stock issued for debt and debt-related settlements                 -          -       219,217              -         283,466

Common stock issued for services                                          -          -        68,575              -          81,207

Common stock issued for non-debt related settlements                      -          -        20,610              -          30,915

Stock Warrants issued to Directors'                                       -          -         5,030              -           5,030

Common stock converted to preferred stock                                 -          -        27,535              -               -

Common stock issued upon warrant exercise                                 -          -        (1,250)             -               -

Net loss for the year ended September 30, 2002                            -          -             -         105,624         105,624
                                                        ---------------------------------------------------------------------------
Balance at September 30, 2002                                     32,299,436    322,994    17,226,711    (18,312,354)      (497,395)

Common stock issued or issuable for services                         724,987      7,250        54,691              -          90,284

Common stock returned for services                                   (11,957)                                 11,957              -

Common stock issued for warrants                                         907          -          -              (907)             -

Stock issued for in connection with conversion of bond           (26,009,987)  (260,100)     (220,360)            -           37,659

Stock issued pursuant to anti-dilutive rights, previously issuable (6,289,449)   (62,894)          -              -               -

Stock issued or issuable for debt                                         -          -         196,021            -         390,030

Common stock issued or issuable in connection with
                                               private placement     2,610,000     26,100           -              -          75,050

Conversion of Series A Preferred Stock into common                        -          -         (48,564)            -               -

Preferred shares exchanged for common                                     -          -          (9,990)            -               -

Preferred stock issued in connection with private placem                  -          -          19,531             -          19,550

Common stock issued in settlement of guaranteed loan                      -          -          20,000             -          60,000

Net loss for the year ended September 30, 2003                            -          -              -        (164,240)     (164,240)
                                                              ----------------------------------------------------------------------
Balance at September 30, 2003                                        3,334,987   $ 33,350   $ 17,249,090  $ (18,476,594)    $ 10,938
                                                              ======================================================================

The accompanying notes are an integral part of these financial statements
                                      27a

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                     For the Year Ended September 30,
                                                                                 ------------------------------------------
                                                                                     2003                  2002
                                                                                 ---------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                              $ (164,240)            $ 105,624
    Adjustments to Reconcile Net Income (Loss) To Net Cash Used in Operations

           Stock Based Compensation                                                    90,284               112,123
           Stock Options and Warrants Issued to Consultants, Employees and Directors        -              (192,816)
           Stock Based Settlement Expense                                                   -                     -
           Settlement Income                                                          (18,422)             (290,389)

           Decrease in:
              Accounts Payable and Accrued Expenses                                      (171)              66,333

Net Cash Flows Used in Operating Activities                                           (92,549)             (199,125)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                         9,369                24,000
    Payments on Loan Payable                                                           (3,750)               (7,500)
    Proceeds from Sale of Common Stock                                                 75,050                     -
    Proceeds from Sale of Preferred Stock                                              19,550                     -
    Due to Related Party                                                               12,125               182,720

Net Cash Flows Provided by Financing Activities                                       112,344               199,220

Net Increase (Decrease) in Cash                                                        19,795                    95

Cash - Beginning of Year                                                                  117                    22

Cash - End of Year                                                                   $ 19,912                 $ 117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                             $ 272                 $ 898
   Income Taxes                                                                           $ -                   $ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Note Payable - Related Party Reclassified to Convertible Bond                         $ -              $ 40,000
    Issuance of Common Stock for Settlement of Debt                                  $ 71,991             $ 283,466
    Note Payable - Related Party Reclassified to Convertible Bond                         $ -                   $ -
    Issuance of Common Stock for Debt and Bonds payable                             $ 430,030                   $ -
    Conversion of Series A Preferred Stock to Common Stock                          $  48,613                   $ -
    Cashless Exercise of Warrants                                                       $ 907                   $ -


                                  Colmena Corp.
                          Notes to Financial Statements
                               September 30, 2003


Note 1   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations

Colmena Corp. (the "Company"), a Delaware corporation, was formerly involved in the telecommunications industry and other industries through operating subsidiaries which were sold in fiscal 1999. The Company currently seeks to act as a consultant in the telecommunications industry or seek other opportunities.

 (B) Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates in 2003 and 2002 include valuation of non-cash capital stock issuances and valuation of the deferred tax asset.

(C) Cash and Cash Equivalents

For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

(D) Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

Note 1 Nature of Operations and Summary of Significant Accounting Policies (Continued)

(F) Loss per Share

Net income (loss) per common share for the year ended September 30, 2002 is based upon the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, Number 128 "Earnings Per Share." The assumed exercise of common stock equivalents was not utilized in 2003 since the effect was anti-dilutive due to the net loss.

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

Note 2   Settlement Agreements

On December 31, 2001, the Company's board of directors determined that it was in the best interests of the Company to enter into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively). In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998 (the "1998 Services Agreement," discussed more fully below), the Company issued Strategica 1,030,495 shares of its common stock, which represented 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares"). The Strategica Shares have anti-dilution rights tied proportionately only to the class A convertible bond held by the Yankee Companies, LLC members (the "Class A Bond" and "Yankees members," respectively) upon complete conversion of the Class A Bond. The $80,000 Class A Bond, with a remaining principal amount of $40,000 plus accrued interest, gives Yankees members the right to acquire up to 75% of the Company's authorized and reserved common stock (the "Yankees Member Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Members Shares are reduced below 75%, and in direct proportion thereto.

The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Class A Bond and the payment of specified liabilities of the Company, the Strategica Shares will not be diluted below 2.5% of the Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter. Settlement expense of $153,719 was recognized in fiscal year 2002 based on the variable accounting method pursuant to EITF 96-18. The above aggregate settlement expense related to the anti-dilutive provisions of this settlement agreement may increase or decrease under the variable accounting method until such time as the anti-dilutive provision expires and the final shares issued to Strategica are determined. In December 2002, the Company issued 6,289,449 shares of its common stock relating to these anti-dilutive provisions. (see Note 6 (B))

On March 6, 2002, the Company entered into a settlement agreement with a vendor and paid $2,750 in full settlement of debt. In connection with this settlement, the Company recorded settlement income of $25,094 on March 6, 2002.

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

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche"). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche received an initial payment of $20,000 as of the filing of this report, and is receiving an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Additionally, the Company issued 2,500,000 common shares in connection with this settlement (see Note 6 and Note
8). These shares are included in the 6,424,869 shares in the statement of Changes in Stockholders' Equity. In connection with this settlement agreement, the Company recorded settlement income of $323,502. On August 11, 2003, the Company entered into a second settlement agreement and issued 4,000,000 shares of its common stock in full settlement of the remaining debt of $71,991, which included outstanding accrued interest of $3,241. The Company recognized a gain on settlement of $11,991 relating to this settlement.(see Note 6)

In February 2003, the Company reached a settlement with two vendors for $15,000. This resulted in a settlement gain of $6,431.

Note 3   Convertible Bonds Payable - Related Parties

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

The Class A Bond was convertible, at the holder's option, into shares of the Company's securities such that, upon complete conversion, the number of shares owned by the holder would be equal to 75% of the Company's outstanding and reserved capital stock, as defined in the bond document, at the time conversion was completed, subject to anti-dilutive rights for three months thereafter. Conversion could be effected in whole or in part, and as of September 30, 2002, had converted $40,000 in principal of the Class A Bond into the Company's stock. At the Exchange Date, the fair market value of the conversion feature of the Bond was equal to the fair market value of the warrants cancelled and therefore, there was no charge or credit to operations for the exchange. In substance, anti-dilutive changes in the conversion ratio were considered a consulting expense pursuant to the consulting agreement on which the issuance of the prior warrants was based.

On May 31, 2002, the bond was assigned by Yankees to the Tucker Family Spendthrift Trust ("TFST") and the Calvo Family Spendthrift Trust ("CFST") in equal shares.

On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and into non-voting preferred stock. The Company converted the Bonds and issued 52,019,978 shares of its common stock and 520,200 shares of non-voting preferred stock. (See Notes 4 and 6)

Note 4   Loans Payable - Related Parties

On September 24, 2001, the Company entered into a $150,000 revolving credit agreement with Yankee Companies, Inc. Each loan under the agreement will be due one year from the date of the loan and bears interest at an annualized rate of 2% over the prime rate charged during the period by Citibank, N.A. and is payable upon demand after the one year term. The line of credit was cancelled on December 31, 2001. A new revolving credit agreement was entered into with Yankee Companies, LLC containing terms identical to the agreement with Yankees Companies, Inc. The revolving credit agreement expires in January 2004, subject to automatic annual renewal, and is secured by all of the Company's assets; however, due to changes in the management of Yankees, the Company no longer considers these funds available and deems the line of credit terminated. As of December 18, 2002, the Company entered into several loans under these credit agreements. Borrowings under the revolving credit agreements aggregated $363,630, of which all were assigned to Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust in equal amounts. On March 28, 2002, the Company borrowed an aggregate of $24,000 from Tucker Family Spendthrift Trust and Calvo Family Spendthrift Trust (the "Trusts") under the same terms as above. On
December 19, 2002, the Company issued 19,381,549 shares of common stock and 193,815 shares of preferred stock in full satisfaction of these loans of $387,630 and $2,400 in accrued interest (based on a contemporaneous trading price of $0.01 per common share and a fair value of $1.00 per preferred share (based on a conversion ratio equal to 1/100th the number of shares of Preferred Stock as the number of shares of common stock exchanged), respectively, thereby eliminating substantially all of its debts.

As of September 30, 2003, the Company had received advances of $2,769 from two related parties, these advances bear interest at the prime rate plus two percentage points. These advances are due upon demand.

Note 5   Commitments and Contingencies

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

In connection with the consulting agreement between the Company and Yankees, an additional 3,091,484 shares of common stock became subject to the Yankees' warrants during the year ended September 30, 2002 as a result of their anti-dilutive provisions. Accordingly, consulting expense of $86,963 was recognized during the year ended September 30, 2002. Since Yankees previously paid for 50% of these shares, the Company included 1,545,742 shares in common stock issuable as of September 30, 2002. The consulting agreement was cancelled on December 31, 2001 upon conversion of all the warrants to a convertible bond (see Note 3).

See Note 6(D) for warrant grants and exercise under these agreements.

(B) Employment Agreements

Effective May 10, 2002, the Company entered into an employment agreement with an individual (the "President") pursuant to which he is engaged as the Company's president and chief executive officer. The agreement has a initial term of 30 days and then continues on a month-to-month basis until the next election of Company officers by the board of directors or unless terminated earlier. As consideration for the President's services, the President receives 50,000 shares of common stock per month for services rendered. This compensation is paid at the end of each month in shares of the Company's common stock. Compensation expense is recorded monthly and is calculated by using the average closing transaction price of the common stock for the month then ended. See note 6(b) for stock issuances.

Effective June 14, 2001, the Company entered into an employment agreement with its vice president and secretary. The agreement is for a term of one year, with renewal thereafter from year to year unless either the Company or the Secretary gives at least 60 days notice prior to the end of the then current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for the Secretary's services, the Company has agreed to compensate her according to the Company's pro rata share (assuming a 40 hour work week) of a base salary of $5,000 per month, for time actually devoted to her duties on behalf of the Company. This compensation is paid at the end of each month, and is paid partly in cash and partly in an amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended. The agreement was orally amended as of September 1, 2003, to provide that it was terminable upon 30 days notice and to change the compensation to a flat hourly rate of $10 in cash plus $20 in common stock.

Effective June 18, 2001, the Company engaged its general counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (based on the number of clients for whom he is providing legal services) of (1) his current base salary of $40,000 per year and (2) $2,500 per month in common stock. The stock portion is paid at the end of each month, and is paid by an equivalent amount of the Company's common stock calculated by using the average closing transaction price of the stock for the month then ended. Effective July 1, 2002, the Company amended its engagement agreement with Kevin W. Dornan, Esquire, who will henceforth serve as the Company's part-time securities counsel. As consideration for his services, the Company has agreed to compensate him according to the Company's pro rata share (which is currently 50%, based on the number of clients for whom he is providing legal services) of (1) his current base salary of $700 per week in cash and (2) $400 per week in common stock. The equity portion is paid at the end of the month, and is paid by equivalent amount of the Company's common stock calculated by using the average closing transaction price for the month then ended. The agreement was orally amended as of September 1, 2003, to provide that it was terminable upon 30 days notice and to change the compensation to a flat hourly rate of $40 in cash plus $20 in common stock.

In July 2002, the Company engaged its Chief Financial Officer and Controller who is paid hourly for services performed and $1,000 worth of common shares of the Company per month computed based on the average closing price for the month ended. The engagement agreement is terminable upon 30 days notice.

(C) Director Agreements

Effective May 9, 2002, the Company entered into agreements with 7 individuals (the "Directors") pursuant to which they will serve as Directors. The agreements are for a term of one year, the term is automatically renewable unless superceded. As consideration for the Director's services, the members of the Company's board of directors will each receive 10,000 shares per month of the Company's common stock plus 5,000 additional shares for service on the audit and executive committee, 2,500 shares for each additional committee of the board of directors on which they serve, 2,000 additional shares for service on the audit or executive committee of the board of directors on which they serve as chair, and 1,000 additional shares for each committee of the board of directors on which they serve as chair plus shares for attending meetings. (See Note 6)

(D) BellSouth Agreement

In November 1999, the Company entered into a two-year agreement with BellSouth Telecommunications, Inc. to become an alternative local exchange telecommunications company ("CLEC") in stipulated states. The Company has not activated its service and has no obligation under the agreement until usage begins. The agreement's initial term ended November 22, 2001 and then continued from month to month. In May 2002, the Company renewed this agreement until May 2005.

Note 6   Stockholders' Equity

(A)      Preferred Stock

On May 14, 2002, the Company's board of directors adopted a certificate of designation for 1,000,000 shares of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the "Certificate of Designation"). The Certificate of Designation designated 1,000,000 shares as "Class A Non-Voting, Convertible Preferred Stock" (the "Preferred Stock"). The holder of shares of the Preferred Stock will be entitled to all dividends declared by the board of directors at a rate per share 100 times that paid per share of common stock, and will be entitled to convert each share of Preferred Stock for 100 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule 144) is less than 5% of our Company's outstanding common stock so that the holder will not be deemed to have "control" within the meaning of Commission Rule 405. The Certificate of Designation further provides:
(1) for liquidation rights that treat one share of Preferred Stock as if it were 100 shares of common stock in the event of the liquidation, dissolution or winding up of our Company; (2) that the Preferred Stock will have no voting rights; and (3) that no holder of Preferred Stock may serve as an officer or director of our Company, or serve in any capacity with our Company that would render such person a "control person" within the meaning of the Securities Act or the Exchange Act. On April 17, 2003, the Certificate of Designation was amended to designate a total of 2,000,000 shares of Preferred Stock.

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

As of May 2001, the Company was obligated to issue 200,000 common shares to Anthony Q. Joffe, a former president and current chairman of the board, under his employment agreement at that time, which has terminated. On November 15, 2001, 24,788 of the shares issuable under this agreement were issued, with the remaining 175,212 shares issued in June 2002.

During 2003 and 2002, nil and 3,091,484 common shares, respectively, became subject to the consultant warrants and subject to anti-dilutive rights related to the convertible bonds payable (Note 3). Of the total 112,039,951 common shares underlying the warrants and convertible bonds payable with an aggregate exercise price of $80,000, 34,009,988 common shares and 260,100 convertible preferred shares were considered as having been issuable based on a $40,000 payment for exercise made through September 30, 2002. The fair value of the warrants and the anti-dilutive convertible bonds common stock equivalents were estimated on the dates of grant using the variable accounting method pursuant to EITF 96-18. Accordingly, consulting (income) expense of nil and $(197,846) was recognized during the years ended September 30, 2003 and 2002, respectively.

On December 31, 2001, the Company's board of directors determined that it was in the best interests of the Company to enter into a settlement agreement with Strategica Services Corporation (the "Settlement Agreement" and "Strategica," respectively) (See note 2). In exchange for the cancellation of any and all prior agreements between the parties and their affiliates, including but not limited to an "Investment Banking and Advisory Services Agreement" dated May 7, 1998, and subject to the effectiveness of a sufficient increase in capitalization by the Company's stockholders, the Company issued Strategica 1,030,495 shares of its common stock on June 13, 2002, which will represent 4.9% of the common stock outstanding immediately after such issuance based on the 20,000,000 shares outstanding as of the date of the Settlement Agreement (the "Strategica Shares"). The Strategica Shares have anti-dilution rights tied proportionately only to the Class A Bond held by the Yankee Companies, LLC (or any successor instrument thereto) upon complete conversion of the Class A Bond. The Class A Bond, in the original principal amount of $80,000 plus accrued interest, gives Yankees the right to acquire up to 75% of the Company's authorized and reserved common stock (the "Yankees Shares"), and the Strategica Shares will be reduced below 4.9% only to the extent the Yankees Shares are reduced below 75%, and in direct proportion thereto. The Settlement Agreement's anti-dilution terms further provide that upon complete conversion of the Class A Bond and the payment of specified liabilities of the Company, the Strategica Shares will not be diluted below 2.5% of the Company's then-outstanding common stock but that Strategica will have no further anti-dilutive rights thereafter. In December 2002, the Company issued 6,289,449 shares of its common stock pursuant to these anti-dilutive rights. (see Note 6 (B))

In connection with the above Strategica shares, the Company recorded settlement expense of $30,915 or $.03 per share during the year ended September 30, 2002 which represents the fair market value of the common shares issued as of the date of the agreement. Additional settlement expense of $122,804 was recognized in fiscal year 2002 based on the variable accounting method pursuant to EITF 96-18. The above aggregate settlement expense of $153,719 based on a September 30, 2002 trading price of $.021 related to the anti-dilutive provisions of this Settlement Agreement may increase or decrease under the variable accounting method until such time as the anti-dilutive provision expires and the final quantity of shares to be issued as settlement is known.

On May 1, 2002, the Company entered into a settlement agreement with Deutsche Financial Services Corporation ("Deutsche") (See Note 2). Deutsche's claim was for $331,000 plus interest at the per annum rate of prime plus 6.5% since August 1, 1998, and was based on a guaranty by the Company of a promissory note executed by one of our divested subsidiaries. In exchange for the parties' general release of all claims and obligations up to the date of the agreement, Deutsche has received an initial payment of $20,000 as of the filing of this report, and is to receive an additional $2,500 (plus interest at the per annum rate of U.S. prime) per month for 32 months beginning June 15, 2002 and ending January 15, 2005 (an aggregate additional amount of $80,000 plus interest). Deutsche received 2,500,000 shares of restricted common stock, issued within 10 business days of the effectiveness of the increase in capitalization approved by the Company's shareholders at its recent Annual Meeting. The Company valued these shares at $87,500 or $.035 per share during the year ended September 30, 2002 which represents the fair market value of the common shares issued, based on the quoted trading price, as of the date of the agreement. In connection with this settlement agreement, the Company recorded settlement income of $323,502. On August 11, 2003, the Company entered into a second settlement agreement with Deustche and issued 4,000,000 shares of its restricted common stock in full settlement the remaining debt of $71,991. These shares were valued at a contemporaneous trading price of $0.015 per share or $60,000, according the Company recognized a gain on settlement of $11,991. (See Note 2)

On May 10, 2002, the Company ratified a series of amendments to the Company's certificate of incorporation, which included the following:

(a) Increased the authorized common stock from 20,000,000 shares to 650,000,000 shares, with a par value of $0.01 per share

(b) Authorized 10,000,000 additional shares as preferred stock, with a par value of $0.001, and with all the preferences and characteristics to be determined by the board of directors on a case-by-case basis prior to issuance.

On May 13, 2002, the Company settled the claims asserted by Prime Source Leasing Inc. ("Prime Source") and General Electric Capital Corp. ("GE"). Prime Source had sued GE for, among other things, $80,000 on a stop-payment check, and GE has asserted a contingent third-party claim against our Company for that amount. In addition, Prime Source had asserted a direct claim against the Company, alleging failure to pay a promissory note for $85,606, plus interest since November 30, 1998 and attorney's fees. Prime Source and GE settled their primary claim, and so the contingent third-party claim against our Company was dismissed. In addition, the Company settled its direct dispute with Prime Source. In exchange for a general release, the Company issued Prime Source 1,000,000 shares of restricted common stock, to be held in escrow pending the receipt of a signed general release from Prime Source. In connection with this settlement, the Company recorded settlement income of $100,606. On June 18, 2002, the CFST exchanged 2,756,251 common shares for 27,563 Class A Non-Voting, Convertible Preferred Shares, which is an amount equal to 1/100th the number of shares of Preferred Stock as the number of shares of common stock exchanged. The purpose of the exchange was to reduce the stockholders common stock holdings so that the stockholder will not be considered a control person under Item 403(d) of Regulation SB. The exchange was transacted at the fair market value so that there was no gain or loss on the transaction.

In June 2002, the Company issued 2,924,869 common shares for debt of $130,966 related to accrued officer and director compensation. These shares are included in the 6,424,869 shares in the statement of Changes in Stockholders' Equity.

In June 2002, in connection with the cashless exercise of 242,000 warrants, the Company issued 125,058 shares of common stock.

During the year ended September 30, 2002, the Company issued 1,263,157 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $81,207.

During the year ended September 30, 2003, the Company issued 3,459,170 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $86,284 based on the average monthly closing price of the Company's common stock in the month the services were performed. As of September 30, 2003, 724,987 of these shares were issuable.

In order to fund short term capital requirements, during the year ended September 30, 2003, the Company raised funds through a private placement of 7,505,000 shares of its common stock to directors of the Company, their families and friends and affiliated entities, at $0.01 per share, which provided $75,050 in working capital for the year ended September 30, 2003. As of September 30, 2003, 2,610,000 shares sold in this private placement were issuable. The private placement was effected without registration under the Securities Act in reliance on the exemption provided by Section 4(2) thereof. Additionally, the Company raised funds through a private placement of 19,550 shares of its convertible preferred stock to CFST, at $1.00 per share, which provided $19,550 in working capital during the year ended September 30, 2003.

On December 19, 2002, the Company issued 19,381,549 shares of common stock and 193,815 shares of preferred stock in full satisfaction of related party loans totaling $387,630 and accrued interest of $2,400 (based on a contemporaneous trading price of $0.01 per common share and a fair value of $1.00 per preferred share (based on a conversion ratio equal to 1/100th the number of shares of Preferred Stock as the number of shares of common stock exchanged). (See Note 4)

On December 18, 2002, at the request of the Company, the holders of all of the Company's Class A Bonds, converted the bonds into shares of the Company's common stock and into non-voting preferred stock. The Company converted the Bonds and issued 52,019,978 shares of its common stock and 520,200 shares of non-voting preferred stock. (See Note 3)

In February 2003, 112,000 warrants were exercised and the Company issued 90,666 shares of the Company's common stock under a cashless exercise of warrants.

In February 2003, holders of the Company's convertible preferred stock; exchanged 48,613 shares of preferred stock for 4,861,300 shares of the Company's common stock.

In April 2003, 1,195,681 shares of the Company's common stock were returned by an employee due to an over issuance for services rendered. The Company accounted for this as a capital contribution against additional paid-in capital at the par value ($.001) of the Company's common stock or $11,957.

During the quarter ended March 31, 2003, the Company issued 100,000 shares of its common stock to a public relations consultant (see Note 5) which vests over the term of the contract or sixty days. In connection with these shares, the Company recorded consulting expense of $4,000 based on the average closing price of the Company's common stock over the vesting period or $0.04 per share.

In December 2002, the Company exchanged 10,000 shares of convertible preferred stock into 1,000,000 common shares.

In December 2002, the Company issued 6,289,449 shares of common stock previously reflected as issuable.

(C) Stock Option Plan

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

(D) Warrants and Options

The Company granted options to purchase 503,000 shares of common stock to directors and officers in April 2002, at an exercise price of $0.02 per share, for services. These warrants were scheduled to expire on December 31, 2002. An expense of $5,030 was recognized immediately based in the intrinsic value method under APB 25.

The Company issued warrants for the purchase of 3,091,484 shares of common stock to a consultant in fiscal year 2002. Based on the fair value method of SFAS 123, a consulting expense of $86,963 was recognized in fiscal year 2002, (See note 3 for reversal of certain consulting expenses in fiscal 2002 under the variable accounting method), respectively, based on the variable accounting method pursuant to EITF 96-18. The above aggregate consulting expense for all years relating to these warrants may increase or decrease under the variable accounting method as described in Note 3.

A summary of the options issued under the employment and consulting agreements as of September 30, 2003 and 2002 and changes during the years is presented below:

                                                         2003                                       2002
                                                                   Weighted                                   Weighted
                                            Number of               Average           Number of               Average
                                           Options and             Exercise          Options and              Exercise
                                            Warrants                 Price             Warrants                Price
                                       ----------------- ----- --------------- -- ---------------- ----- ----------------
    Stock Options
    Balance at beginning of year             1,293,000      $        0.03              1,102,000      $        0.04
    Granted                                          -               0.00                503,000               0.02
    Exercised                                 (112,000)              0.02               (242,000)              0.04


    Forfeited                                   -                    0.00                (70,000)              0.05
                                       ----------------- ----- --------------- -- ---------------- ----- ----------------
    Balance at end of year                   1,181,000      $        0.03              1,293,000      $        0.03
                                       ================= ===== =============== == ================ ===== ================
    Options exercisable at end of
      period                                 1,181,000      $        0.03              1,293,000      $        0.03
                                       ================= ===== =============== == ================ ===== ================
    Weighted average fair value of                          $        0.00                             $        0.02
      options granted during the
      period

The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2003:

                   Options and Warrants Outstanding                          Options and Warrants Exercisable
--------------------------------------------------------------------------    ----------------------------------
                                             Weighted
                          Number             Average          Weighted            Number            Weighted
      Range of        Outstanding at        Remaining          Average        Exercisable at         Average
     Exercise         September 30,       Contractual        Exercise         September 30,        Exercise
      Price              2003                Life             Price              2003               Price
  ------------    ------------------    -------------     ------------    ------------------    ------------
$   0.02 -0.05        1,181,000         0.75 Years       $    0.03             1,181,000        $    0.03
                  ==================    =============     ============    ==================    ============


On December 19, 2002, the Company extended the expiration date of all outstanding options and warrants through January 1, 2004. There was no accounting effect for this modification of the warrants.

In December 2003, the Company again extended the expiration date of all remaining options and warrants outstanding through June 30, 2004. There was no accounting effect for this modification of the warrants.

(E) Pro Forma Disclosures

In accordance with Statement of Financial Accounting Standards 123, for options issued to employees, the Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion Number 25 and related interpretations. Accordingly, there was no charge to compensation during 2003 and 2002, respectively, since the fair market value of the common stock based upon the trading price at the grant date exceeded the exercise price. Had compensation cost been recognized based on the fair market value of the options on the grant date consistent with Statement of Financial Accounting Standards 123, the Company's change in net income (loss) for the years ended September 30, 2003 and 2002 would not have been material.

The effect of applying Statement of Financial Accounting Standards 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

Note 7   Income Taxes

     There was no current income tax provision for the years ended September 30, 2003 and 2002 due to the Company's net taxable loss.

     The Company's tax expense differs from the "expected" tax expense for the years ended September 30, 2003 and 2002 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                              2003               2002
                                                         ---------------     --------------
Computed "expected" tax expense (benefit)             $        (55,842)   $         35,912
Non-deductible stock based compensation                          30,696                  -
Recharacterization of temporary differences
relating to stock based compensation                          5,113,736
Change in valuation allowance                              (5,088,590)           (35,912)
                                                         ---------------     --------------
                                                      $           -       $          -
                                                         ===============     ==============


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2003 and 2002 are as follows:

                                                             2003               2002
                                                        ---------------    ---------------
Deferred tax assets:
Net operating loss carryforward                      $      1,137,610   $      1,112,465
Stock based compensation                                            -          5,113,736
                                                        ---------------    ---------------
Total gross deferred tax assets                             1,137,610          6,226,201
Less valuation allowance                                   (1,137,610)        (6,226,201)
                                                        ---------------    ---------------
Net deferred tax assets                              $           -      $           -
                                                        ===============    ===============

The net change in the valuation allowance during the year ended September 30, 2003 was an decrease of $5,088,591.

At September 30, 2003, the Company had net operating loss carry forwards of approximately $3,345,911 for income tax purposes, available to offset future taxable income expiring on various dates through 2023. Usage of the net operating losses may be limited if the Company undergoes a change in ownership or change in business, or by the alternative minimum tax.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization and the ceasing of all operations, except for possible consulting activities, it is more likely than not that the deferred tax assets will not be realized.

Note 8   Legal Matters

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

(B) Ziff Davis, Inc. vs. BTS

On February 12, 1999, Ziff-Davis filed an action for damages against BTS. A material judgment was entered against BTS on July 26, 1999 for $133,348 plus interest at 10% through December 31, 1999 and at the Florida legal rate thereafter. At the time of the judgment, BTS was no longer a subsidiary of the Company. Management of the Company and its counsel believe that absent the ability to "pierce the corporate veil," no liabilities attributable to BTS should affect the Company.

Note 9  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no active business operations, has recurring losses including the net loss in 2003 of $164,240, had cash used in operations of $92,549 in 2003, had an accumulated deficit of $18,476,594 at September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations, or locate a merger/acquisition candidate.

Note 10  Related Parties

During 2002, the Company recorded $30,000 (net of $30,000 gain on agreement rescission) in consulting fees payable to a principal stockholder under a consulting agreement. (See Note 5(A))

The Company is employing its corporate counsel under a shared employment agreement with the Company's principal stockholder and consultant (see Notes 5(A) and 5(B)). In the event of any conflict of interest, under the agreement, the corporate counsel represents the principal stockholder only.

The Company is a subsidiary of the TFST who controls 60.5% of our common stock.

The Company maintains its corporate offices at the offices of the Company's president. As all officers are independent contractors and, as such, provide their own offices, no substantive work is done out of the corporate offices and thus no rent is charged to the Company and no rent expense is recognized in the accompanying financial statements.

The Company's Chief Financial Officer also serves as the Chief Financial Officer of a publicly traded affiliate of the Company.

Note 11  Concentration of Credit Risk

Currently, the Company has no source of funding.

Note 12 Subsequent Events

In October 2003, the Company issued 2,610,000 shares of its common stock that were considered issuable pursuant to the sale of such stock under a private placement as of September 30, 2003.

In October 2003, the Company issued 691,987 shares of its common stock, for services rendered during the period July though September 2003, to its officers and directors. These shares were recorded as issuable as of September 30, 2003.

For the period October 1, 2003 through November 30, 2003, the Company issued 404,700 shares of its common stock to officer and directors for services rendered valued at the average trading price during month in which the services are provided.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     During our Company's last two fiscal years, there have been no change in or disagreements with our principal independent accountants.

ITEM 8A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Our management, under the supervision and with the participation of our chief executive officer and principal financial and accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in ss.ss. 240.13a-14(c) and 240.15d-14(c)) within 90 days of the filing date of this Annual Report on Form 10-KSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them in a timely fashion.

Changes in Internal Controls.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

     As of September 30, 2003, the following persons served as our Company's directors and executive officers:

Name                      Age (1)    Term(2)   Positions
Anthony Q. Joffe          61         (3)       President,Chief Executive Officer
                                               Director, Chairman of the board
                                               of directors
Robert S. Gigliotti       54         (6)       Director,  chair  of the audit
                                               committee
Lawrence R. Van Etten     66         (5)       Director,  member of the audit
                                               committee
Vanessa H. Lindsey        32         (4)       Vice-President, Secretary and
                                               Director
Edward C. Dmytryk         58         (8)       Director
Adam Wasserman            39         (9)       Chief Financial Officer and
                                               Controller
Kevin W. Dornan           51         (7)       Counsel

     As a material subsequent event, effective January 21, 2004, Edward C. Dmytryk resigned as a director in accordance with Article XIV of our Company's articles of incorporation. This resignation did not involve any disagreement with our Company's policies or procedures.

(1)  As of September 30, 2003.
(2) All directors were elected for a term ending at such time as his or her successor is elected at the next annual meeting of our Company's stockholders and is qualified in office, and all officers serve at the pleasure of the board of directors, subject to any contractual rights to compensation that may survive their termination.
(3) Mr. Joffe was elected as a member of our Company's board of directors on January 12, 1999, as the chairman of our Company's board of directors in March 1999, and as our Company's President on May 4, 1999. He resigned as President and Chief Executive Officer on May 14, 2001, but remained as its Chairman and a director. On May 10, 2002, he was again elected as our Company's President and Chief Executive Officer.
(4) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as our Company's Vice-President on June 14, 2001.
(5) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000, and a member of the audit committee on May 6, 2003.
(6) Mr. Gigliotti was elected as a member of our Company's board of directors on December 11, 1997, as a member of the audit committee on October 27, 2000, and as chair of the audit committee of May 6, 2003.
(7)  Mr. Dornan was elected as our Company's counsel effective June 18, 2001.
(8) Mr. Dmytryk was elected as a member of our Company's board of directors on May 14, 2001, and served as its President and Chief Executive Officer from May 14, 2001 to May 10, 2002. As noted above, he resigned effective January 21, 2004.
(9) Mr. Wasserman was elected as our Company's Chief Financial Officer and Controller on March 26, 2002.

Biographies of Directors and Executive Officers

Anthony Q. Joffe, Director and Chairman, President and Chief Executive Officer.


     Anthony Q. Joffe, age 61, has served as a member of our Company's board of directors since January 12, 1999. In March 1999, Mr. Joffe was elected as chairman of the board of directors and in May 1999, he was elected as our Company's president. He resigned as president and chief executive officer on May 14, 2001, but remained as chairman of the board and a director. On May 10, 2002, he was re-elected as our Company's President and Chief Executive Officer. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. During the past five years, he has served as Managing Director of NorthStar Capital, an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida that specializes in assisting small to mid-size private and publicly traded companies with business and financial planning, acquisition and divestiture, financial public relations and market position advice, and treasury services. He has also founded a boat financing company, currently known as USA Boating. Mr. Joffe served as a member of the Board of Directors of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly held Delaware corporation from November 1998 to June 2001.

Robert S. Gigliotti, Director, chair of the audit committee.

     Robert S. Gigliotti, age 54, served as our Company's secretary from November 10, 1997 until January 12, 1999, and has served as a member of our board of directors since December 11, 1997, and as a member of our Company's audit committee since May 30, 2000. In 1970, Mr. Gigliotti received a bachelor's degree in business from Alma College, Alma, Michigan, and received his certified public accountant license in 1972. Mr. Gigliotti currently serves as the managing tax partner of Perrin, Fordree & Company (with which he has been associated since 1976). Mr. Gigliotti's specialties include estate and financial planning, franchising and corporate taxation.

Lawrence R. Van Etten, Director, member of the audit committee

     Mr. Van Etten, age 66, was elected as member of our Company's board of directors on May 31, 2000. He graduated from New York Military Academy, Cornwall-On-Hudson, New York in 1954 and attended Gettysburg College, Gettysburg, Pennsylvania from 1954 to 1956 and Marist College, Poughkeepsie, New York from 1981 to 1982. During the past five years, Mr. Van Etten has served as an executive with several companies in the United States and Canada (Vice President, International Digital Communications Systems, Inc., Miami, Florida, Telecommunications Sales, 1996-1998; President TechTel Communications, Inc., Pompano Beach, Florida, CLEC Service Provider, 1998-1999; and he owned and managed his own consulting company LVE & Associates, US & Canada, including several long-term contracts with Toyada Gosei, Best Glove Canada, Remtec, Inc., Prestige Auto and Strategic Health Development Corporation). Much of Mr. Van Etten's recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. From May 22, 2000 until December 22, 2000, Mr. Van Etten served as acting president and chief operating officer, and until June 13, 2001 as a member of the board of directors, of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly held Delaware corporation.

Edward C. Dmytryk, Director.

     Mr. Dmytryk, age 58, serves as a member of our Company's board of directors and served as the president and chief executive officer from May 14, 2001 to May 10, 2002. He graduated summa cum laude from The Citadel, The Military College of South Carolina, in 1968 with a bachelor of science degree in business administration. From 1968 until 1973, Mr. Dmytryk served in the United States Air Force as a fighter and instructor pilot, attaining the rank of captain (regular United States Air Force). During the past five years, he has been the owner and chief executive officer of Benchmark Industries, Inc., a metal fabrications company headquartered in Fort Worth, Texas. Since September 1999, he has also served as the president of GNR Health Systems, Inc., a physical therapy products sales company located in Ocala, Florida. In addition, he currently serves as president and chief financial officer of Sohn, Inc., located in Roswell, Georgia, a company specializing in marketing, sales, and installing fitness products in the hospitality and apartment market (fitness centers in hotels, condominium complexes, and apartments throughout the United States). From December 2000 to June 2001, he served as president and chief executive officer of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly held Delaware corporation, as a member of its board of directors from 1999 to the present, and as its acting chief financial officer from October 2002 through June 2003.

Vanessa H. Lindsey, Vice-President, secretary and director.

     Vanessa H. Lindsey, age 32, was elected vice-president of our Company on June 14, 2001, has served as our Company's secretary and chief administrative officer since January 1999 and was elected as a member of the board of directors effective February 1, 2000. From 1995 to 2001 she was employed as the chief administrative officer of Diversified Corporate Consulting Group, L.L.C., a Delaware limited liability company engaged in providing diversified consulting services and in filing EDGARized documents for clients with the Commission. Since 1996 she has been employed by the Southeast Companies, Inc., a Florida corporation, involved in the entertainment industry, in business and political consulting and as a licensed mortgage brokerage company, as its chief administrative officer and currently serves as its vice president and secretary. She is also the secretary and chief administrative officer for The Yankee Companies ("Yankees"), which serves as a strategic consultant to our Company. Mrs. Lindsey held the position of secretary of the Marion County Libertarian Party and was the campaign treasurer for the Cyndi Calvo for State Senate, District 8 Campaign from 1998 to 2000. From November 11, 1999 to June 13, 2001, she served as secretary for AmeriNet Group.com, Inc.(currently Park City Group, Inc.), a publicly held Delaware corporation, and served as a member of its board of directors from April 6, 2000 to June 13, 2001. Since January 2001, she has also served as the secretary and as a member of the board of directors for Explorations Group, Inc., a publicly held Delaware corporation.

Adam Wasserman, Chief Financial Office & Controller

     Adam Wasserman, age 39 was elected as our Company's chief financial officer and controller on March 26, 2002. Mr. Wasserman holds the degree of Bachelor of Administration from the State University of New York at Albany. He is a Certified Public Accountant (New York), and a member of The American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Wasserman currently serves as the chief executive officer and director of CFO Oncall, Inc., a firm specializing in financial consulting services that he founded in 1999, which is located in Weston, Florida. From 1991 to 1999, he was an audit manager at American Express Tax & Business in Fort Lauderdale, Florida, where he served as an outsourced CFO and advisor to a diversified clientele in the technology, medical, retail, and service industries in both the private and public sectors. Mr. Wasserman has also served with Deloitte & Touche, LLP in New York City, where he conducted audits of public and private companies, tax preparation and planning, management consulting, and systems design. .He currently serves as the Treasurer of Gold Coast Venture Capital Club, was a former officer of Toastmasters International, and is a member of the Florida Venture Forum, Weston Chamber of Commerce and Broward County Chamber of Commerce. Since June 14, 2002, he has also served as the chief financial officer and controller for Explorations Group, Inc., a publicly held Delaware corporation.

Kevin W. Dornan, Esquire, Counsel

     Kevin W. Dornan, age 51, was engaged as our Company's counsel as of June 18, 2001. He is a graduate of the Johns Hopkins University (Bachelor of Arts, philosophy, 1973); the University of North Carolina at Chapel Hill (Master of Arts, philosophy, 1975); the Catholic University of America (Master of Arts, religious studies, 1979); and the University of Maryland School of Law (Juris Doctor, 1987), where he served as editor-in-chief of the 1986-87 Maryland Law Review. During law school, he also served as a judicial intern for The Honorable James R. Miller, Jr., of the U.S. District Court for the District of Maryland. In 1997, Mr. Dornan became the general counsel for DWA Corp., a telecommunications company in St. Augustine, Florida. From June 2001 until July 2003, he served as counsel for The Yankee Companies, a privately owned Florida limited liability company. From June 2001 until August 2003, he also served as counsel for Explorations Group, Inc., a publicly held Delaware corporation. He is admitted to practice before the Court of Appeals of Maryland; the District of Columbia Court of Appeals; the Supreme Court of Florida; the U.S. Courts of Appeals for the District of Columbia, Second, Fourth, and Eleventh Circuits; and the U.S. District Courts for the District of Maryland, the Eastern and Western Districts of Arkansas, the District of Columbia, and the Middle District of Florida. Mr. Dornan has served as senior adjunct professor of business ethics at Saint Leo University in Saint Leo, St. Augustine and Ocala, Florida
(1996-present), and as an adjunct professor of business ethics and corporate social responsibility at Eckerd College in St. Petersburg, Florida (1996-present). In 1998, he was named to Who's Who in American Law.

Other Significant Personnel

     In addition to our Company's directors and executive officers, during part of the report period William A. Calvo, III and Leonard M. Tucker provided material services to our Company through The Yankee Companies, in which they served as members and/or executive officers and which their family trusts owned. The Yankees Companies no longer operates. Because of the number of shares owned by the Tucker Family Spendthrift Trust, it should be deemed a control person of our Company.

Family Relationships.

     There are no family relationships among the current officers and directors of our Company.

Involvement in Certain Legal Proceedings.

     Based on information provided in response to our Company's legal counsel, except as otherwise disclosed in this report, during the five year period ending on September 30, 2003, no current director, person nominated to become a director or executive officer, and no promoter or control person of our Company has been a party to or the subject of:

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

Audit Committee Financial Expert

     Our Company's board of directors has determined that our Company has at least one audit committee financial expert serving on its audit committee. He is Robert Gigliotti, CPA, and he is "independent" within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Code of Ethics.

     Our Company is still in the process of adopting a code of ethics that applies to our Company's principal executive officer and principle financial officer, but expects to adopt such a code within the next 60 days.

ITEM 10.          EXECUTIVE COMPENSATION.

Summary Compensation Table

                                                     Long Term Compensation

                  Annual Compensation                Awards                                      Payouts
                                                                       Securities
                                                     Other             Underlying       Long              All
Name &                                      Annual   Restricted        Options &        Term              Other
Principal                                   Compen Stock               Stock Apprecia-  Incentive         Compen
Position          Year     Salary   Bonus   sation   Awards            tion Rights      Payouts           sation
--------          ----     ------   -----   ------   ------            -----------      -------           ------
Mr. Joffe (1)     2001     *        *       *        $1,735            *                *                 *
Mr. Dmytryk (2)   2001     *        *       *        $21,175           *                *                 *
Mrs. Lindsey (3)  2001     $2,442   *       *        $16,098           *                *                 *
Mr. Dornan (4)    2001     $7,692   *       *        $8,750            *                *                 *
Mr. Dmytryk(5)    2002     *        *       *        $30,*67           *                *
Mr. Joffe(1)      2002     *        *       *        $16,625           *                *                 *
Mrs. Lindsey (3)  2002     $2,115   *       *        $53,624           *                *                 *
Mr. Dornan(4)     2002     $4,196   *       *        $32,360           *                *                 *
Mr. Wasserman(5)  2002     $3,858   *       *        $6,250            *                *                 *
Mr. Joffe(1)      2003     *        *       *        $21,042           *                *                 *
Mrs. Lindsey (3)  2003     $3,654   *       *        $7,308            *                *                 *
Mr. Dornan(4)     2003     $17,860  *       *        $8,140            *                *                 *
Mr. Wasserman(5)  2003     $3,858   *       *        $12,000           *                *                 *
----------

(1)   For services as our Company's president and chief executive officer.
(2)   For services as our Company's president and chief executive officer
      (May 2001- May 2002).
(3) For services as our Company's vice president and secretary. The salary figure for 2003 is a reasonable, best estimate because of some missing records; if additional records show a material difference from this figure, an amendment will be filed.
(4) For services as our Company's counsel. The salary figure for 2003 is a reasonable, best estimate because of some missing records; if additional records show a material difference from this figure, an amendment will be filed.
(5)   For services as our Company's controller and chief financial officer
*     Not Applicable

Options and Stock Appreciation Rights (SAR) Grants Table

For Fiscal Year Ended September 30, 2003:

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

Compensation of Directors

Standard Arrangements.

     Since 2002, the board of directors has been compensated on a monthly basis with our Company's common stock, in accordance with the terms of their director agreements as approved by the shareholders. As consideration for their services, the members of the Company's board of directors each receive 10,000 shares per month of the Company's common stock plus 5,000 additional shares for service on the audit or executive committee, 2,500 shares for each additional committee of the board of directors on which they serve, 2,000 additional shares for service as chair of the audit or executive committee, and 1,000 additional shares for each committee of the board of directors on which they serve as chair, plus 500 shares for each meeting attended.

Employment   Contracts,   Termination   of  Employment  and  Change  in  Control
Arrangements.

     During the fiscal year that started on October 1, 2002 and ended on September 30, 2003, our Company had no employment contracts, termination of employment or change in control arrangements with any of its executive officers, except the following independent contractor agreements:

Mr. Joffe

     On May 10, 2002, Mr. Joffe was elected as president and chief executive officer of our Company. The agreement was for an initial term of one year, with renewal thereafter from month to month unless either our Company or Mr. Joffe gives at least 30 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. As consideration for Mr. Joffe's services, our Company has agreed to compensate him with 50,000 shares of common stock per month of services, payable at the end of each month. The agreement remains in effect as of the filing of this report.

Mrs. Lindsey

     Effective June 14, 2001, our Company entered into an agreement with Mrs. Lindsey pursuant to which she is engaged as our Company's vice president and secretary. The agreement was for an initial term of one year, with renewal thereafter from month to month unless either our Company or Mrs. Lindsey gives at least 30 days' notice prior to the end of the then-current term of an intention not to renew, and contains confidentiality and non-competition clauses. The agreement was orally amended as of September 1, 2003, and is terminable upon 30 days' prior written notice by either party.. As consideration for Mrs. Lindsey's services, our Company has agreed to compensate her at the hourly rates of $10 in cash and $20 in common stock. The stock portion of the compensation is paid at the end of each month, and is calculated by using the average closing transaction price of the stock for the month then-ended.

Mr. Dornan

     Effective June 18, 2001, our Company engaged Kevin W. Dornan, Esquire, as its counsel. The agreement was orally amended as of September 1, 2003, and is terminable upon 30 days' prior written notice by either party. As consideration for his services, our Company has agreed to compensate him at the hourly rates of $40 in cash and $20 in stock. The stock portion is paid at the end of each month, and is paid by an equivalent amount of our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended.

Mr. Wasserman

     Effective July 1, 2002, our Company engaged Adam Wasserman as its Chief Financial Officer and Controller. The agreement is terminable upon 30 days' prior written notice by either party. As consideration for his services, our Company has agreed to compensate him $85 per hour for accounting services performed and $1,000 per month in our Company's common stock calculated by using the average closing transaction price of the stock for the month then-ended.

Report of Re-Pricing of Options or Stock Appreciation Rights

     During the report period, to the best knowledge of our Company, the management did not re-price any options or stock appreciation rights previously granted to any of our Company's executive officers, whether by amendment, cancellation or replacement grants, or any other means. Our Company has also not adjusted or amended the exercise price of stock options or stock appreciation rights previously awarded to any of the named directors or executive officers, whether through amendment, cancellation or replacement grants, or any other means, nor are any such adjustments or amendments currently contemplated. As a material subsequent event, on or about December 17, 2003, the expiration date of the options granted to the members of our Company's board of directors who assumed office between January 1999 and May 2002, was extended until June 30, 2004, at which time they will conclusively expire unless fully exercised by that time.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the end of the Report Period

     As of September 30, 2003, our Company's only currently outstanding voting securities were 120,438,976 shares of common stock, $0.01 par value. As a material subsequent event, as of the close of business on December 30, 2003, our Company had 124,145,665 shares of common stock outstanding. The following tables disclose information concerning ownership of our Company's common stock by officers, directors and principal stockholders (holders of more than 5% of our Company's common stock) as of December 30, 2003. The following two tables include persons who currently have the right to acquire additional securities of our Company within sixty days as specified in Commission Rule 13(d)(1), in which case the total number of outstanding would be approximately 125,508,663.

     All footnotes to the tables follow the second table.

     Security Ownership of Certain Beneficial Owners

     As of December 30, 2003 (and taking into account any shares issuable within 60 days thereafter), the following persons are, based on information available to our Company, beneficial owners of more than five percent of our Company's common stock (its only class of voting securities).


                                                                   Amount
                                                                   and Nature    Percent
                                                                   Of Beneficial  of
Name and Address of Beneficial Owner (1)                           Ownership (2) Class
----------------------------------------                           -------------  -----
Tucker Family Spendthrift Trust (3)                                76,024,233     60.5%
1801 Clint Moore Rd. # 108; Boca Raton, Florida 33487

GE Commercial Distribution Financial Corp
f/k/a Deutsche Financial Services                                  6,500,000       5.2%
655 Maryville Center Drive; Saint Louis, Missouri 63141

Strategica Services Corp.
701 Brickell Ave. # 2500; Miami, Florida 33131                     7,319,944       5.8%


                        Security Ownership of Management

     As of December 30, 2003 (and taking into account the shares issuable within 60 days thereafter), the following Table discloses our Company's common stock (the only outstanding class of equity securities for our Company, its parents or subsidiaries held by persons other than our Company) other than directors' qualifying shares, beneficially owned by all directors and nominees, naming them each; each of the named executive officers as defined in Item 402(a) of Commission Regulation S-B; and all directors and executive officers of our Company as a group, without naming them. The table shows in the second column the total number of shares owned and in the third column the percent owned.



Name and Address of                                                    Amount           Nature of         Percent
Beneficial                                                             Of Equity        Beneficial        of
Owner (1)                                                              Owned            Ownership         Class
---------                                                              -----            ------------      -----

Robert S. Gigliotti                                                    1,123,000         (4)               0.9
901 Wilshire Drive, Suite 400; Troy, Michigan 48084

Anthony Q. Joffe                                                       1,958,500         (5)               1.5
101 Southwest 11th Avenue; Boca Raton, Florida 33486

Edward C. Dmytryk                                                      1,308,017         (6)               1.0
315 Premier Vista Way; St. Augustine, Florida 32080

Kevin W. Dornan, Esquire                                               1,612,718         (7)               1.3
5001 Southwest 20th Street; Ocala, Florida 34474

Vanessa H. Lindsey                                                     1,430,964         (8)               1.1
340 Southeast 55th Avenue; Ocala, Florida 34471

Lawrence R. Van Etten                                                  536,147           (9)               0.4
1601 North 15th Terrace; Hollywood, Florida 33020

Adam Wasserman                                                         842,965           (10)              0.7
1643 Royal Grove Way, Weston, Florida 33327

All officers and directors as a group                                  8,812,041         (2)               7%


     Footnotes to Tables of Principal Stockholders and Tables of Executive Officers and Directors

         The following footnotes apply to the preceding two tables:

(1)  This table pertains to common stock.
(2)  Beneficial and record.
(3) The Tucker family is comprised of Leonard M. Tucker; Michelle Tucker, his wife; and Shayna and Montana, their minor daughters. A custodian holds 440,000 shares in trust for Shayna and Montana, and holds voting and investment power over those shares; 205,000 shares are held by Blue Lake Capital Corp., a Florida corporation owned by Mrs. Tucker, who holds voting and investment power over those shares; and 75,379,233 shares are held by the Tucker Family Spendthrift Trust (the "Tucker Trust") for which Leonard and Michelle Tucker serve as the trustees and who jointly hold voting and investment power over those shares.
(4) Mr. Gigliotti has served as a member of our Company's board of directors since December 11, 1997, as a member of the audit committee since November 4, 1999, and as its secretary from November 10, 1997 until January 12, 1999. Mr. Gigliotti has the right to acquire approximately 30,000 shares in the next 60 days pursuant to his director's agreement and currently holds warrants to acquire 310,000 shares.
(5) Mr. Joffe has served as a member of our Company's board of directors since January 12, 1999, and as its president and chief executive officer from May 4, 1999 to May 14, 2001. Mr. Joffe has the right to acquire approximately 121,000 shares in the next 60 days pursuant to his officer and director agreements and currently holds warrants to acquire 354,000 shares.
(6) Mr. Dmytryk was elected as a member of our Company's board of directors and served as its president and chief executive officer from May 14, 2001 to May 10, 2002. Mr. Dmytryk has the right to acquire approximately 21,000 shares in the next 60 days pursuant to his director's agreement and currently holds warrants to acquire 55,000 shares.
(7) Mr. Dornan was elected as our Company's counsel effective June 18, 2001, and has the right to acquire approximately 100,000 shares in the next 60 days pursuant to his officer's agreement.
(8) Mrs. Lindsey was elected as our Company's secretary on January 12, 1999, as a member of our Company's board of directors effective February 1, 2000, and as its Vice-President on June 14, 2001. Mrs. Lindsey has the right to acquire approximately 21,000 shares in the next 60 days pursuant to her director's agreement and currently holds warrants to acquire 284,000 shares.
(9) Mr. Van Etten was elected as a member of our Company's board of directors on May 31, 2000. Mr. Van Etten has the right to acquire approximately 25,000 shares in the next 60 days pursuant to his director's agreement and currently holds warrants to acquire 92,000 shares.
(10) Mr. Wasserman was elected as our Company's Chief Financial Officer and Controller on March 26, 2002, and has the right to acquire approximately 100,000 shares in the next 60 days pursuant to his officer's agreement.

Changes in Control

     Based on the Tucker Family Spendthrift Trust's ownership of our Company's common stock, it should be deemed a control person of our Company and to have the capacity to pass matters to be acted on at stockholders meetings. Except for the foregoing, to the best knowledge and belief of our Company, there are no arrangements, understandings, or agreements relative to the disposition of our Company's securities, the operation of which would at a subsequent date result in a change in control of our Company.

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

     The following table discloses all persons who were parents of our Company as of December 30, 2003, showing the basis of control and as to each parent, the percentage of voting securities owned or other basis of control by its immediate parent if any.


                                          Basis for         Percentage of Voting
Name                                      Control           Securities  Owned
--------------------------------------------------------------------------------

Tucker Family Spendthrift Trust (1)      Stock ownership           60.5%
_________
(1)  See footnote 3 in the chart immediately above.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Materially Adverse Proceedings

     Our Company is not aware of any proceedings involving its executive officers or directors adverse to our Company's interests.

Certain Business Relationships

     During the last two years, our Company engaged in a series of transactions with The Yankee Companies and its members as discussed in Part 1, Item 1 and as incorporated herein by reference as permitted by Commission Rule 12b-23. Our Company no longer maintains any agreements with Yankees or its members.

ITEM 13.        EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

Exhibits Required by Item 601of Regulation S-B

     The response to this Item as contained in our Company's report on Form 10-KSB for the years ended September 30, 1998, 1999, 2000, 2001 and 2002, is hereby incorporated by reference, as permitted by Commission Rule 12b-23, except as modified by the disclosure contained in our Company's subsequent reports on Form 10-QSB and the current reports on Forms 8-K filed with the Commission, and for the following additional exhibits filed herewith. The exhibits listed below and designated as filed herewith (rather than incorporated by reference) follow the signature page in sequential order.

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
                                January 2, 2000.
         10.24    (2)           Agreement  to  Serve  as  Corporate  Secretary
                                between  Vanessa  Lindsey  and our Company,
                                dated January 3, 2000.
         10.25    (2)           Employment  agreement  between Anthony Q. Joffe
                                and our Company,  dated January 3, 2000.
         10.29    (1)           Strategic Consulting Agreement with Yankees,
                                dated January 4, 2001.
         10.31    (3)           Clarification  Agreement,  dated July 6,  2001,
                                to the Reorganization Agreement with Richard C.
                                Peplin, Jr., signed on March 25, 1999
         10.35    (3)           Employment agreement  between  Edward C. Dmytryk
                                and our Company,  dated July 19,  2001.
         10.36    (3)           Employment agreement  between Vanessa H. Lindsey
                                and our Company,  dated July 19, 2001.
         10.37    (3)           Engagement  agreement  between  Kevin W.  Dornan
                                and our  Company,  dated July 19, 2001.
         10.38    (4)           Loan  Agreement, Security  Agreement, Promissory
                                Note  between  our Company and Yankees, dated
                                September 24, 2001
         10.39    (5)           Settlement  Agreement  with  Strategica Services
                                Corporation dated December 31, 2001
         10.40    (6)           Loan  Agreement,  Security Agreement, Promissory
                                Note between our Company and Yankees LLC., dated January 2, 2002.

(99)     Additional Exhibits:

         99.8                   Audit Committee Report
         99.9                   Sarbanes-Oxley CEO Certification
         99.10                  Sarbanes-Oxley CFO Certification
_______

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

Reports on Form 8-K Filed During Quarter Ended September 30, 2003

     One (1) report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, as amended, our Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:    February 9, 2004

                                  Colmena Corp.

                          By: /s/ Anthony Q. Joffe /s/
                       President & Chief Executive Officer

                           By: /s/ Adam Wasserman /s/
                      Chief Financial Officer & Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

Signature                        Date        Title

/s/ Anthony Q. Joffe /s/         2/9/04      President, Chief Executive Officer,
                                             Director, Chairman of the Board
/s/ Vanessa H. Lindsey /s/       2/9/04      Vice  President,  Secretary &
                                             Director
/s/ Adam Wasserman /s/           2/9/04      Chief  Financial   Officer  &
                                             Controller
/s/ Robert S. Gigliotti /s/      2/9/04      Director & Audit Committee Chair
/s/ Lawrence R. Van Etten /s/    2/9/04      Director & Audit Committee Member

                             Additional Information

                                  Colmena Corp.
                                   Registrant

                  101 SW 11th Avenue; Boca Raton, Florida 33486
          Telephone Number: (561) 392-6010; E-mail joffe@bellsouth.net
                             Corporate Headquarters

Anthony Q. Joffe, President & Chief Executive Officer; Vanessa H. Lindsey, Vice President & Secretary Adam Wasserman, Chief Financial Officer & Controller;
                       Kevin W. Dornan, Esquire, Counsel
                                     ______
                                    Officers


          Anthony Q. Joffe, Chairman of the Board; Robert S. Gigliotti;
                  Vanessa H. Lindsey; and Lawrence R. Van Etten
                                     ______
                               Board of Directors


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


     Exhibits to this Form 10-KSB are available on the Commission's web site located at www.sec.gov in the EDGAR archives, and will be provided without charge to stockholders of our Company upon written request addressed to Vanessa
H. Lindsey, Secretary; Colmena Corp.; 5185 Southeast 20th Street; Ocala, Florida 34471.

     The Commission has not approved or disapproved of this Form 10-KSB and Annual Report to Stockholders nor has it passed upon its accuracy or adequacy.