Form 10KSB/A
period 2003-09-30
COLMENA CORP
filed 2004-02-19
CIK 1000285

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

(99)     Additional Exhibits:


         99.8                   Audit Committee Report
         99.9                   Sarbanes-Oxley CEO Certification
         99.10                  Sarbanes-Oxley CFO Certification
         99.11 Certification pursuant to Rule 13a-14(a) of the Exchange Act-Chief Executive Officer
         99.12 Certification pursuant to Rule 13a-14(a) of the Exchange Act- Chief Financial Officer
_______


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

Dated:    February 19, 2004

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

Signature                        Date        Title

/s/ Anthony Q. Joffe /s/         2/19/04     President, Chief Executive Officer,
                                             Director, Chairman of the Board
/s/ Vanessa H. Lindsey /s/       2/19/04      Vice  President,  Secretary &
                                             Director
/s/ Adam Wasserman /s/           2/19/04      Chief  Financial   Officer  &
                                             Controller
/s/ Robert S. Gigliotti /s/      2/19/04      Director & Audit Committee Chair
/s/ Lawrence R. Van Etten /s/    2/19/04      Director & Audit Committee Member

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