Form 10QSB
period 2003-12-31
COLMENA CORP
filed 2004-02-24
CIK 1000285

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal quarter ended: December 31, 2003
                         Commission file number: 0-27842


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

     On February 17, 2004, the issuer had outstanding 124,145,698 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED December 31, 2003

                                      INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements

 Consolidated Balance Sheet (Unaudited)
   As of December 31, 2003................................................  3
 Consolidated Statements of Operations (Unaudited)
   For the Three Months Ended December 31, 2003 and 2002..................  4
Consolidated Statements of Cash Flows (Unaudited)
   For the Three Months Ended December 31, 2003 and 2002..................  5

Condensed Notes to Consolidated Financial Statements...................... 6-7

Item 2 - Management's Discussion and Analysis and Plan of
  Operation............................................................... 8-10

Item 3 - Control and Procedures...........................................  10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................. 11

Item 2 - Changes in Securities and Use of Proceeds......................... 11

Item 3 - Default Upon Senior Securities.................................... 11

Item 4 - Submission of Matters to a Vote of Security Holders............... 11

Item 5 - Other Information................................................. 11

Item 6 - Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 11

                                  COLMENA CORP.
                                  BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $ 11,635
                                                                ---------------
      Total Assets                                                 $ 11,635
                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts Payable and Accrued Expenses                          $ 13,176
    Loans Payable - Related Parties                                   2,769
                                                                ----------------
        Total Current Liabilities                                    15,945
                                                                ----------------

STOCKHOLDERS' DEFICIT:
Preferred Stock ($.001 Par Value; 10,000,000
   Share Authorized; No Shares Issued and Outstanding)                    -
Convertible Preferred Stock ($.001 Par Value;
   1,000,000 Share Authorized; 701,415 Shares
   Issued and Outstanding)                                              702
Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
   124,145,663 Shares Issued and Outstanding)                     1,241,457
Common Stock Issuable, $.01 Par Value (212,000 Shares)                2,120
Additional Paid-in Capital                                       17,256,913
Accumulated Deficit                                             (18,505,502)
                                                                ----------------
        Total Stockholders' Deficit                                  (4,310)
                                                                ----------------
        Total Liabilities and Stockholders' Deficit                $ 11,635
                                                                ================

                                    COLMENA CORP.
                              STATEMENTS OF OPERATIONS


                                                   For the Three Months
                                                    Ended December 31,
                                                  2003             2002

                                                (Unaudited)     (Unaudited)

REVENUES                                        $ -             $ -
                                                ------------    -------------

OPERATING EXPENSES:
    Compensation Expense                         13,660              33,058
    Professional and Legal Fees                  12,246                 994
    Selling, General and Administrative           3,002               4,514
                                                -------------   --------------
        Total Operating Expenses                 28,908              38,566
                                                -------------   --------------
LOSS FROM OPERATIONS                            (28,908)            (38,566)
                                                -------------   ---------------

OTHER EXPENSE:
    Interest Expense, net                             -              (7,666)
                                                ------------    --------------
TOTAL OTHER EXPENSE                                   -              (7,666)
                                                -------------   ---------------
NET LOSS                                       $(28,908)         $  (46,232)
                                                =============   ===============
BASIC AND DILUTED:
 Net Loss Per Common Share - Basic and Diluted $ (0.00)          $    (0.00)
                                                =============   ===============
 Weighted Common Shares Outstanding -
            Basic and Diluted                   123,952,905         69,152,869
                                                =============   ===============

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS


                                                                                         For the Three Months Ended December 31,
                                                                                         ---------------------------------------
                                                                                             2003                 2002
                                                                                        ------------------  -------------------

                                                                                        (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                               $ (28,908)           $ (46,232)
    Adjustments to Reconcile Net Loss To Net Cash Used in Operations:

           Stock-Based Compensation                                                           13,660               23,137

           Increase in:
              Accounts Payable and Accrued Expenses                                            6,971                6,383
                                                                                          -------------         --------------
Net Cash Flows Used in Operating Activities                                                   (8,277)             (16,712)
                                                                                          -------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                                    -                6,600
    Payments on Loan Payable                                                                       -               (3,750)
    Proceeds from Sale of Common Stock                                                             -               12,500
    Due to Related Party                                                                           -               13,644
                                                                                           -------------         -------------
Net Cash Flows Provided by Financing Activities                                                    -               28,994
                                                                                           -------------         -------------
Net Increase (Decrease) in Cash                                                               (8,277)              12,282

Cash - Beginning of Year                                                                      19,912                  117
                                                                                           --------------        -------------

Cash - End of Period                                                                        $ 11,635             $ 12,399
                                                                                           ==============        ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                                 $ -                  $    272
                                                                                            =============        ==============
   Income Taxes                                                                             $ -                  $      -
                                                                                            =============        ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Common Stock previously Issuable                                            $ 31,230             $      -
                                                                                            =============        ==============
    Issuance of Common Stock for Debt and Bonds payable                                     $ -                  $ 430,030
                                                                                            =============        ==============

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

These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2003 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year ending September 30, 2004.


NOTE 2 - LOANS PAYABLE - RELATED PARTIES

As of September 30, 2003, the Company had received advances of $2,769 from two related parties, these advances bear interest at the prime rate plus two percentage points. These advances are due upon demand.

NOTE 3 - STOCKHOLDERS' DEFICIT

During the three months ended December 2002, the Company issued 3,301,987 shares of common stock previously reflected as issuable.

During the three months ended December 31, 2003, the Company issued 616,700 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $14,360 based on the average monthly closing price of the Company's common stock in the month the services were performed. As of December 31, 2003, 212,000 of these shares were issuable.

In October 2003, the Company cancelled 33,000 shares previously shown as issuable. In connection with the cancellation of these shares, the Company reduced compensation expense by $700.

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no active business operations, has recurring losses including the net loss for the three months ended December 31, 2003 of $28,908, had cash used in operations of $8,277 for the three months ended December 31, 2003, and had an accumulated deficit of $18,505,502 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         On February 21, 2003, our Company signed a letter of intent with The Global Group ("Global") and Matrix International, Inc. ("Matrix") to acquire the business plan and operations of Global and Matrix. Definitive agreements were drafted and due diligence was underway when Global and Matrix terminated the letter of intent on May 2, 2003. Our Company has recently signed a letter to acquire National ComTel; however, our discussions are still pending and there can be no assurances that we will close this deal. Our Company continues to negotiate with other companies concerning potential acquisitions and will promptly announce any developments that result in a letter of intent.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

         Our Company reported a net loss for the three months ended December 31, 2003 of $28,908 and net loss for the three months ended December 31, 2002 of $46,232. This translates to per-share loss of $(0.00) for three months ended December 31, 2003 and per share loss of $(0.00) for the three months ended December 31, 2002.

         Our Company had no revenues for the three months ended December 31, 2003 and 2002, respectively.

         Overall, operating expenses decreased to $28,908 for the three months ended December 31, 2003 as compared to $38,566 for the three months ended December 31, 2002.

         Compensation expense decreased to $13,660 for the three months ended December 31, 2003 as compared $33,058 for the three months ended December 31, 2002. The decrease was due to a decrease in director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

         Professional fees were $12,246 for the three months ended December 31, 2003 as compared to $994 for the three months ended December 31, 2002 and were primarily attributable to fees associated with the Company's SEC filings.

         For the three months ended December 31, 2003, selling, general and administrative expenses were $3,002 as compared to $4,514 for the three months ended December 31, 2002.

         For the three months ended December 31, 2003, interest expense was $0 compared to $7,666 for the three months ended December 31, 2002 and was attributable to the Company's borrowings. The reduction for the three months ended December 31, 2003 is a result of the elimination of our debt.

         No additional meaningful comparisons can be made for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, our Company had $11,635 in cash to meet our outstanding obligations. During the reporting period and prior, we financed our operating activities through loans and advances from certain shareholders and from sales of securities.

     At December 31, 2003, our Company had a stockholders' deficit of $4,310. Our Company's future operations and growth are dependent on our ability to raise capital for expansion and to implement our strategic plan.

     Net cash used in operations was $(8,277) for the three months ended December 31, 2003 as compared to ($16,712) for the three months ended December 31, 2002. For the three months ended December 31, 2003, cash used in operations was primarily attributable to our net loss of $(28,908) offset by an increase in accounts payable and accrued expenses of $6,971 and by non-cash compensation expense from the issuance of common stock $13,660. For the three months ended December 31, 2002, cash used in operations of $(16,712) and was attributable to our net loss of $46,232 offset by stock based compensation of $23,137 and an increase accounts payable and accrued expenses of $6,383.

         Net cash provided by financing activities for the three months ended December 31, 2003 was $0 as compared to net cash provided by financing activities of $28,994 for the three months ended December 31, 2002. The difference was primarily attributable to the decrease in funding from a related party as well as a decrease in proceeds from the sale of common stock.

     We currently have no material commitments for capital expenditures. Other than advances received in the past from the related parties, we have no external sources of liquidity. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alternative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-QSB for the three months ended December 31, 2003 contained in this Quarterly Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

GOING CONCERN

     The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Currently, the Company has no active business operations, has recurring losses, had cash used in operations of $8,277 for the three months ended December 31, 2003, and an accumulated deficit of $18,505,502 at December 31, 2003. Additionally, our funding source stopped funding our Company at the end of July 2003. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alterative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). These conditions raise substantial doubt about our Company's ability to continue as a going concern.

     Our Company is taking steps to address this situation. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for an ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations if funding becomes available, or locate a merger/acquisition candidate. We currently have a letter of intent to acquire National ComTel during the first calendar quarter of 2004. In the meantime, management will continue to seek sources of funding until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. Through December 31, 2003, the Company received proceeds of $94,600 from sale of common stock and preferred stock to certain officers, directors and affiliates of the Company, and others. We are also seeking new sources of funding. No assurances can be provided, however, that such alternative funding sources will be located.


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

Item 2.  Changes in Securities

         During the three months ended December 2002, the Company issued 3,301,987 shares of common stock previously reflected as issuable.

         During the three months ended December 31, 2003, the Company issued 616,700 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $14,360 based on the average monthly closing price of the Company's common stock in the month the services were performed. As of December 31, 2003, 212,000 of these shares were issuable.

         In October 2003, the Company cancelled 33,000 shares previously shown as issuable. In connection with the cancellation of these shares, the Company reduced compensation expense by $700.

Item 3.  Defaults Upon Senior Securities

         As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits

       99.1     Certification by Chief Executive Officer Pursuant to Section 302
       99.2     Certification by Chief Financial Officer Pursuant to Section 302
       99.3     Certification by Chief Executive Officer Pursuant to Section 906
       99.4     Certification by Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

   Date                      Financials Included                 Items Reported
   ----                      -------------------                 --------------
  11/03/03                               No                             5
  12/17/03                               No                             5


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.

Dated:  February 20, 2004           By:  /s/ Anthony Q. Joffe
                                    Anthony Q. Joffe, President,
                                    Chief Executive Officer and Director

Dated:  February 20, 2004           By:  /s/ Adam Wasserman
                                    Adam Wasserman
                                    Chief Financial Officer and Controller