Form 10QSB
period 2004-03-31
COLMENA CORP
filed 2004-06-15
CIK 1000285

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal quarter ended: March 31, 2004
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


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   [X]        No [ ]

APPLICABLE TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

         On May 21, 2004, the issuer had outstanding 125,023,663 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX


                                                                          Page
PART I - FINANCIAL INFORMATION

 Item 1 - Consolidated Financial Statements

 Consolidated Balance Sheet (Unaudited)
   As of March 31, 2004...................................................  3

 Consolidated Statements of Operations (Unaudited)
   For the Three and Six Months Ended March 31, 2004 and 2003.............  4

Consolidated Statements of Cash Flows (Unaudited)
   For the Six Months Ended March 31, 2004 and 2003.......................  5

Condensed Notes to Consolidated Financial Statements...................... 6-7

Item 2 - Management's Discussion and Analysis and Plan of
  Operation............................................................... 8-10

Item 3 - Control and Procedures...........................................  10

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

Item 3 - Default Upon Senior Securities.................................... 11

Item 4 - Submission of Matters to a Vote of Security Holders............... 11

Item 5 - Other Information................................................. 11

Item 6 - Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 12

                                  COLMENA CORP.
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
     Cash                                                                       $         53
                                                                                ------------

      Total Assets                                                              $         53
                                                                                ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                       $     13,789
    Loans Payable - Related Parties                                                    2,769
                                                                                ------------

        Total Current Liabilities                                                     16,558
                                                                                ------------


STOCKHOLDERS' DEFICIT:
    Preferred Stock ($.001 Par Value; 10,000,000 Share Authorized;
        No Shares Issued and Outstanding)                                                 --
    Convertible Preferred Stock ($.001 Par Value; 1,000,000 Share Authorized;
        701,415 Shares Issued and Outstanding)                                           702
    Common Stock ($.01 Par Value; 650,000,000 Shares Authorized;
        124,357,663 Shares Issued and Outstanding)                                 1,243,577
    Common Stock Issuable, $.01 Par Value (514,500 Shares)                             5,145
    Additional Paid-in Capital                                                    17,262,058
    Accumulated Deficit                                                          (18,527,987)
                                                                                ------------

        Total Stockholders' Deficit                                                  (16,505)
                                                                                ------------

        Total Liabilities and Stockholders' Deficit                             $         53
                                                                                ============


   The accompanyin notes are an integral part of these financial statements.

                                 COLMENA CORP.
                            STATEMENTS OF OPERATIONS

                                                                    For the Three Months             For the Six Months
                                                                       Ended March 31,                 Ended March 31,
                                                               ------------------------------    ------------------------------
                                                                   2004             2003             2004              2003
                                                               -------------    -------------    -------------    -------------
                                                                (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
REVENUES                                                       $          --    $          --    $          --    $          --
                                                               -------------    -------------    -------------    -------------

OPERATING EXPENSES:
    Compensation Expense                                              10,290           23,670           23,950           56,728
    Professional and Legal Fees                                        5,394           12,731           17,641           13,725
    Selling, General and Administrative                                6,801           30,141            9,802           34,655
                                                               -------------    -------------    -------------    -------------

        Total Operating Expenses                                      22,485           66,542           51,393          105,108
                                                               -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                                 (22,485)         (66,542)         (51,393)        (105,108)
                                                               -------------    -------------    -------------    -------------


OTHER EXPENSE:
    Settlement Income (Expense),  net                                     --            6,431               --            6,431
    Interest Expense, net                                                 --           (1,121)              --           (8,787)
                                                               -------------    -------------    -------------    -------------

TOTAL OTHER EXPENSE                                                       --            5,310               --           (2,356)
                                                               -------------    -------------    -------------    -------------

NET LOSS                                                       $     (22,485)   $     (61,232)   $     (51,393)   $    (107,464)
                                                               =============    =============    =============    =============


BASIC AND DILUTED:
      Net Loss Per Common Share - Basic and Diluted            $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                               =============    =============    =============    =============


      Weighted Common Shares Outstanding - Basic and Diluted     124,543,855      111,885,469      124,246,766       90,260,079
                                                               =============    =============    =============    =============

   The accompanyin notes are an integral part of these financial statements.

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS

                                                                   For the Six Months Ended March 31,
                                                                   ---------------------------------
                                                                           2004        2003
                                                                        ---------    ---------
                                                                       (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $ (51,393)   $(107,464)
    Adjustments to Reconcile Net Loss To Net Cash Used in Operations:

           Stock-Based Compensation                                        23,950       53,346

           Increase in:
              Accounts Payable and Accrued Expenses                         7,584      (13,926)
                                                                        ---------    ---------
Net Cash Flows Used in Operating Activities                               (19,859)     (68,044)
                                                                        ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                --        6,600
    Payments on Loan Payable                                                   --       (3,750)
    Proceeds from Sale of Common Stock                                         --       41,500
    Proceeds from Sale of Preferred Stock                                      --       10,000
    Due to Related Party                                                       --       13,644
                                                                        ---------    ---------
Net Cash Flows Provided by Financing Activities                                --       67,994
                                                                        ---------    ---------
Net Increase (Decrease) in Cash                                           (19,859)         (50)

Cash - Beginning of Year                                                   19,912          117
                                                                        ---------    ---------
Cash - End of Period                                                    $      53    $      67
                                                                        =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                             $      --    $     272
                                                                        =========    =========

   Income Taxes                                                         $      --    $      --
                                                                        =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Common Stock for Debt and Bonds payable                 $      --    $ 430,030
                                                                        =========    =========

   The accompanyin notes are an integral part of these financial statements.

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

These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2003 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending September 30, 2004.

NOTE 2 - LOANS PAYABLE - RELATED PARTIES

As of September 30, 2003, the Company had received advances of $2,769 from two related parties, which balance remains at March 31, 2004. These advances bear interest at the prime rate plus two percentage points and are due upon demand.

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock
------------

In October 2003, the Company cancelled 33,000 shares previously shown as issuable. In connection with the cancellation of these shares, the Company reduced compensation expense by $700.

During the three months ended March 2004, the Company issued 212,000 shares of common stock previously reflected as issuable.

During the three months ended December 31, 2003, the Company issued 616,700 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $14,360 based on the average monthly closing price of the Company's common stock in the month the services were performed.

During the three months ended March 31, 2004, the Company issued 514,500 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $10,290 based on the average monthly closing price of the Company's common stock in the month the services were performed. As of March 31, 2004, 514,500 of these shares were issuable.

                                  COLMENA CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' DEFICIT (continued)

A summary of the options issued under the employment and consulting agreements as of March 31, 2004 and changes during the period is presented below:

                                                                 Weighted
                                               Number of         Average
                                              Options and        Exercise
                                                Warrants          Price
------------------------------------------      ---------        ---------
 Stock Options
------------------------------------------      ---------         --------
 Balance at September 30, 2003                  1,181,000         $   0.03
                                                ---------         --------
 Granted                                               --               --
                                                ---------         --------
 Exercised                                             --               --
                                                ---------         --------
 Forfeited                                             --               --
                                                ---------         --------
 Balance at March 31, 2004                      1,181,000         $   0.03
                                                ---------         ========

 Options exercisable at end of period           1,181,000         $   0.03
                                                ---------         ========
 Weighted average fair value of options
   granted during the period                                      $   0.00
                                                                  --------

The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2004:

                              Options and Warrants Outstanding                          Options and Warrants Exercisable
               ---------------------------------------------------------------------    ----------------------------------
                                                       Weighted
                                                        Average          Weighted                              Weighted
                 Range of            Number            Remaining          Average            Number             Average
                 Exercise        Outstanding at       Contractual        Exercise        Exercisable at        Exercise
                   Price         March 31, 2004           Life             Price         March 31, 2004          Price
                ------------    ------------------    -------------     ------------    ------------------    ------------
             $   0.02 -0.05           1,181,000         0.75 Years       $     0.03             1,181,000      $     0.03
                                ==================    =============      ===========    ==================     ===========

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no active business operations, has recurring losses including the net loss for the six months ended March 31, 2004 of $51,393, had cash used in operations of $19,859 for the six months ended March 31, 2004, and had an accumulated deficit of $18,527,987 at March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations, or locate a merger/acquisition candidate.

NOTE 5 - SUBSEQUENT EVENT

On May 19, 2004, the Board of Directors voted to issue 547,500 shares of common stock in exchange for the surrender of 1,095,000 options that were granted to certain Board members for services rendered prior to May 2002. In connection with this exchange, the Company recorded non-cash compensation of $10,840 which is calculated as the difference between the fair market value of shares issued on the date of grant and the fair value of the stock options exchanged based on the Black-Scholes method.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

         Our Company reported a net loss for the six months ended March 31, 2004 of $51,393 and net loss for the six months ended March 31, 2003 of $107,464. This translates to per-share loss of $(0.00) for six months ended March 31, 2004 and per share loss of $(0.00) for the six months ended March 31, 2003.

         Our Company had no revenues for the six months ended March 31, 2004 and 2003, respectively.

         Overall, operating expenses decreased to $51,393 for the six months ended March 31, 2004 as compared to $105,108 for the six months ended March 31, 2003.

         Compensation expense decreased to $23,950 for the six months ended March 31, 2004 as compared $56,728 for the six months ended March 31, 2003. The decrease was due to a decrease in director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

         Professional fees were $17,641 for the six months ended March 31, 2004 as compared to $13,725 for the six months ended March 31, 2003 and were primarily attributable to fees associated with the Company's SEC filings.

         For the six months ended March 31, 2004, selling, general and administrative expenses were $9,802 as compared to $34,655 for the six months ended March 31, 2003.

         For the six months ended March 31, 2004, interest expense was $0 compared to $8,787 for the six months ended March 31, 2003 and was attributable to the Company's borrowings. The reduction for the six months ended March 31, 2004 is a result of the elimination of our debt.

         No additional meaningful comparisons can be made for the six months ended March 31, 2004 as compared to the six months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, our Company had $53 in cash to meet our outstanding obligations. During the reporting period and prior, we financed our operating activities through loans and advances from certain shareholders and from sales of securities.

         At March 31, 2004, our Company had a stockholders' deficit of $16,505. Our Company's future operations and growth are dependent on our ability to raise capital for expansion and to implement our strategic plan.

         Net cash used in operations was $(19,859) for the six months ended March 31, 2004 as compared to ($68,044) for the six months ended March 31, 2003. For the six months ended March 31, 2004, cash used in operations was primarily attributable to our net loss of $(51,393) offset by an increase in accounts payable and accrued expenses of $7,584 and by non-cash compensation expense from the issuance of common stock $23,950. For the six months ended March 31, 2003, cash used in operations of $(68,044) and was attributable to our net loss of $107,464 offset by stock based compensation of $53,346 and an increase accounts payable and accrued expenses of $13,926.

         Net cash provided by financing activities for the six months ended March 31, 2004 was $0 as compared to net cash provided by financing activities of $67,994 for the six months ended March 31, 2003. The difference was primarily attributable to the decrease in funding from a related party as well as a decrease in proceeds from the sale of common stock.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2003 as filed with the Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Currently, the Company has no active business operations, has recurring losses, had cash used in operations of $19,860 for the six months ended March 31, 2004, and an accumulated deficit of $18,527,987 at March 31, 2004. Additionally, our funding source stopped funding our Company at the end of July 2003. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alterative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). These conditions raise substantial doubt about our Company's ability to continue as a going concern.

         Our Company is taking steps to address this situation. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for an ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations if funding becomes available, or locate a merger/acquisition candidate. Although our Company had signed a letter of intent ("LOI") to acquire National ComTel Network Inc. ("National"), the parties mutually agreed to withdraw from the LOI because of unresolvable issues relating to the transfer of National's small business loan. (Our Company's May 24, 2004 letter to National is attached as an exhibit to this report and incorporated herein by reference pursuant to Rule 12b-23.) Our Company will continue to seek suitable acquisition candidates. In the meantime, management will continue to seek sources of funding until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. Through March 31, 2004, the Company received proceeds of $94,600 from sale of common stock and preferred stock to certain officers, directors and affiliates of the Company, and others. We are also seeking new sources of funding. No assurances can be provided, however, that such alternative funding sources will be located.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our Company's report of Form 10-KSB for the fiscal year ended September 30, 2003.

Item 2.  Changes in Securities

         During the three months ended March 31, 2004, we issued 514,500 shares of common stock to directors and employees for services rendered. In connection with these shares, we recorded compensation expense of $10,290 based on the average monthly closing price of the Company's common stock in the month the services were performed. As of March 31, 2004, 514,500 of these shares were issuable.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits

         31.1 Certification by Chief Executive Officer Pursuant to Section 302
         31.2 Certification by Chief Financial Officer Pursuant to Section 302
         32.1 Certification by Chief Executive Officer Pursuant to Section 906
         32.2 Certification by Chief Financial Officer Pursuant to Section 906
         99.1 May 24, 2004 Letter from our Company to National ComTel Network, Inc.


(b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COLMENA CORP.

Dated:  June 11, 2004           By:  /s/ Anthony Q. Joffe
                                    -------------------------
                                    Anthony Q. Joffe, President,
                                    Chief Executive Officer and Director

Dated:  June 11, 2004           By:  /s/ Adam Wasserman
                                    -------------------------
                                    Adam Wasserman
                                    Chief Financial Officer and Controller