Form 10QSB
period 2004-06-30
COLMENA CORP
filed 2004-08-12
CIK 1000285

U.S. SECURITIES AND
                                    EXCHANGE
                                   COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          For the fiscal quarter ended:
                                  June 30, 2004
                        Commission file number: 0-27842


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

     On July 15, 2004, the issuer had outstanding 125,023,663 shares of common stock, $.01 par value per share.

                                  COLMENA CORP.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX


                                                                        Page

PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

 Balance Sheet (Unaudited)
   As of June 30, 2004...................................................   3
 Statements of Operations (Unaudited)
   For the Three and Nine Months Ended June 30, 2004 and 2003.............  4
 Statements of Cash Flows (Unaudited)
   For the Nine Months Ended June 30, 2004 and 2003.......................  5

Condensed Notes to Financial Statements................................... 6-7

Item 2 - Management's Discussion and Analysis and Plan of
  Operation............................................................... 8-10

Item 3 - Control and Procedures...........................................  10

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

Item 4 - Submission of Matters to a Vote of Security Holders............... 11

Item 5 - Other Information................................................. 11

Item 6 - Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 11

                                  COLMENA CORP.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                $     17
                                                        -------------
      Total Assets                                       $     17
                                                        =============


                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable                                     $ 21,302
    Loans Payable - Related Parties                         2,769
                                                        -------------
        Total Current Liabilities                          24,071
                                                        =============
STOCKHOLDERS' DEFICIT:
Preferred Stock ($.001 Par Value; 10,000,000
  Share Authorized; No Shares Issued and Outstanding)           -
Convertible Preferred Stock ($.001 Par Value;
  1,000,000 Share Authorized; 702,515 Shares
  Issued and Outstanding)                                     702
Common Stock ($.01 Par Value; 650,000,000
  Shares Authorized; 125,023,663 Shares
  Issued and Outstanding)                               1,250,237
Common Stock Issuable, $.01 Par Value (866,000 Shares)      8,660
Additional Paid-in Capital                             17,272,123
Accumulated Deficit                                   (18,555,776)
                                                     ----------------
        Total Stockholders' Deficit                       (24,054)
                                                     ----------------
        Total Liabilities and Stockholders' Deficit     $      17
                                                     ================

                 See accompanying notes to financial statements

                                  COLMENA CORP.
                            STATEMENTS OF OPERATIONS

                                                                For the Three Months               For the Nine Months
                                                                 Ended June 30,                     Ended June 30,
                                                             -------------------------------    ------------------------------
                                                                  2004             2003              2004             2003
                                                             -------------------------------    ------------------------------
                                                              (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)

REVENUES                                                       $     -          $      -          $      -         $       -
                                                              --------------    ------------    --------------  --------------
OPERATING EXPENSES:
    Compensation Expense                                         20,240            32,001           44,190           105,794
    Professional and Legal Fees                                   5,902             6,514           23,543            20,239
    Selling, General and Administrative                           1,648             4,170           11,450            21,760
                                                              --------------    -------------   --------------  --------------
        Total Operating Expenses                                 27,790            42,685           79,183           147,793
                                                              --------------    -------------   --------------  --------------

LOSS FROM OPERATIONS                                            (27,790)          (42,685)         (79,183)         (147,793)
                                                              --------------    -------------   --------------  --------------
OTHER EXPENSE:
    Settlement Income (Expense),  net                                 -                 -               -              6,431
    Interest Expense, net                                             -             (1,121)             -             (9,907)
                                                              --------------    -------------   --------------  ---------------
TOTAL OTHER EXPENSE                                                   -             (1,121)             -             (3,476)
                                                              --------------    -------------   --------------  ---------------
NET LOSS                                                       $ (27,790)        $ (43,806)       $(79,183)       $ (151,269)
                                                              ===============   =============   ==============  ===============
BASIC AND DILUTED:
   Net Loss Per Common Share - Basic and Diluted               $ (0.00)          $ (0.00)         $ (0.00)        $ (0.00)
                                                              ===============   =============   ==============  ===============
   Weighted Common Shares Outstanding - Basic and Diluted      125,278,663       111,885,469      124,589,476      98,764,198
                                                              ===============   ==============  =============== ===============

                 See accompanying notes to financial statements

                                  COLMENA CORP.
                            STATEMENTS OF CASH FLOWS


                                                                             For the Nine Months Ended June 30,
                                                                            -------------------------------------
                                                                                 2004                2003
                                                                            ------------------- -------------------
                                                                              (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                  $ (79,183)         $ (151,269)
    Adjustments to Reconcile Net Loss To Net Cash Used in Operations:

           Stock-Based Compensation                                              44,190              76,285

           Increase in:
              Accounts Payable and Accrued Expenses                              15,098              (9,027)
                                                                            --------------      ------------
Net Cash Flows Used in Operating Activities                                     (19,895)            (84,011)
                                                                            --------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loans Payable - Related Party                                       -               6,600
    Payments on Loan Payable                                                          -              (3,750)
    Proceeds from Sale of Common Stock                                                -              48,950
    Proceeds from Sale of Preferred Stock                                             -              18,450
    Due to Related Party                                                              -              13,644
                                                                            --------------      ------------
Net Cash Flows Provided by Financing Activities                                       -              83,894
                                                                            --------------      ------------
Net Increase (Decrease) in Cash                                                 (19,895)               (117)

Cash - Beginning of Year                                                         19,912                 117
                                                                            --------------      ------------
Cash - End of Period                                                          $      17           $       -
                                                                            ==============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                   $       -           $     272
                                                                             =============      ============
   Income Taxes                                                               $       -           $       -
                                                                             =============      ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Common Stock for Debt and Bonds payable                       $       -           $ 430,030
                                                                             ==============     ============

                 See accompanying notes to financial statements

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

These financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2003 and notes thereto contained in the Report on Form 10-KSB of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending September 30, 2004.


NOTE 2 - LOANS PAYABLE - RELATED PARTIES

As of September 30, 2003, the Company had received advances of $2,769 from two related parties, which balance remains at June 30, 2004. These advances bear interest at the prime rate plus two percentage points and are due upon demand.

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock

In October 2003, the Company cancelled 33,000 shares previously shown as issuable. In connection with the cancellation of these shares, the Company reduced compensation expense by $700.

During the three months ended December 31, 2003, the Company granted 616,700 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $14,360 based on the average monthly closing price of the Company's common stock in the month the services were performed.

During the three months ended March 31, 2004, the Company granted 514,500 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $10,290 based on the average monthly closing price of the Company's common stock in the month the services were performed.

During the three months ended June 30, 2004, the Company granted 470,000 shares of common stock to directors and employees for services rendered. In connection with these shares, the Company recorded compensation expense of $9,400 based on the average monthly closing price of the Company's common stock in the month the services were performed. As of June 30, 2004, 318,500 of these shares had not yet been issued by the transfer agent and are reflected as issuable.


On May 19, 2004, the Board of Directors voted to issue 547,500 shares of common stock in exchange for the surrender of 1,095,000 options that were granted to certain Board members for services rendered prior to May 2002. In connection with this exchange, the Company recorded non-cash compensation of $10,840 which is calculated as the difference between the fair market value of shares issued on the date of grant and the fair value on the exchange date of the stock options exchanged based on the Black-Scholes method. As of June 30, 2004, 547,500 of these shares had not yet been issued by the transfer agent and are reflected as issuable.

                                  COLMENA CORP.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - STOCKHOLDERS' DEFICIT (continued)

A summary of the options issued under the employment and consulting agreements as of June 30, 2004 and changes during the period is presented below:


                                                                     Weighted
                                                Number of            Average
                                               Options and           Exercise
                                                  Warrants            Price
   ------------------------------------------- ------------------ ----------- --
       Stock Options
   ------------------------------------------- ------------------ --------------
   Balance at September 30, 2003                 1,181,000      $        0.03
   ------------------------------------------- ------------------ --------------
   Granted                                             -                   -
   ------------------------------------------- ------------------ --------------
   Exercised                                           -                   -
   ------------------------------------------- ------------------ --------------
   Forfeited                                    (1,095,000)              0.02
   ------------------------------------------- ------------------ --------------
   Balance at June 30, 2004                         86,000      $        0.03
   ------------------------------------------- ================== ==============

   Options exercisable at end of period             86,000      $        0.03
   ------------------------------------------- ================== ==============
   Weighted average fair value of options                       $        0.00
      granted during the period
   ------------------------------------------- ------------------ --------------

   The following table summarizes information about employee stock options and consultant warrants outstanding at June 30, 2004:

                              Options and Warrants Outstanding                          Options and Warrants Exercisable
          --------------------------------------------------------------------------    ----------------------------------

                                                        Weighted
                                                        Average          Weighted                              Weighted
                 Range of            Number            Remaining          Average            Number             Average
                 Exercise        Outstanding at       Contractual        Exercise        Exercisable at        Exercise
                   Price         March 31, 2004           Life             Price         March 31, 2004          Price
                ------------    ------------------    -------------     ------------    ------------------    -----------
             $   0.02 -0.05                86,000       0.50 Years   $         0.03                86,000  $         0.03
                                ==================    =============     ============    ==================    ============

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no active business operations, has recurring losses including the net loss for the nine months ended June 30, 2004 of $79,183, had cash used in operations of $19,895 for the nine months ended June 30, 2004, and had an accumulated deficit of $18,555,776 at June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company maintains an agreement as a telephone service reseller with BellSouth and management looks to expand on such operations, or locate a merger/acquisition candidate. On June 18, 2004, the Company filed a current report on Form 8-K advising that the Company had signed a letter of intent (the "Letter") to acquire NetWorth Systems, Inc., a Florida corporation engaged in the business of providing information technology (IT) management and auditing services.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         During November 1997, our Company became engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. In September 1998, following a default in payment obligations totaling approximately $5.6 million by the company that handled the billing and collection for our Company's long-distance telephone services, our Company and its subsidiaries were forced to discontinue day-to-day business operations. During March 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly-owned subsidiaries, positioning our Company to undertake new business endeavors or to become a more attractive acquisition candidate.

     On June 10, 2004, our Company signed a letter of intent with NetWorth Systems, Inc., a Florida corporation engaged in the business of providing IT management and auditing services (the "Letter" and "NetWorth," respectively). Pursuant to the terms of the Letter, our Company intends to acquire all of the securities of NetWorth in exchange for 75,000,000 shares of our Company's common stock, which represents approximately 60% of the outstanding common stock of our Company as of the date of closing. As a result of this proposed transaction, NetWorth would become a wholly owned subsidiary of our Company.

            At the end of the fiscal year ending on September 30, 2005, if NetWorth achieves at least $250,000 in net, pre-tax profits, NetWorth will receive additional shares of common stock so as to give NetWorth 80% of our Company's outstanding common stock at that time. If NetWorth fails to meet 100% of the specified profit projection at that time, the number of additional shares to be issued will be adjusted in direct proportion to the percentage of net, pre-tax profit actually achieved, provided, however, that if NetWorth fails to achieve at least $125,000 in net, pre-tax profits at that time, it will not receive any additional shares of our Company's common stock.

            The proposed acquisition is subject to the condition precedent that all material executive officers and directors for NetWorth will enter into employment agreements with NetWorth on terms satisfactory to our Company. As a further condition precedent to closing, our Company will secure a written agreement from the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust, which will provide in part that despite each trust's status as a non-affiliate, for a period of two years following closing, each trust agrees to be governed by the volume limitations of Rule 144 as applicable for affiliates of an issuer, provided that within 120 days of closing, NetWorth raises at least $1,000,000 in capital at a price of at least $0.05 per share.

            The parties hope to sign an acquisition agreement and close on the transaction around the middle of August 2004, following completion of the required independent audits of NetWorth's financial statements.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

         Our Company reported a net loss for the nine months ended June 30, 2004 of $79,183 and net loss for the nine months ended June 30, 2003 of $151,269. This translates to per-share loss of $(0.00) for nine months ended June 30, 2004 and per share loss of $(0.00) for the nine months ended June 30, 2003.

         Our Company had no revenues for the nine months ended June 30, 2004 and 2003, respectively.

         Overall, operating expenses decreased to $79,183 for the nine months ended June 30, 2004 as compared to $147,793 for the nine months ended June 30, 2003.

         Compensation expense decreased to $44,190 for the nine months ended June 30, 2004 as compared to $105,794 for the nine months ended June 30, 2003. The decrease was due to a decrease in director and officer activities related to the restructuring of the Company and the issuance of common stock for services.

         Professional fees were $23,543 for the nine months ended June 30, 2004 as compared to $20,239 for the nine months ended June 30, 2003 and were primarily attributable to fees associated with the Company's SEC filings.

         For the nine months ended June 30, 2004, selling, general and administrative expenses were $11,450 as compared to $21,760 for the nine months ended June 30, 2003.

         For the nine months ended June 30, 2004, interest expense was $0 compared to $9,907 for the nine months ended June 30, 2003 and was attributable to the Company's borrowings. The reduction for the nine months ended June 30, 2004 is a result of the elimination of our debt.

         No additional meaningful comparisons can be made for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, our Company had $17 in cash to meet our outstanding obligations. During the reporting period and prior, we financed our operating activities through loans and advances from certain shareholders and from sales of securities.

     At June 30, 2004, our Company had a stockholders' deficit of $24,054. Our Company's future operations and growth are dependent on our ability to raise capital for expansion and to implement our strategic plan.

     Net cash used in operations was $(19,895) for the nine months ended June 30, 2004 as compared to ($84,011) for the nine months ended June 30, 2003. For the nine months ended June 30, 2004, cash used in operations was primarily attributable to our net loss of $(79,183) offset by an increase in accounts payable and accrued expenses of $15,098 and by non-cash compensation expense from the issuance of common stock $44,190. For the nine months ended June 30, 2003, cash used in operations of $(84,011) and was attributable to our net loss of $151,269 and a decrease in accounts payable and accrued expenses of ($9,027) offset by non-cash consulting and compensation expense from the issuance of common stock $76,285.

         Net cash provided by financing activities for the nine months ended June 30, 2004 was $0 as compared to net cash provided by financing activities of $83,894 for the nine months ended June 30, 2003. The difference was primarily attributable to the decrease in funding from a related party as well as a decrease in proceeds from the sale of common stock.

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

GOING CONCERN

     The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Currently, the Company has no active business operations, has recurring losses, had cash used in operations of $19,895 for the nine months ended June 30, 2004, and an accumulated deficit of $18,555,776 at June 30, 2004. Additionally, our funding source stopped funding our Company at the end of July 2003. Accordingly, we are seeking alternative funding sources. No assurances can be provided, however, that such alterative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). These conditions raise substantial doubt about our Company's ability to continue as a going concern.

     Our Company is taking steps to address this situation. Our Company maintains an agreement as a telephone service reseller with BellSouth, our application for an ALEC license in Florida received final approval in May 2002, and management looks to expand on such operations if funding becomes available, or locate a merger/acquisition candidate. Although our Company had signed a letter of intent ("LOI") to acquire National ComTel Network Inc. ("National"), the parties mutually agreed to withdraw from the LOI because of unresolvable issues relating to the transfer of National's small business loan. Our Company's May 24, 2004 letter to National was attached to our report on Form 10-QSB filed on June 16, 2004 and is incorporated herein by reference.) On June 18, 2004, our Company filed a current report on Form 8-K advising that our Company had signed a letter of intent (the "Letter") to acquire NetWorth Systems, Inc., a Florida corporation engaged in the business of providing information technology (IT) management and auditing services. The terms of the proposed transaction are set forth in the Letter attached to the 8-K as an exhibit and incorporated herein by reference pursuant to Rule 12b-23. Otherwise, management will continue to seek sources of funding until other income is derived from an acquisition, consulting activities, or our telecommunications resale license and agreements. Through June 30, 2004, the Company received proceeds of $94,600 from sale of common stock and preferred stock to certain officers, directors and affiliates of the Company, and others. We are also seeking new sources of funding. No assurances can be provided, however, that such alternative funding sources will be located.

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

Item 2.  Changes in Securities

         During the three months ended June 30, 2004, we issued 470,000 shares of common stock to directors and employees for services rendered. In connection with these shares, we recorded compensation expense of $9,400 based on the average monthly closing price of the Company's common stock in the month the services were performed. As of June 30, 2004, 318,500 of these shares were issuable.

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


(b) Reports on Form 8-K

         On June 18, 2004, we reported that we signed a letter of intent with NetWorth Systems, Inc., a Florida corporation engaged in the business of providing IT management and auditing services.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.

Dated:  August 12, 2004           By:  /s/ Anthony Q. Joffe
                                    Anthony Q. Joffe, President,
                                    Chief Executive Officer and Director

Dated:  August 12, 2004           By:  /s/ Adam Wasserman
                                 Adam Wasserman
                                    Chief Financial Officer and Controller