Form 10QSB
period 2004-09-30
COLMENA CORP
filed 2004-11-15
CIK 1000285

U.S. SECURITIES AND
                                    EXCHANGE
                                   COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ______________.

                         Commission file number: 0-27842

                                  COLMENA CORP.
                                  -------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        54-1778587
              --------                                        ----------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

                          6499 NW 9th Avenue, Suite 304
                         Fort Lauderdale, Florida 33309
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 670-2300
                                 --------------
                         (Registrant's telephone number,
                              including area code)

                                  COLMENA CORP.
                               101 SW 11th Avenue
                            Boca Raton, Florida 33486
                            -------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On November 12, 2004, there were 13,907,619 shares of common stock outstanding and 140,654 shares of convertible preferred stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                  COLMENA CORP.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004



                                      INDEX


                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

 Consolidated Balance Sheet (Unaudited)
   As of September 30, 2004..............................................   3
 Statements of Operations (Unaudited)For the Three and Nine
   Months Ended September 30, 2004 Consolidated and 2003.................   4
 Statements of Cash Flows (Unaudited)For the Nine Months
   Ended September 30, 2004 Consolidated and 2003........................   5
 Condensed Notes to Consolidated Financial Statements....................   6-10

Item 2 - Management's Discussion and Analysis and Plan of
  Operation..............................................................  10-19

Item 3 - Control and Procedures...........................................  19

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................. 19

Item 2 - Changes in Securities and Use of Proceeds......................... 19

Item 3 - Default Upon Senior Securities.................................... 19

Item 4 - Submission of Matters to a Vote of Security Holders............... 19

Item 5 - Other Information................................................. 20

Item 6 - Exhibits and Reports on Form 8-K.................................. 20

Signatures................................................................. 21

                                  COLMENA CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                               $     9,270
  Accounts receivable, net                                                35,015
  Prepaid expenses and other current assets                                7,715
                                                                     -----------
       Total Current Assets                                               52,000

PROPERTY AND EQUIPMENT, NET                                               23,581

OTHER NON-CURRENT ASSETS
  Deposits                                                                 2,387
                                                                     -----------
        Total Non-Current Assets                                           2,387
                                                                     -----------

TOTAL ASSETS                                                         $    77,968
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $   285,104
  Deferred revenue                                                       100,772
  Loans payable - related party                                          102,886
                                                                     -----------
        Total Current Liabilities                                        488,762

STOCKHOLDERS' DEFICIT
  Preferred Stock ($0.001 par value; 10,000,000 shares authorized;
    no shares issued and outstanding)                                         --
  Convertible preferred stock ($0.01 par value; 1,000,000 shares
    authorized; 140,654 shares issued and outstanding)                     1,407
  Common Stock ($0.10 par value; 100,000,000 shares authorized;
    13,907,618 shares issued and outstanding)                          1,390,762
  Additional paid-in capital                                          (1,139,750)
  Accumulated deficit                                                   (663,212)
                                                                     -----------
        Total Stockholders' Deficit                                     (410,793)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    77,968
                                                                     ===========

The accompanying notes are an integral part of these financial statements

                                  COLMENA CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                                  Consolidated                      Consolidated
                                             2004              2003              2004              2003
                                        ------------      ------------      ------------      ------------
REVENUE
Service                                 $    141,183      $     61,804      $    337,766      $     80,479
Systems and software                         115,876           101,569           415,720           504,708
                                        ------------      ------------      ------------      ------------

Total Revenue                                257,059           163,373           753,486           585,187
                                        ------------      ------------      ------------      ------------

COST OF GOODS SOLD                            79,247            68,911           292,803           209,142
                                        ------------      ------------      ------------      ------------

GROSS PROFIT                                 177,812            94,462           460,683           376,045


OPERATING EXPENSES

Compensation                                  90,190            68,339           176,241           143,870

Stock Compensation                           134,080                --           224,589                --

Advertising                                  166,942             1,784           196,576             3,084

Impairment of Goodwill                        71,343            71,343                --                --

Settlement Charge                             51,203                --            51,203                --

General and administrative expense           104,290            39,815           213,202           114,723

                                        ------------      ------------      ------------      ------------
Total Operating Expenses                     618,047           109,938           933,153           261,672
                                        ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                        (440,235)          (15,476)         (472,471)          114,368


OTHER INCOME (EXPENSE)

Interest expense                              (4,771)           (1,067)          (10,405)           (4,423)

Other income                                      20                --                26                --
                                        ------------      ------------      ------------      ------------
Total Other Income (Expense)                  (4,751)           (1,067)          (10,379)           (4.423)
                                        ------------      ------------      ------------      ------------

NET LOSS                                $   (444,987)     $    (16,542)     $   (482,850)     $    109,945
                                        ============      ============      ============      ============

BASIC AND DILUTED:

LOSS PER SHARE                          $     (0.043)     $         --      $     (0.065)     $         --
                                        ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING       10,338,808                --         7,426,649      $         --
                                        ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements

                                  COLMENA CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the nine months ended September 30,
                                                                                    Consolidated
                                                                                 2004          2003
                                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(482,850)     $ 109,945

  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                  13,673          5,959
     Bad debt                                                                    11,566
     Impairment of Goodwill                                                      71,343
     Stock issued for services                                                  224,589
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                         (23,752)       (13,982)
     Prepaid expenses                                                               (96)        (6,073)
   Increase (decrease) in:
    Accounts payable and accrued expenses                                       185,276        (54,816)
    Deferred revenue                                                              8,590        (18,972)
                                                                              ---------      ---------
      Net Cash Provided By Operating Activities                                   8,339         22,061
                                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (1,907)       (33,971)
                                                                              ---------      ---------
      Net Cash Used in Investing Activities                                      (1,907)       (33,971)
                                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments from related party loan                                                 (976)       (32,775)
  Distributions to stockholder                                                  (17,769)        26,621
                                                                              ---------      ---------
      Net Cash Used in Financing Activities                                     (18,745)        (6,154)
                                                                              ---------      ---------
NET DECREASE IN CASH                                                            (12,313)       (18,064)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 21,583         35,920
                                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   9,270      $  17,856
                                                                              =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
   Interest                                                                   $  10,405      $   4,423
                                                                              =========      =========

The accompanying notes are an integral part of these financial statements

                                  COLMENA CORP.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  ----------------------------------------------------------

(A) ORGANIZATION
----------------

On August 20, 2004, after the close of business, we executed a definitive Reorganization Agreement with NetWorth Systems, Inc. ("NetWorth"), a Florida corporation engaged in the business of providing IT management and IT auditing services (the "Agreement"). Pursuant to the terms of the Agreement, we acquired all of the issued and outstanding shares of common stock of Net Worth in exchange for the issuance of 75,000,002 (7,500,000 shares post split) shares of our Company's common stock, which represents approximately 60% of our now currently issued and outstanding shares of common stock. Fifteen million shares (1,500,000 shares post split), or 20% of the total shares above, are being held in escrow for the discharge of any undisclosed liabilities or other violations of the Agreement by Net Worth. This stock will be reissued from the escrow agent to the old shareholders of NetWorth after completion of the audit of the financial statements for the year ending December 31, 2004.

NetWorth provides a broad range of IT consulting, technology services and IT outsourcing solutions to many industries in the South Florida market.

(B) BASIS OF PRESENTATION
-------------------------

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

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 8-K of Colmena Corp. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission") on August 25, 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

(C) RECLASSIFICATIONS
---------------------

Certain prior period amounts have been reclassified for comparability.


(D) CASH EQUIVALENTS
--------------------

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents also include demand deposits with banks.

(E) USE OF ESTIMATES
--------------------

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

(F) PROPERTY AND EQUIPMENT
--------------------------

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(G) INCOME TAXES
----------------

The corporation is subject to corporate income tax under standard I.R.S. Code. As there have been losses in the past and this quarter is a loss, no provision for income tax has been included in the accompanying financial statements.

(H) BUSINESS SEGMENTS
---------------------

The Company operates in one segment and therefore segment information is not presented.

(I) REVENU7E RECOGNITION
------------------------

The Company recognizes revenue from services provided to customers as the services are provided and earned. Revenue is recognized on the sale of computer equipment and software upon delivery of the equipment and software, along with applicable licenses to customers. The Company also has contracts with customers for the maintenance of their networks, computers and systems. These contracts are for a set number of hours to be used within a specified period of time. The Company recognizes revenue on these hours on a monthly basis as the maintenance occurs.

(J) ADVERTISING COSTS
---------------------

Advertising costs are expenses as incurred and include barter transactions. Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions," are recognized during the period in which the advertisements occur. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the three and nine month periods ended September 30, 2004, the Company recognized $147,025 and $174,050, respectively, in revenue related to these barter transactions, which was valued using the standard advertising costs charged by the third party.

Other advertising costs, such as advertising on web sites geared to our business, are expensed as incurred. These expenses were $19,917 and $22,526 for the three months and nine months ended September 30, 2004, respectively

(K) NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Colmena's consolidated financial statements.


NOTE 2  ACCOUNTS RECEIVABLE
------  -------------------

The Company's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations. For the nine months ended September 30, 2004, the Company has recorded an allowance for doubtful accounts of $11,566.

NOTE 3  PROPERTY AND EQUIPMENT
------  ----------------------

The following is a summary of property and equipment at September 30, 2004:

         Furniture and fixtures                               $  7,449
         Computer equipment                                     38,332
         Equipment                                               9,146
         Less: accumulated depreciation                        (31,346)
                                                              --------

         Property and equipment, net                          $ 23,581
                                                              ========

Depreciation expense for the three months and nine months ended September 30, 2004 was $4,577 and $13,673, respectively.

NOTE 4  REVERSE MERGER
------  --------------

On August 20, 2004, Colmena Corp. consummated an agreement with NetWorth Systems, Inc., a Florida corporation, pursuant to which NetWorth Systems, Inc. exchanged 100% of the then issued and outstanding shares of common stock for 75,000,002 shares (7,500,000 shares post split) or approximately 60% of the outstanding common stock of Colmena Corp. As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (NetWorth Systems, Inc.) and as a reorganization by the accounting acquiree (Colmena Corp.). Fifteen million shares (1,500,000 shares post split), 20% of the total shares above, are being held in escrow for the discharge of any undisclosed liabilities or other violations of the Agreement by Net Worth. This stock will be reissued from the escrow agent to the old shareholders of NetWorth after completion of the audit of the financial statements for the year ending December 31, 2004. The agreement also contained a clause about the future earnings of the company. If net income before taxes for the year ended December 31, 2005 meets or exceeds $250,000 then additional shares of common stock will be issued to the old NetWorth shareholders in order to give them a total of 80% of the then outstanding shares of Colmena. If this goal is not met, the number of additional shares to be issued will be adjusted in direct proportion to the percentage of net income before tax actually earned. The minimum net income before tax that must be earned is $125,000.

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 5  LOANS PAYABLE - RELATED PARTIES
------  -------------------------------

The Company has received advances of funds for operations from a director. The director charges the Company the interest that is charged to him on these funds. The rate ranges from 5% to 7% and is variable based on the prime rate. At September 30, 2004, the amount due to the member was $99,073.

As of September 30, 2004, the Company had received advances of $3,813 from two related parties. These advances bear interest at the prime rate plus two percentage points and are due upon demand.

NOTE 6  COMMITMENTS AND CONTINGENCIES
------  -----------------------------

(A) OPERATING LEASE
-------------------

The Company leases office space, which requires base monthly payments of $2,387 through March 31, 2008.

Future minimum lease payments are approximately as follows:

                    Year Ending December 31,
                              2004                           $   29,715
                              2005                           $   31,201
                              2006                           $   32,761
                              2007                           $   34,399
                              2008                           $    8,703

Rent expense for the three and nine months ended September 30, 2004 was $7,355 and $30,137, respectively.

NOTE 7  RELATED PARTY TRANSACTIONS
------  --------------------------

See Note 5 above.

NOTE 8  STOCKHOLDERS' DEFICIT
------  ---------------------

(A) OPTIONS AND WARRANTS
------------------------

As of September 30, 2004, there were no outstanding options or warrants for the Company.

(B) STOCK ISSUED FOR SERVICES
-----------------------------

Shares issued for services are valued based on the fair value of the shares on the date of grant.

Prior to the reverse merger, NetWorth issued shares of common stock in its company to individuals as follows: (i) 6,317,523 shares to employees, (ii) 700,000 shares to outside consultants and (iii) 666,667 shares to attorneys. The expenses associated with the issuance of these shares were recorded in the financial statements at September 30, 2004 as follows: $76,842 to stock compensation expense, $7,000 to management fees, and $6,667 to legal expenses.

On August 23, 2004, the board of directors authorized the issuance of 6.5 million shares (650,000 shares post split) of common stock to four directors as payment for completing the reverse merger due diligence and documentation. On October 1, 2004, the board of directors authorized continuance of the compensation of directors on a monthly basis with the issuance of common stock. At this time the directors and officers of Colmena receive a total of 104,000 shares (10,400 shares post split) of common stock per month. In accord with these two agreements, there were 6,704,000 shares (670,400 shares post split) of common stock that had not been issued by the Company's transfer agent, but were included in the common stock and earnings per share calculations. The expenses associated with these issuances were $134,080 and were included in stock compensation expense at September 30, 2004.

(C) STOCK ISSUED IN REVERSE MERGER
----------------------------------

On August 20, 2004, upon close of the transaction between Colmena and NetWorth, 75,000,002 shares (7,500,000 shares post split) of Colmena's common stock were issued in exchange for a 100% interest in NetWorth.

(D) COMMON STOCK SPLIT
----------------------

On October 18, 2004, the Company's board of directors authorized declaration of a 1 for 10 common stock split. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split.

(E) EARNINGS PER SHARE
----------------------

Weighted average basic shares for the three and nine month periods ended September 30, 2004 were 10,338,808 and 7,426,649, respectively. These calculations are post split. The calculation of diluted earnings per share was eliminated, as there were no common stock equivalents at September 30, 2004.

NOTE 9  GOING CONCERN
------  -------------

As reflected in the accompanying financial statements, the Company has a stockholders' deficit of $410,793 and a working capital deficiency of $436,762 These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to raise additional capital and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 10  SUBSEQUENT EVENTS
-------  -----------------

(A) SETTLEMENT AGREEMENT
------------------------

On March 8, 2004, the Company acquired 100% of the assets and liabilities of Brilliant Computers, a sole proprietorship existing under the laws of the state of Florida. The terms of the transaction include cash payments over the next three years of $118,600 and an equity component consisting of 1,300,000 shares of the Company's stock valued at $236,670. The members' equity was valued at the book value of the Company on the date of the merger. In exchange the assets and certain liabilities were transferred to the Company. On September 30, 2004, the company made the decision to divest itself of Brilliant Computers and a settlement agreement with Brilliant Computers was executed on November 5, 2004. The settlement voids the transaction of March 8, 2004 and returns all assets and liabilities of Brilliant Computers. In addition, Brilliant computers will receive payments totaling $70,000 over the next three months. In addition, the payment of this sum in full will entitle Colmena Corp. to have the 1,879,713 shares of common stock outstanding and issued to Sales and Marketing Group of South Florida be returned to the treasury of the company. This stock will be held by an escrow agent until the monetary portion of the agreements has been paid.

(B) REVERSE STOCK SPLIT
-----------------------

On October 18, 2004, the board of directors of Colmena authorized its executive management to pursue a 1:10 reverse stock split of the Company's common stock. As of November 15, 2004, this reverse split has not been effected, but this subsequent event requires restatement of prior period financial statements and as such, the statements and notes to these statements have been prepared as if the split had already been effected.

(C) NAME CHANGE
---------------

On October 18, 2004, the board of directors of Colmena authorized the company to change its name to NetWorth Technologies, Inc.

(D) FINANCING ARRANGEMENTS
--------------------------

On July 5, 2004, the company entered into an agreement with Knightsbridge Capital, whereby Knightsbridge would help the company attain capital financing. As of October 6, 2004, the company has the following commitments for financing:

         Convertible Debentures. The company currently has commitments for the issuance of $600,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures are secured by all of Colmena Corp's assets. The debentures are convertible in nine months and carry registration rights.

         Standby Equity Distribution Agreement. Pursuant to a Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $250,000 every 7 trading days. Cornell Capital Partners will pay us 95% of, or a 5% discount to, the lowest closing bid price of the common stock during the 5 consecutive trading days immediately following the notice date. Cornell Capital Partners will be paid a one-time commitment fee of $290,000, payable by the issuance of 2,900,000 shares of common stock. In addition, Cornell Capital Partners will be entitled to retain 10% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. The Company can not begin selling the stock to Cornell until a registration statement has been filed and declared effective by the Securities and Exchange Commission.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10- QSB, including without limitation, statements containing the words believes, anticipates, estimates, expects, and words of similar import, constitute forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

GENERAL

Colmena is a global management consulting, technology services and acquisition company. Our current portfolio currently consists of Networth Systems Inc. ("NWS"). NWS is an information technology company which provides services and products to small to mid-size companies in the areas of business intelligence, networking, information technology ("IT") outsourcing, IT asset management and IT security and auditing.

During November 1997, Colmena was engaged in the business of marketing and distributing long-distance telephone service calling cards and in the manufacture and distribution of premium hand-rolled cigars, in each case through wholly owned subsidiaries. In September 1998, following a default in payment obligations totaling approximately $5.6 million by the company that handled the billing and collection for our Company's long-distance telephone services, our Company and its subsidiaries were forced to discontinue day-to-day business operations. During March 1999, our Company's board of directors concluded negotiations to divest our Company of all of its wholly owned subsidiaries, positioning our Company to undertake new business endeavors or to become a more attractive acquisition candidate.

During the periods after March 1999 until August 20, 2004, Colmena had no day-to-day business operations other that those pertaining to the maintenance of corporate existence and the filing of reports required by the Securities Exchange Commission.

On June 10, 2004, our Company signed a letter of intent with NetWorth Systems, Inc., a Florida corporation engaged in the business of providing IT management and auditing services and on August 20, 2004, after the close of business, we executed the definitive Reorganization Agreement. Pursuant to the terms of the

Agreement, we acquired all of the issued and outstanding shares of common stock of Net Worth in exchange for the issuance of 75,000,000 shares of our Company's common stock, which represents approximately 60% of our now currently issued and outstanding shares of common stock. The company will deliver to a designated escrow agent approximately 15,000,000 shares which will be held by the escrow agent to discharge undisclosed liabilities or other violations of the Agreement by Net Worth.

Our goal is to acquire promising underperforming technology services companies and provide them with the necessary resources to excel in their business. We have global resources available, giving us the ability to mobilize the right people, skills, and technologies to assist in these endeavors.

GOING CONCERN

Colmena had no business activity during 2002 and 2003. This resulted in operating losses and negative cash flows during those years. In August 2004, Colmena reorganized with NetWorth Systems, Inc. If sales do not improve, alternate financing is not obtained, or our plans do not succeed, substantial doubt exists about Colmena's' ability to continue as a going concern.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Revenues for the three months ended September 30, 2004 were $257,059, compared to revenues of $163,373 for the same period of the prior year. For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, sales rose from $585,187 to $753,486. This increase is due to the acquisition of new customers as well as expanded offerings to existing customers. These numbers also included revenue recorded in association with barter transactions. As discussed in note 1(J) to the financial statements, the company recognized $147,025 and $174,050 in income for the three and nine months ended September 30, 2004, respectively. These amounts were valued using the standard costs charged by the third party.

GROSS PROFIT

Gross profit for the three-month and nine month periods ended September 30, 2004, were $177,812 and $460,683, as compared to $94,462 and $376,045 for the same periods of the prior year. These increases over last year are primarily due to significant increases of services as opposed to systems and software. Services have little or no applicable direct costs associated with them. This increased mix of services over product will likely continue in the future. The gross margin on systems and software was 31.6% and 29.6% for the three months and nine months ended September 30, 2004. The gross margin on services is approximately 99.8% for all periods, as the cost for services only includes materials used by the technicians in performing the service.

OPERATING EXPENSES

Operating expenses were $933,153 or 123.8% of total revenues for the nine months ended September 30, 2004 as compared to $261,672 or 44.7% in the prior year. The primary factors that contributed to this $672,000 increase in operating expenses over the prior year are:

      (i)         Stock based compensation of $224,000;
      (ii) Compensation expense of $33,000 due to the addition of personnel to comply with governance standards of a publicly traded company, as well as the associated payroll taxes and benefits;
      (iii) Advertising expense of $193,000 due to the inclusion of sponsored events such as the International Tennis Tournament in Delray Beach and bartered advertising for radio advertising.
      (iv) Settlement expense of $51,000; (v) Impairment of goodwill of $72,000;
      (vi) Other expenses in transferring from a cash based partnership to a corporation including $14,000 in accounting fees, $9,000 in legal fees and $2,000 of fees associated with press releases and stock transfer fees; and
      (vii) The remaining difference was made up of many small accounts such as the increases in telephone, depreciation, office expenses, shipping, insurance and allowance for bad debts.

DEPRECIATION AND AMORTIZATION EXPENSES

The Company's depreciation expenses were $13,673 as compared to $13,486 for the nine months ended September 30, 2004 and 2003, respectively. The increase in depreciation expense can be attributed to the Company's acquisition of new computers for our office.

OTHER INCOME AND EXPENSES

The majority of other income and expenses consisted of interest expense. Interest expense increased significantly over the same periods last year, as the company continues to use revolving credit to fund operations which carry various interest rates from five to seven percent. For the three month period ended September 30, 2004 and 2003, from $1,067 to $4,771 and for the nine month period ended September 30, 2004, from $4,423 to $10,405.

INCOME BEFORE INCOME TAX EXPENSE

The Company's net loss before income taxes was $444,987 and $482,850 for the three and nine months ended September 30, 2004. This loss can be attributed to increased expenses as discussed in the sections above.

INCOME TAX EXPENSE

The Company has a net operating loss and as such no allowance for income tax has been recorded in these statements.

NET LOSS

As a result of the foregoing, the Company's net loss for the three months and nine months ended September 30, 2004 was $444,987 and $482,850.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, our Company had $9,270 in cash to meet our outstanding obligations. During the reporting period and prior, we financed our operating activities through sales of our products and services; loans and advances from certain shareholders and directors; and from sales of securities under private placement agreements.

At September 30, 2004, our Company had a total stockholders' deficit of $410,793, which included an accumulated deficit of $663,212. Our Company's future operations and growth are dependent on our ability to raise capital for expansion and to implement our strategic plan.

Net cash provided by operations was $8,339 for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, cash provided by operations was primarily attributable to our net loss of $(482,850) offset by an increase in accounts payable and accrued expenses of $185,000 and by non-cash compensation expense from the issuance of common stock $224,000, plus non-cash expenses for bad debts, depreciation and impairment of goodwill.

Net cash used in investing activities was $(1,907) and is attributed to the purchase of equipment.

Net cash used in financing activities for the nine months ended September 30, 2004 was $18,745. The difference was primarily attributable to distributions to a stockholder of NetWorth Systems prior to the merger.

On July 5, 2004, the company entered into an agreement with Knightsbridge Capital, whereby Knightsbridge would help the company attain capital financing. As of October 6, 2004, the company has the following commitments for financing:

         Convertible Debentures. The company currently has commitments for the issuance of $600,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures are secured by all of Colmena Corp's assets. The debentures are convertible in nine months and carry registration rights.

         Standby Equity Distribution Agreement. Pursuant to a Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $250,000 every 7 trading days. Cornell Capital Partners will pay us 95% of, or a 5% discount to, the lowest closing bid price of the common stock during the 5 consecutive trading days immediately following the notice date. Cornell Capital Partners will be paid a one-time commitment fee of $290,000, payable by the issuance of 2,900,000 shares of common stock. In addition, Cornell Capital Partners will be entitled to retain 10% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. The Company can not begin selling the stock to Cornell until a registration statement has been filed and declared effective by the Securities and Exchange Commission.

We currently have no material commitments for capital expenditures. We are relying on the sales of our products and services to fund our operations. Accordingly, we are seeking alternative funding sources, of which we have discussed above. No assurances can be provided, however, that such alternative funding sources will be located. Due to the anticipated lack of funding, we may not be able to compensate our professionals to allow us to continue our compliance under the Exchange Act of 1934, which may cause us to lose our quotation on the Over the Counter Bulletin Board (OTCBB). We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our Company's future operations and growth are dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our Company decides to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our form 8-K, as filed with the Securities and Exchange Commission on August 25, 2004 and included in the financial statements above. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that our Company will continue as a going concern. Currently, the Company has an accumulated deficit of $663,212 and a working capital deficiency of $436,762. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to raise additional capital and generate additional revenues provide the opportunity for the Company to continue as a going concern.

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

RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY

OUR HISTORICAL FINANCIAL INFORMATION DOES NOT REFLECT OUR CURRENT PRIMARY BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH.

Historically, we have derived the substantial majority of our revenue from the telecommunications industry. Through our reorganization with NetWorth Systems, Inc, we effectively changed the focus of our business to the technology sector. We anticipate that revenue will be derived from our strategic alliances and acquisitions in the technology sector. Accordingly, we cannot predict our future revenues based on historical financial information.

WE HAVE A HISTORY OF LOSSES AND WE DO NOT EXPECT TO BECOME PROFITABLE IN THE NEAR TERM, IF EVER.

We have a history of losses and the likelihood of our success depends on many factors, including some that are out of our control. We have cumulative net losses and an accumulated deficit as of September 30, 2004 of $663,212. The likelihood of our success must be considered in light of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, some of which may be beyond our control. These include, but are not limited to, our ability to operate our business; our ability and the ability of our business partners to attract a sufficient number of customers; unanticipated problems relating to further software enhancement and development; the competitive and regulatory environment in which we operate; marketing problems; and additional costs and expenses that may exceed current estimates. We anticipate continued losses and negative cash flow and we cannot predict whether or when we will become profitable.

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS

As of November 12, 2004, our cash on hand is limited. During the next three months, we plan on financing our working capital needs from the collection of accounts receivable. If this source does not provide us with adequate financing, we may try to seek financing from a third party. If we are not able to obtain adequate financing, when needed, it will have a material adverse effect on our cash flow and our ability to run our business. If we have a severe shortage of working capital, we may not be able to continue our business operations and may be required to file a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or enter into some liquidation or reorganization proceeding.

WITHOUT SUBSTANTIAL ADDITIONAL FINANCING, WE MAY BE UNABLE TO ACHIEVE THE OBJECTIVES OF OUR CURRENT BUSINESS STRATEGY, WHICH COULD FORCE US TO DELAY, CURTAIL OR ABANDON A PORTION OR ALL OF OUR BUSINESS STRATEGY

We require additional financing to proceed with our acquisition strategy. If we are unable to obtain this financing, we could be forced to delay, curtail or eliminate certain plans and programs or entirely abandon our strategy. In addition, our inability to obtain financing could have such a material adverse effect on our business, prospects, results of operations or financial condition, that we may be forced to restructure, file for bankruptcy, sell assets or cease operations entirely, any of which could jeopardize an investment in our common stock.

INADEQUATE CORPORATE CREDIT

Because we continue to experience operating losses and have not had day-to-day operations in recent years, we do not have an adequate credit history to be able to borrow any significant amount of money under the normal lending criteria of banks or other lenders.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND THIS CAPITAL MAY NOT BE AVAILABLE TO US. THE RAISING OF ADDITIONAL CAPITAL MAY DILUTE SHAREHOLDERS' OWNERSHIP IN US.

We may need to raise additional funds through public or private debt or equity financings in order to:

         o Take advantage of opportunities, including more rapid expansion;
         o        Acquire complementary businesses or technologies;
         o        Develop new services and solutions; or
         o        Respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute shareholders' ownership percentage in us. Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all.

OUR INDEPENDENT AUDITORS HAVE ISSUED A REPORT QUESTIONING OUR ABILITY TO CONTINUE AS A GOING CONCERN. THIS REPORT MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL FINANCING AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2003 and 2002 include a paragraph that explains that we have incurred substantial losses and have a working capital deficit. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue with our business strategy. We urge potential investors to review this report before making a decision to invest in our company.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

Our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified technicians, salespersons and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

Our success depends largely upon the continued services of our executive officers and other key management. The personal efforts and ability of our CEO,
L. Joshua Eikov is tantamount to the success of our business strategy. We do not maintain key person life insurance policies on any of our employees. The company has employment agreements with Messr's Eikov, Filippelli, White, and Green. The loss of one or more of our key employees could seriously harm our business, financial condition or results of operations. In such an event we may be unable to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

WE MUST DEVELOP AND EXPAND OUR DIRECT SALES CHANNELS TO INCREASE REVENUE AND IMPROVE OUR OPERATING RESULTS.

We currently sell our products directly to corporations and have only a limited amount of marketing of our product and service offerings. We intend, however, to rely increasingly on our marketing and direct sales efforts. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot assure you that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customer introductions and co-marketing benefits and our operating results may suffer.

OUR BUSINESS WILL BE NEGATIVELY AFFECTED IF WE ARE NOT ABLE TO ANTICIPATE AND KEEP PACE WITH RAPID CHANGES IN TECHNOLOGY OR IF GROWTH IN THE USE OF TECHNOLOGY IN BUSINESS IS NOT AS RAPID AS IN THE PAST.

Our success depends, in part, on our ability to develop and implement management and technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. The growth in the use of technology slows down in a challenging economic environment, such as the one we are experiencing now. There is currently no new technology wave to stimulate spending. Use of new technology for commerce generally requires the understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that may make some of their existing personnel, processes and infrastructure obsolete.

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS.

Although we have taken measures to secure our systems against security risks and other causes of disruption of electronic services, our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from using our services. Any such events could substantially harm our business, results of operations and financial condition.

WE MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

The software, computer and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights, and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from the execution of our business plan.

UNEXPECTED COSTS OR DELAYS COULD MAKE OUR CONTRACTS UNPROFITABLE.

While we have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types, the risks associated with all of these types of contracts are often similar. When making proposals for engagements, we estimate the costs and timing for completing the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to deploy them on projects. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

OUR CONTRACTS CAN BE TERMINATED BY OUR CLIENTS WITH SHORT NOTICE.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. A majority of our consulting engagements are less than twelve months in duration. While our accounting systems identify the duration of our engagements, these systems do not track whether contracts can be terminated upon short notice and without penalty. However, we estimate that the majority of our contracts can be terminated by our clients with short notice and without significant penalty. The advance notice of termination required for contracts of shorter duration and lower revenue is typically 30 days. Longer-term, larger and more complex contracts generally require a longer notice period for termination and may include an early termination charge to be paid to us. Additionally, large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

ANY ACQUISITION WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

Our strategy is to increase our revenues via organic growth of our current products and services and the acquisition of complimentary companies and technologies. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results including problems integrating the acquired operations, technologies and products, potential loss of key employees and difficulties in maintaining relationships with suppliers and customers. Poor performance or failures of our affiliates or alliances could have a material adverse impact on our growth strategy, which, in turn, could adversely affect our financial condition and results of operations.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, SUCH COMPANIES AND TECHNOLOGIES COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

We intend to acquire or make investments in complementary companies, businesses, assets and technologies. We have not made any such acquisitions or investments to date. Acquisitions and investments involve numerous risks, including:

         o difficulties in integrating operations, technologies, services and personnel;
         o the diversion of financial and management resources from existing operations;
         o        the risk of entering new markets;
         o        the potential loss of key employees; and
         o the inability to generate sufficient revenue to offset acquisition or investment costs.

In addition, if we finance any acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

THE CONSULTING, TECHNOLOGY AND OUTSOURCING MARKETS ARE HIGHLY COMPETITIVE AND THE PACE OF CONSOLIDATION, AS WELL AS VERTICAL INTEGRATION, AMONG COMPETITORS IN THE MARKETS IN WHICH WE OPERATE CONTINUES TO INCREASE; WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IF WE CANNOT EFFICIENTLY RESPOND TO THESE DEVELOPMENTS IN A TIMELY MANNER.

The consulting, technology and outsourcing markets in which we operate include a large number of participants and are highly competitive. Our primary competitors include:

         o        consulting and other professional services firms;
         o information technology services providers, including providers of outsourcing services;
         o        application service providers; and
         o professional services groups of packaged software vendors, resellers and computer equipment companies.

In addition, a client may choose to use its own resources, rather than engage an outside firm, for the types of services we provide.

Our marketplace is experiencing rapid changes in its competitive landscape. The pace of consolidation among competitors in the markets in which we operate continues, with vertical integration of hardware and software vendors and service providers becoming more prevalent. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to compete for market share generally and our clients specifically, in some cases, through significant economic incentives to clients to secure contracts. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. Many of our competitors are taking greater advantage of the lower labor costs in certain countries to allow them to reduce prices. Any of these circumstances may impose additional pricing pressure on us, which would have an adverse effect on our revenues, profit margin and financial condition.

IF WE ARE UNABLE TO ATTRACT, RETAIN AND MOTIVATE EMPLOYEES, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND WILL NOT BE ABLE TO GROW OUR BUSINESS.

Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to grow our business. The inability to attract qualified employees to meet particular demands or the loss of a significant number of our employees could have a material adverse effect on our revenues, gross margins and operating income.

WE HAVE ONLY A LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH ARE IMPORTANT TO OUR SUCCESS.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions may offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

OUR PROFITABILITY WILL SUFFER IF WE ARE NOT ABLE TO MAINTAIN OUR PRICING AND UTILIZATION RATES AND CONTROL OUR COSTS

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

         o our clients' perceptions of our ability to add value through our services;
         o        competition;
         o introduction of new services or products by us or our competitors;
         o        pricing policies of our competitors;
         o the use of globally sourced, lower cost service delivery capabilities within our industry; and
         o        general economic and political conditions.

Our utilization rates are also affected by a number of factors, including:

         o        seasonal trends, primarily as a result of our hiring cycle;
         o our ability to transition employees from completed projects to new engagements;
         o our ability to forecast demand for our services and thereby maintain an appropriate headcount in the appropriate areas of our workforce; and
         o        our ability to manage attrition.

NEW ACCOUNTING PRONOUNCEMENTS MAY ALSO AFFECT WHEN AND HOW WE REPORT REVENUES ASSOCIATED WITH CERTAIN OUTSOURCING ENGAGEMENTS.

New accounting pronouncements regarding revenue arrangements with multiple deliverables, such as the outsourcing and consulting deliverables included in certain business process outsourcing contracts may affect how we report revenues in the future. Some revenues may be deferred to future periods that would have been recognized currently under prior accounting pronouncements. In arrangements with multiple deliverables, we will attempt to negotiate contract terms that will result in recognizing consulting revenue when consulting services are delivered, although we may not successfully negotiate such terms.

RISKS ASSOCIATED WITH OUR COMMON STOCK

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK AND NO MARKET FOR OUR PREFERRED STOCK

There is no public market for the Common or Convertible Preferred Stock of the Company. The sale of the Convertible Preferred Stock is not being registered under the Securities Act of 1933, as amended (the "Securities Act"), and the Shares may not be resold or otherwise transferred unless they are subsequently registered under the Securities Act and qualified under applicable state laws or unless exemptions from registration and qualification are available. Accordingly, purchasers may not be able to readily liquidate their investment.

Even if our common stock is registered under the Securities Act, it may be thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for its common stock will develop or be sustained. Further, there is no assurance that our common stock may be listed on any stock exchange in the future making it very difficult to sell our common stock.

OUR COMMON STOCK IS A "PENNY STOCK" WHICH MAY RESTRICT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK IN THE SECONDARY MARKET.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is not now quoted on a national exchange but is traded on the OTC Bulletin Board. Thus, broker-dealers who sell these securities are subject to sales practice rules that impose additional requirements. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker- dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The "penny stock" rules, may restrict the ability of our stockholders to sell our common stock and warrants in the secondary market.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE DO NOT INTEND TO PAY DIVIDENDS.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND COULD DEPRESS THE PRICE OF OUR COMMON STOCK

Delaware law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions of our restated certificate of incorporation include: authorizing our board of directors to issue additional preferred stock, limiting the persons who may call special meetings of stockholders, and establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

We are also subject to certain provisions of Delaware law that could delay, deter or prevent us from entering into an acquisition, including the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. The existence of these provisions could limit the price that investors are willing to pay in the future for shares of our common stock and may deprive you of an opportunity to sell your shares at a premium over prevailing prices.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

The sale of a large number of shares of our common stock in the market after this offering, or the belief that such sales could occur, could cause a drop in the market price of our common stock. We currently have 139,076,174 shares of common stock outstanding, of which approximately 126,000,000 shares are "restricted securities", as that terms is defined in Rule 144 of the Securities Act.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures is being undertaken by our management, under the supervision and with the participation of our chief executive officer and principal financial and accounting officer, conducting an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on the outcome of this evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2004, the Company acquired 100% of the assets and liabilities of Brilliant Computers, a sole proprietorship existing under the laws of the state of Florida. The terms of the transaction include cash payments over the next three years of $118,600 and an equity component consisting of 1,300,000 shares of the Company's stock valued at $236,670. The members' equity was valued at the book value of the Company on the date of the merger. In exchange the assets and certain liabilities were transferred to the Company. On September 30, 2004, the company made the decision to divest itself of Brilliant Computers and a settlement agreement with Brilliant Computers was executed on November 5, 2004. The settlement voids the transaction of March 8, 2004 and returns all assets and liabilities of Brilliant Computers. In addition, Brilliant computers will receive payments totaling $70,000 over the next three months. In addition, the payment of this sum in full will entitle Colmena Corp. to have the 1,879,713 shares of common stock outstanding and issued to Sales and Marketing Group of South Florida be returned to the treasury of the company. This stock will be held by an escrow agent until the monetary portion of the agreements has been paid.

As of November 15, 2004, the Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2004, we issued shares of common stock as follows:

On August 20, 2004, 1,500,000 shares of common stock were issued to the Edith Shugarman Trust under a private placement agreement in which the company received $15,000. 547,500 and 702,500 shares of common stock shown previously as issuable were issued to the beneficiaries of such shares. 70,401,526 shares of common stock were retired on August 20 in an exchange for convertible preferred stock in the amount of 704,116 shares. 75,000,002 shares were issued to the stockholders of NetWorth Systems as per the reverse merger. 6,500,000 shares of common stock were issued to directors as compensation for the due diligence and documentation associated with the reverse merger and a compensation expense of $130,000 was recorded. 204,000 shares of common stock were issued to directors and an officer for services rendered and a compensation of $4,080 was recorded.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

31.1 Certification of L. Joshua Eikov, Chief Executive Officer of Colmena Corp., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2 Certification of April J. Green, Chief Financial Officer of Colmena Corp., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1 Certification of L. Joshua Eikov, Chief Executive Officer of Colmena Corp., Pursuant to 18 U.S.C. Section 1350.*

32.2 Certification of April J. Green, Chief Financial Officer of Colmena Corp., Pursuant to 18 U.S.C. Section 1350.*

*Filed herewith.

(b) Reports on Form 8-K

8/20/2004         8-K Material tansaction close, change of fiscal year
10/15/2004        8-K/A Change of Auditor

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, our Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COLMENA CORP.


Dated:  November 15, 2004         By:  /s/ L. Joshua Eikov
                                  ------------------------
                                  L. Joshua Eikov, President,
                                  Chief Executive Officer and Director

Dated:  November 15, 2004         By:  /s/ April J. Green
                                  -----------------------
                                  April J. Green
                                  Chief Financial Officer