Form 10KSB
period 2004-12-31
NETWORTH TECHNOLOGIES, INC.
filed 2005-04-14
CIK 1000285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                           COMMISSION FILE NO. 0-27842

                           NETWORTH TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             DELAWARE                                         54-1778587
                             --------                                         ----------
                   (State or Other Jurisdiction                 (I.R.S. Employer Identification Number)
                of Incorporation or Organization)

                6499 N.W. 9TH AVENUE, SUITE 304,
                     FORT LAUDERDALE, FLORIDA                                    33309
                     ------------------------                                    -----
             (Address of Principal Executive Offices)                         (Zip Code)

Securities registered under Section 12(b) of the Exchange Act:      COMMON STOCK, $0.0001 PAR VALUE
                                                                    -------------------------------

Securities Registered Under section 12(g) of the Act:                            NONE
                                                                                 ----


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [X] NO [ ]

         Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Registrant's revenues for its most recent fiscal year ended December 31, 2004 were: $939,607.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, was 2,649,817.

         There were 14,721,204 shares of Issuer's common stock outstanding on MARCH 14, 2005.

         Documents incorporated by reference:               NONE.

         Transitional Small Business Disclosure Format:     [ ] YES    [X] NO

                           NETWORTH TECHNOLOGIES, INC.
                   FISCAL YEAR 2004 FORM 10-KSB ANNUAL REPORT

                                      INDEX

PART I   ......................................................................1
         ITEM 1.  DESCRIPTION OF BUSINESS......................................1
         ITEM 2.  DESCRIPTION OF PROPERTY......................................5
         ITEM 3.  LEGAL PROCEEDINGS............................................5
         ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS............5

PART II........................................................................6
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
                    SECURITIES.................................................6
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...17
         ITEM 7.  FINANCIAL STATEMENTS........................................21
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.......................21
         ITEM 8A. CONTROLS AND PROCEDURES.....................................21
         ITEM 8B. OTHER INFORMATION...........................................22

PART III .....................................................................23
         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........23
         ITEM 10. EXECUTIVE COMPENSATION......................................25
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT.....................................26
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............27
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................28
         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................30
SIGNATURES....................................................................32
EXHIBIT 23.1...................................................................1
EXHIBIT 31.1...................................................................1
EXHIBIT 32.1...................................................................1

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT

         NetWorth Technologies is an information technology company that provides services and products to small to mid-size companies in the areas of business intelligence, networking, information technology outsourcing, asset management and security and auditing. During the periods after March 1999 until August 20, 2004, we had no day-to-day business operations other than those pertaining to the maintenance of our corporate existence and the filing of reports required by the SEC.

         On August 20, 2004, after the close of business, we executed a definitive Reorganization Agreement with NetWorth Systems, Inc. a Florida corporation engaged in the business of providing IT management and IT auditing services. Pursuant to the terms of the agreement, we acquired all of the issued and outstanding shares of common stock of NetWorth systems, Inc. in exchange for the issuance of 75,000,002 (7,500,000 shares post split) shares of our common stock, which previously represented approximately 60% of our issued and outstanding shares of common stock. Fifteen million shares (1,500,000 shares post split), or 20% of the total shares above, are being held in escrow for the discharge of any undisclosed liabilities or other violations of the agreement. This stock was reissued from the escrow agent to the old shareholders of NetWorth Systems, Inc. after completion of the audit of the financial statements for the year ending December 31, 2004. The agreement also contained a clause about the future earnings of the company. If net income before taxes for the year ended December 31, 2005 meets or exceeds $250,000 then additional shares of common stock will be issued to the old NetWorth shareholders in order to give them a total of 80% of the then outstanding shares of NetWorth Technologies. If this goal is not met, the number of additional shares to be issued will be adjusted in direct proportion to the percentage of net income before tax actually earned. The minimum net income before tax that must be earned is $125,000.

         On October 18, 2004, our board of directors authorized declaration of a 1 for 10 common stock split. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this split. On August 20, 2004, Colmena Corp. consummated an agreement with NetWorth Systems, Inc., a Florida corporation, pursuant to which NetWorth Systems, Inc. exchanged 100% of the then issued and outstanding shares of common stock for 75,000,002 shares (7,500,000 shares post split) or approximately 60% of the outstanding common stock of Colmena Corp. As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer, (NetWorth Systems, Inc.) Fifteen million shares (1,500,000 shares post split), 20% of the total shares above, are being held in escrow for the discharge of any undisclosed liabilities associated with NetWorth Systems, Inc. This stock will be reissued from the escrow agent to the old shareholders of NetWorth after completion of the audit of the financial statements for the year ending December 31, 2004. The agreement also contained a clause about the future earnings of the company. If net income before taxes for the year ended December 31, 2005 meets or exceeds $250,000 then additional shares of common stock will be issued to the old NetWorth shareholders in order to give them a total of 80% of the then outstanding shares of Colmena. If this goal is not met, the number of additional shares to be issued will be adjusted in direct proportion to the percentage of net income before tax actually earned. The minimum net income before tax that must be earned is $125,000.

         BUSINESS AND OPERATING SEGMENTS

         NetWorth Technologies is a technology consulting company that offers its customers consulting services and systems management software. Our business is structured around five operating segments which include outsourcing, systems security, business technology management, business intelligence and product development.

         OUTSOURCING

         NetWorth supplies to its clients outsourced information technology ("IT") services that include everything from helpdesk services to managing entire IT departments. Our services are provided on a contract basis to the client on a block of time that the client purchases on an annual basis. Currently, our service rates range from $90 to $125 per hour which we discount for large amounts of time. We also contract with companies on a direct basis at a flat rate per month to supply personnel to meet their needs. These contracts are usually for network administration and help desk activities and are annual agreements that roll-over from year to year.

         SYSTEMS SECURITY AND ASSET MANAGEMENT

         NetWorth provides a variety of related services in the area of systems security and asset management. We help maximize access to information while protecting company assets and information. Our consultants have the necessary training and experience, and stay abreast of the latest technological advancements. The NetWorth team of consultants works closely with each client to ensure that newly implemented security measures and programs are consistent with computer usage policies and company priorities.

         BUSINESS TECHNOLOGY MANAGEMENT

         Business  technology  management  is a term  for a  group  of  services intended  to help  businesses  that  might  not have  their  own IT  department.
Business technology management can include technology planning, project management, support, database services, disaster recovery, network management and network security. We supply some or all of these services to our clients for various rates and lengths of time.

         BUSINESS INTELLIGENCE

         NetWorth's Business Intelligence, accounting and financial solutions division focuses on the financial systems that help our clients capitalize on their bottom line. A businesses financial system is the core of its existence and to that end NetWorth is sensitive to the needs of our customers on an individual basis. We charge our customers for the installation and customization of the application. Each engagement is unique to the client and the charges are according to what they have purchased and the time involvement in each engagement.

         PRODUCTS

         CTONOW! RELIABILITY EDGE PROGRAM

         In early 2005 we announced the release of our new software platform called The CTONow! Reliability Edge Managed Software platform. The CTONow!
Reliability   Edge  software  is  tailored  to  address  the   requirements  and
initiatives of new regulations such as Sarbanes-Oxley Section 404, Gramm-Leach-Bliley Act. NetWorth's CTONow! Reliability Edge solutions provides an ongoing evaluation of the client's software across multiple regulatory initiatives. We are already marketing this software and the full release will be complete by third quarter 2005. It will cost us approximately $1.2 million dollars to finish and launch the product properly.

         NetWorth Systems CTONow! Reliability Edge solutions provide organizations with the ability to proactively audit, assess and secure multi-platform technology environments from internal and external attacks. This software suite helps IT professionals properly configure and protect their operating environments, avoid unplanned downtime and realize desired returns on IT investments. The software suite also provides in-depth auditing and reporting, as well as automating many tasks that are currently done by hand and allows administrators to efficiently and securely manage the IT environment.

         We sell this software as a managed service and each customer gets a unique installation that is custom tailored to them. This product is brand-new and we have not sold any installations to customers yet. We have organized the revenue model around a subscription based model and expect to sell it to our customers on that basis.

         A typical engagement would include a series of executive and IT personnel interviews to establish a proper criterion for our software to be written against. These facts are based upon the way each individual company conducts their business and the policies they maintain around their information. Once the interviews are final our consultants take the information and create a program for that client which establishes the reporting for that client organization. The reporting is done to measure certain activities on the client companies networks and all of the information technology assets on that network including hardware and software.

         This type of reporting helps organizations in the development and distribution and training of their security policies, then easily deploy them across the enterprise. Tailored policies can manage and control activities ranging from assessing business continuity procedures to deploying or patching servers and workstations. It also can assist companies in auditing for compliance.

         SERVICES

         Historically, our services have ranged from providing customers with a single consultant to multi-personnel full-scale projects. We provide these services to our customers primarily on a time and materials basis and pursuant to agreements, which are terminable upon relatively short notice. Our services typically cost clients monthly retainers that can range from $2,500 to $10,000 a month or more depending upon the size of the client and the nature of the engagement. Most of our engagements last for a period of one year and roll-over on their anniversary.

         PROFESSIONAL CONSULTING SERVICES

         We provide review and implementation services for the underlying infrastructure of our client's IT operations, with a view to reducing costs and improving services to the enterprise and end-user. Our extensive knowledge base and highly trained and experienced staff can assist with design through implementation and on-going support in the areas of network architecture, infrastructure integration, automation process control, operating systems, database administration, and system stress testing. Our consultants provide services in accounting and financial systems, warehouse management, and integration, as well as corporate email and information systems. We provide these services to our small and medium sized customers.

         BUSINESS PROCESS OUTSOURCING

         Business process outsourcing involves clients contracting with us to perform functions that support their business, but are not their core competency. These functions, commonly called "back-office" processes, include services such as assistance with generating payroll, accounts receivable management, payment processing, logistics, data entry and customer care services. Back-office processes are often supported by an extensive information technology infrastructure. By contracting with us, companies hope to reduce their costs, and concentrate on their core business.

         We provide a variety of customized information technology services designed to specific client requirements. These services include the development of software we use to meet the processing need of particular clients. We manage the software application and retain ownership of the software we develop.

         BUSINESS CONTINUITY

         We offer round the clock, high-availability services - including disaster-planning assistance. The disaster recovery solutions are integrated into a client's overall information technology infrastructure, with the opportunity to balance information technology processing between their own data center and dedicated systems at either of our production data centers. We provide a full alternate office site, including desktop workstations, phone systems, and conventional office infrastructure such as fax and copier machines, networked printers, and conferencing facilities.

         CONSULTING SERVICES

         We provide review and implementation services for the underlying infrastructure of a client's information technology operations, with a view to reducing costs and improving services to the enterprise and end-user. Our extensive knowledge base and highly trained and experienced staff can assist with design through implementation and on-going support in the areas of network architecture, infrastructure integration, automation process control, operating systems, database administration, and system stress testing. Our skilled consultants provide services in accounting and financial systems, warehouse management, and integration, as well as corporate email and information systems.

         COMPUTER SECURITY AND RISK MANAGEMENT

         NetWorth provides a variety of related services in the area of data discovery. While many of those services are forensic we specialize in preventative measures that can safeguard against costly litigation. We help maximize information access while protecting company assets and information. There are a number of ways in which businesses, regardless of size or industry, can reduce the risks inherent to technology. NetWorth's employees work closely with each client to ensure that newly implemented security measures and programs are consistent with computer usage policies and company priorities.

         MARKETING AND SALES

         NetWorth's sales and marketing strategy and its plan to create sources of revenue has three primary components: (1) Sales of our core business products and services which include network consulting, hardware and software sales, (2) Sales of our Reliability Edge and (3) Sales of our business intelligence products including accounting software.

         We currently target our marketing efforts to a broad range of small and medium-size enterprises. Although we have developed industry specific services in several industries including financial services, publishing, manufacturing, consumer products, and health care.

         Initial contact with a prospective customer is made by a variety of methods, including seminars, mailings, telemarketing, referrals, and attendance at industry conventions and trade shows. Our sales representatives and marketing support staff analyze a prospective client's requirements and prepare service demonstrations.

         COMPETITION

         We operate in highly competitive market. Our current and potential competitors include other independent computer service companies and divisions of diversified enterprises, as well as the internal IT departments of existing and potential customers. Among the most significant of our competitors are IBM Corporation, Electronic Data Systems Corporation, Affiliated Computer Services, Inc., Computer Sciences Corp., and SunGard Data Systems, Inc.

         In general, the outsourcing services industry is fragmented, with numerous companies offering services in limited geographic areas, vertical markets, or product categories. Many of our larger competitors have substantially greater financial and other resources than we do. We compete on the basis of a number of factors, including price, quality of service, technological innovation, breadth of services offered and responsiveness. Some of these factors are beyond our control.

         We cannot be sure that we will be able to compete successfully against many of our competitors who have significantly, more resources and personnel than we do in the future. If we fail to compete successfully against our current or future competitors with respect to these or other factors, our business, financial condition, and results of operations will be materially and adversely affected. We are going to attempt to compete on price, speed to response and quality customer service, but we have no guarantees that we can compete effectively against our larger competitors. However, we have developed a niche market in providing IT auditing as a result of our methodology of solving client problems though our Reliability Edge software program and management feels that most of our competitive advantage will come though the delivery of this software program.

         While our larger competitors seek to outsource entire information technology departments, we often selectively target core information technology functions such as computer processing and storage solutions. In doing so, we believe we will position ourselves as a partner of the client's information technology organization.

         We believe that our services are particularly attractive to mid-tier companies that need substantial infrastructure to support their business environment, but are considered "small" compared to the multi-billion dollar engagements signed by our largest competitors. Many mid-market companies perceive larger outsourcers as "inflexible" and "unresponsive" to their smaller-scale requirements. We believe that selective outsourcing enables them to maintain overall control over their information technology environment, while benefiting from the scale and efficiency of an outsourcing provider.

         GOVERNMENTAL REGULATION

         We are not aware of any specific government regulations governing our services, except piracy laws in effect in relation to the software we sell to our customers.

         EMPLOYEES

         We have 12 employees including 3 executive officers and 9 technical employees. Our technical employees engage in a range of activities from building computers to designing networks to developing software on our clients behalf.

         REPORTS TO SECURITY HOLDERS

         NetWorth makes news releases, financial and other information available on it's corporate website at www.Networthco.com. There is a direct link to all of our Securities and Exchange Commissions filings via the EDGAR database on the corporate website. The company's annual reports on Form 10-KSB, quarterly reports on form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible from the link free of charge or by going directly to http://www.sec.gov/. The public may also read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.


ITEM 2.           DESCRIPTION OF PROPERTY

         We do not own any real property. NetWorth Technologies maintains its corporate offices at 6499 NW 9th Avenue Fort Lauderdale, Florida. These premises are leased from a non-affiliated person, under a lease that ends March 2008. The facility of 1,930 square feet has an annual base rent of approximately $27,000 which is net of janitorial charges. The lease contains 5% increases to occur annually every March of the lease term. These premises are adequate for our plans for the near future and if additional space is required, it is available on acceptable terms.

ITEM 3.           LEGAL PROCEEDINGS

         NetWorth Technologies is not a party to any pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         NetWorth   Technologies'   common   stock   currently   trades  on  the
Over-the-Counter Bulletin Board under the trading symbol "NWRT.OB".

         The following table sets forth the average high and low bid information for the common stock for each quarter within the last two fiscal years as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission, and may not be reflective of actual transactions.

             YEAR 2003                              HIGH BID     LOW BID
             -----------------------------------------------------------
             Quarter Ended March 31, 2003           $0.065      $0.015
             Quarter Ended June 30, 2003            $0.050      $0.015
             Quarter Ended September 30, 2003       $0.020      $0.015
             Quarter Ended December 31, 2003        $0.250      $0.011

             YEAR 2004                              HIGH BID     LOW BID
             -----------------------------------------------------------
             Quarter Ended March 31, 2004           $0.030      $0.010
             Quarter Ended June 30, 2004            $0.014      $0.011
             Quarter Ended September 30, 2004       $0.021      $0.016
             Quarter Ended December 31, 2004         $0.18      $0.006


         HOLDERS OF COMMON STOCK

         As of December 31, 2004, we had approximately 375 shareholders of our common stock and 14,721,204 shares of our common stock were issued and outstanding.

         DIVIDENDS

         We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

         (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                         NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE
                                                                                          FOR FUTURE ISSUANCE
                                        NUMBER OF SECURITIES                                 UNDER EQUITY
                                          TO BE ISSUED UPON        WEIGHTED AVERAGE       COMPENSATION PLANS
                                             EXERCISE OF          EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                        OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,        REFLECTED IN
                                         WARRANTS AND RIGHTS     WARRANTS AND RIGHTS          COLUMN (a))
PLAN CATEGORY                                    (a)                     (b)                      (c)
--------------------------------------  --------------------     --------------------    ---------------------
Equity compensation plans approved by
  security holders                             5,000,000                     (1)                5,000,000
Equity compensation plans not approved
  by equity holders                                    0                     N/A                        0
Total                                          5,000,000                     (1)                5,000,000

--------
(1) The exercise price is to be determined by our stock option committee on a case-by-case basis.


         RECENT SALES OF UNREGISTERED SECURITIES

         During the last three years ended December 31, 2002, December 31, 2003 and December 31, 2004, NetWorth Technologies sold the following unregistered securities:

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
2002:           COMMON
                STOCK
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 13                         36,904  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 13                        991,962  Edward C. Dmytryk     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 13                        175,212  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 13                      1,022,978  Vanessa H. Lindsey    Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 13                        873,017  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Deutsche Financial
June 13                      2,500,000  Services              Settlement of Claim            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 13                      1,000,000  Prime Source Leasing  Settlement of Claim            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Strategica Services
June 13                      1,039,045  Corp.                 Settlement of Claim            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 6                        53,147  Vanessa H. Lindsey    Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 6                        28,571  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 6                        28,906  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 6                       100,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 21                       52,547  Vanessa H. Lindsey    Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 21                        8,333  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 21                       11,111  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 21                       50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 21                       39,500  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 21                       51,500  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
August 21                       53,000  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 21                       39,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 21                       47,000  Vanessa H. Lindsey    Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 21                       53,000  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 21                       54,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 29                       70,000  Charles J. Champion   Exercise of Warrants           None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 29                       55,058  Charles J. Champion   Exercise of Warrants           None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 4                     74,567  Vanessa H. Lindsey    Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 4                     13,333  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 4                     16,667  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 4                     50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 4                     15,500  Vanessa H. Lindsey    Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 4                     17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 4                     18,000  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 4                     13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 4                     17,000  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
September 4                     17,500  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 4                     10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
October 9                       15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 9                       17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 9                       21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 9                       13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 9                       17,500  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
October 9                       20,000  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 9                       10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
October 9                      120,571  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
October 9                       23,143  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
October 9                       28,571  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
October 9                       50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
November 19                     15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 19                     17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 19                     21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 19                     13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 19                     17,500  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
November 19                     20,000  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 19                     10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
November 19                    226,350  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
November 19                     47,500  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
November 19                     50,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
November 19                     50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
December 6                      15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 6                      17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 6                      21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 6                      13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 6                      17,000  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
December 6                      20,000  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 6                      10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
December 6                     153,200  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 6                      70,000  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 6                     100,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 6                      50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Tucker Family         Conversion of Class
December 23                 52,019,977  Spendthrift Trust     A Bonds                        None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Settlement Agreement
                                        Strategica Services   Anti-dilution
December 23                  6,289,449  Corporation           Provision                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Tucker Family
December 24                 19,381,549  Spendthrift Trust     Conversion of Loans            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
December 31                     16,000  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     18,000  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     22,000  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     13,500  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     17,500  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard Services as Board
December 31                     20,500  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
December 31                     53,867  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 31                     24,333  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 31                     33,333  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 31                     50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

2003:           COMMON
                STOCK
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
January 6                    1,000,000  USA Boating Sales,    Private Placement          $100,000          None        4(2)
                                        inc
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
January 6                    1,000,000  Team National, Inc.   Private Placement          $100,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard
January 6                      180,000  Chamberlin            Private Placement           $18,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
January 6                       70,000  Roxene Chamberlin     Private Placement            $7,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
January 6                      500,000  Daniel J. Dugan       Private Placement           $50,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
January 31                      15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
January 31                      17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
January 31                      18,000  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
January 31                      13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
January 31                      18,000  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
January 31                      17,000  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
January 31                      10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
January 31                      81,454  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
January 31                      30,909  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
January 31                      36,363  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
January 31                      50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
February 12                    300,000  Robert Gigliotti      Private Placement           $30,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Tucker Family
February 14                    795,000  Spendthrift Trust     Private Placement           $79,500          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
February 14                      5,000  Tina Dixon-Stokes     Private Placement              $500          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Calvo Family          Conversion of
February 20                  4,856,300  Spendthrift Trust     Preferred Stock                None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Coast to Coast
                                        Financial Group,      Contract for
February 24                    100,000  Inc.                  Consulting Services            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
February 28                     15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
February 28                     17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
February 28                     25,000  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
February 28                     13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
February 28                     17,500  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
February 28                     22,000  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
February 28                     10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
February 28                     25,250  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
February 28                     18,750  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
February 28                     25,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
February 28                     50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
March 10                         5,000  Tina Dixon-Stokes     Private placement              $500          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
March 20                        90,666  Charles Champion      Exercise of Warrants         $1,813          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
March 31                        15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
March 31                        17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
March 31                        21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
March 31                        13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
March 31                        17,500  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
March 31                        20,000  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
March 31                        10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
March 31                        19,800  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
March 31                        37,750  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
March 31                        25,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
March 31                        50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Tucker Family
April 14                        35,891  Spendthrift Trust     Private Placement            $3,589          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
April 30                        15,500  Spendthrift Trust     Exercise of Warrants         $1,550          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        19,000  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        13,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        17,500  Charles J. Champion   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
April 30                        16,500  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
April 30                        15,466  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
April 30                        22,222  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
April 30                        22,222  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
April 30                        50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Tucker Family
May 6                          495,000  Spendthrift Trust     Private Placement            $4,950          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
May 31                          15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
May 31                          17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
May 31                          21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
May 31                          18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
May 31                          16,500  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
May 31                          10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
May 31                          16,800  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
May 31                          32,400  Kevin W. Dornan       Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
May 31                          40,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
May 31                          50,000  Anthony Q. Joffe      Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family
June 30                         15,500  Spendthrift Trust     Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 30                         17,500  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
June 30                         21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
June 30                         18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
June 30                         16,500  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
June 30                         10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
June 30                         16,800  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
June 30                         32,400  Kevin W. Dornan       Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 30                         40,000  Adam Wasserman        Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
June 30                         50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Tucker Family
July 3                         445,000  Spendthrift Trust     Private Placement           $44,500          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Blue Lake Capital
July 3                         105,000  Corp.                 Private Placement           $10,500          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Tucker Family
July 31                        110,000  Spendthrift Trust     Private Placement           $11,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
July 31                         15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
July 31                         17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
July 31                         21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
July 31                         18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        G. Richard            Services as Board
July 31                         16,500  Chamberlain           Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
July 31                         10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
July 31                         49,334  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
July 31                         66,667  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
July 31                         50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        GE Commercial
                                        Distribution          Conversion of Class
August 11                    4,000,000  Financial Corp.       A Bonds                        None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
August 31                       15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 31                       40,000  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 31                       66,667  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 31                       50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Edith Shugarman
September 26                 2,500,000  Family Trust          Private Placement           $25,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
September 30                    15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 30                    17,455  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 30                    36,364  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 30                    50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
October 31                      15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      10,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
October 31                      35,200  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
October 31                      40,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
October 31                      50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
November 30                     15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     10,000  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
November 30                     24,000  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
November 30                     40,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
November 30                     50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
December 31                     15,500  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     10,000  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 31                     30,000  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 31                     50,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 31                     50,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

2004:           COMMON
                STOCK
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
April 30                        20,500  Lindsey Family        Services as Board              None          None        4(2)
                                        Spendthrift Trust     Member
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        42,000  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        70,000  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
April 30                        62,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
April 30                        71,500  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
April 30                       200,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
April 30                       200,000  Anthony Q. Joffe      Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Edith Shugarman
August 10                    1,500,000  Family Trust          Private Placement           $15,000          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Lindsey Family        Services as Board
August 20                      142,000  Spendthrift Trust     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 20                      177,000  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 20                      155,000  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 20                       46,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 20                       27,500  Edward C. Dmytryk     Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 20                      230,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 20                       51,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 20                       45,500  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 20                      175,000  Kevin W. Dornan       Services as Counsel            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 20                      200,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 20                      200,000  Adam Wasserman        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                   12,962,935  L. Joshua Eikov       Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                   12,962,935  Benjamin Filippelli   Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                   12,962,935  Daniel White          Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                   12,962,935  William White         Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                    2,472,619  April Green           Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                      686,839  Jeff Klein            Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                      686,839  Irwin Newman          Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                      457,893  Ken Pollock           Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Sales & Marketing     Pursuant to
                                        Group of South        Reorganization
August 20                    1,879,713  Florida               Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                      686,839  Ed Beddow             Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                      274,735  David Van Vort        Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                      274,735  Jason Cooper          Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                      686,839  John Won              Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                       13,737  Dan Trombly           Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Pursuant to
                                                              Reorganization
August 20                       27,474  Chris Fox             Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                        Jeff Klein, Escrow    Pursuant to
                                        Agent for NetWorth    Reorganization
August 20                   15,000,000  Systems               Agreement                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as
                                                              Consultant for due
August 23                    2,000,000  Anthony Q. Joffe      diligence                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as
                                                              Consultant for due
August 23                      500,000  Robert S. Gigliotti   diligence                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as
                                                              Consultant for due
August 23                    2,000,000  Lawrence R. VanEtten  diligence                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as
                                                              Consultant for due
August 23                    2,000,000  L. Joshua Eikov       diligence                      None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                            AMOUNT OF
                            SECURITIES                        NATURE OF                             UNDERWRITING   EXEMPTION
                TITLE OF     (NUMBER                          CONSIDERATION (SEE       AMOUNT OF     DISCOUNTS &     RELIED
DATE            SECURITIES  OF SHARES)  PRINCIPAL SUBSCRIBER  NOTES BELOW CHART)     CONSIDERATION  COMMISSIONS      UPON
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       15,000  L. Joshua Eikov       Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
August 31                       15,000  William White         Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
August 31                       15,000  April J. Green        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    15,000  L. Joshua Eikov       Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
September 30                    15,000  William White         Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
September 30                    15,000  April J. Green        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      15,000  L. Joshua Eikov       Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
October 31                      15,000  William White         Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
October 31                      15,000  April J. Green        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     15,000  L. Joshua Eikov       Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
November 30                     15,000  William White         Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
November 30                     15,000  April J. Green        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     17,500  Anthony Q. Joffe      Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     21,500  Robert S. Gigliotti   Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     18,000  Lawrence R. VanEtten  Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     15,000  L. Joshua Eikov       Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
                                                              Services as Board
December 31                     15,000  William White         Member                         None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------
December 31                     15,000  April J. Green        Services as Officer            None          None        4(2)
--------------- ----------- ----------- --------------------- ---------------------- ------------- ------------- -----------

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         GENERAL

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.

         FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements include NetWorth Technologies' beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding NetWorth Technologies' strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of NetWorth Technologies that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. NetWorth Technologies disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         GOING CONCERN

         As reflected in the accompanying consolidated financial statements, the Company has a net loss of $735,791, an accumulated deficit of $619,153, a stockholders' deficiency of $574,055, a working capital deficiency of $600,383 and used cash in operations of $292,078. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         NetWorth Systems was profitable in fiscal 2003 but incurred significant losses during the third and fourth quarters of 2004. The losses were primarily a result of the reorganization and the costs incurred with that activity. The Company's ability to continue as a going concern is dependent on ongoing operations, bringing the Reliability Edge software on line to generate revenue and be profitable, and obtaining additional financing, and successfully acquiring and integrating complimentary businesses. Management will continue its efforts in seeking new and additional contracts, and is in the process of obtaining additional financing. However, there can be no assurance that these plans will be successful.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

         REVENUE RECOGNITION

         The Company recognizes revenue under each contract as separate components for equipment and service. The Company recognizes each component under EIFT 00-21. The Company recognizes revenue from services provided to customers as the services are provided and earned. Revenue is recognized on the sale of computer equipment and software upon delivery of the equipment and software, along with applicable licenses to customers. The Company also has contracts with customers for the maintenance of their network, computers and systems. These contracts are for a set number of hours to be used within a specified period of time. The Company recognizes revenue on these hours on a monthly basis as the maintenance occurs.

         ADVERTISING COSTS AND BARTER TRANSACTION

         Advertising costs are expensed as incurred and include barter transactions. Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Non-Monetary Transactions" and EITF 93-11, "Accounting for Barter Transactions," are recognized during the period in which the advertisements occur. Under the provisions of APB 29 and EITF 93-11, barter transactions are recorded at the fair value of the goods or services received. For the year ended December 31, 2004, the Company recognized $174,050 in revenue related to these barter transactions, which was valued using the standard advertising costs charged by the third party. There were no barter transaction during 2003.

         Advertising expense for the years ended December 31, 2004 and 2003 was $198,904 and $6,122, respectively.

         RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

         NetWorth Systems was profitable in fiscal 2003 but incurred significant losses during the third and fourth quarters of 2004. The losses were primarily a result of the reorganization and the costs incurred with that activity. The Company's ability to continue as a Going Concern is dependent on ongoing operations, bringing the Reliability Edge software on line to generate revenue and be profitable, and obtaining additional financing, and successfully acquiring and integrating complimentary businesses. Management will continue its efforts in seeking new and additional contracts, and is in the process of obtaining additional financing. However, there can be no assurance that these plans will be successful.

         NetWorth  Technologies  Inc.  (formerly  Colmena Corp) reorganized with
NetWorth Systems Inc. in a share for share tax-free exchange where the shareholders of Colmena Corp acquired 100% of the shares of NetWorth Systems Inc. in exchange for 60% of the issued and outstanding shares of record in August 2004. As a plan for contingent liability 20% of the shares are being held in escrow pending the 2004 audit and will be released upon the direction of the Board of Directors subject to their revue. NetWorth Systems is also eligible under the reorganization for up to 20% more of the issued and outstanding shares. If a minimum EBITDA ("Earnings Before Interest Taxes Depreciation and Amortization") of $125,000 is reached then NetWorth Systems shareholders would receive 10% more of the issued and outstanding shares and if and EBITDA of $250,000 is reached then the NetWorth Systems shareholders would receive the full 20% of issued and outstanding.

                  REVENUES

         For the fiscal year ended December 31, 2004 as compared to the fiscal year ended December 31, 2003, sales rose from $851,492 to $939,607. This increase of $87,665 was due to the increase in offerings of the Company. We expanded our offerings to include additional network and software offerings.

         Our business sector, IT services is constantly undergoing pricing and competitive pressures. We may or may not be successful in selling services or goods to new customers in which case our business would be negatively impacted and we could be forced to curtail our operations. We see the niche markets that we operate in: accounting, customer relations management and IT management as ways to counter some of the market effects. It is management's expectation that in the business space that we market to (small and medium sized business) our growth will come from the specialized markets that we serve. Management also expects the trend of margins to continue as we move into a more service oriented business and away from the selling of hardware and increase the software and services segments of our business.

                  COST OF GOODS SOLD

         Cost of goods sold for the fiscal year ended December 31, 2004 increased from $398,554 at December 31, 2003 to $507,321 at December 31, 2004. This increase was due primarily to the increase in systems and software sales.

         The change in our gross margins to primarily service orientated revenues are attributable to the overall direction that the business is going. We intend to move more into the business of selling software and the services that surround that software as opposed to selling hardware. As a result of selling less hardware our margins increased because the overall margin on services is much higher. With hardware we anticipate margins of 18% or better versus services where we can exceed margins in the 65% range.

                  GROSS PROFIT

         Gross profit for the fiscal year ended December 31, 2003 decreased over the prior fiscal year. This decrease of $20,652 is due to the decrease in sales of approximately $29,000. In addition, our cost of service increased approximately $71,000 from hiring new employuees.

                  OPERATING EXPENSES

         Operating expenses were $1,044,211 for the fiscal year ended December 31, 2004 as compared to $327,001 in the prior year which means that our expenses increased by $717,210. The primary factors that contributed to this $717,210 increase in operating expenses over the prior year are:

         (i) Compensation expenses of $196,301 which increased by $81,183 due to the addition of personnel in NetWorth Technology, as well as the associated payroll taxes;

         (ii) Impairment of good will of $71,343 from our acquisition of HCS in 2002; and

         (iii) Stock issued for services of $232,867 related to legal fees and consultants.

         The majority of other income and expenses consisted of interest expense. This increase was primarily due to the increase in our notes payable and the amortization of notes payable discount. In addition, we recorded a settlement with Brilliant Computers which resulted in a loss of $51,203.

                  NET LOSS

         We had a net loss of $735,791 for the fiscal year ended December 31, 2004, which was an increase in our net loss when compared to our net income of $121,514. The increase in net loss was due to the higher operating costs noted above and the decrease in gross profit.

         LIQUIDITY AND CAPITAL RESOURCES

         In November and December 2004 we issued a total of $400,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures mature in August 2005 and have full registration rights. The convertible debentures are secured by all of our assets. As of December 31, 2004 we had received net proceeds of $295,333. We recorded Deferred Financing costs of $93,010 associated with the issuance of the debenture. The Deferred financing costs are being amortized over the term of the convertible debentures. We recorded amortization expense of $12,574 for the year ended December 31, 2004. The beneficial conversion feature of the convertible debenture resulted in the Company recording a deferred charge of $80,702. These costs are being amortized over the term of the convertible debenture. For the year ended December 31, 2004 we recorded amortization of $10,910.

         Management has investigated other sources of capital in the brokerage and private investor communities, however at this time there aren't any transactions contemplated. It is estimated that our company will need a minimum of $1 million dollars raised to continue operations. There aren't any guarantees that management will be successful in meeting this capital need.

         We have an outstanding loan to one of our Directors William O. White in the amount of $97,700 that was carried over in the reorganization. The Company makes payments towards the balance of this loan on a monthly basis and it is figured into the cash flows of the company. We also did a private placement with the Edith Sugarman Trust on August 10, 2004 for $15,000 in which the investor received 1,500,000 shares of our common stock.

         As of December 31, 2004, we had $9,598 cash to meet our outstanding obligations. During the reporting period and prior, we financed our operating activities through sales of our products and services; loans and advances from certain shareholders and directors; and from sales of securities under private placement agreements.

         At December 31, 2004, we had a total stockholders' deficit of $574,055, which included an accumulated deficit of $916,153. Our future operations and growth are dependent on our ability to raise capital for expansion and to implement our strategic plan.

         For the year ended December 31, 2004, cash used in operations was primarily attributable to our net loss of $735,791, offset by an increase in accounts payable and accrued expense of $228,920, plus non-cash expenses for bad debts, depreciation and impairment of goodwill. For the year ended December 31, 2004, we had a working capital deficit of $600,383.

         Net cash used in investing activities was $6,986 and is attributed to the purchase of equipment.

         Net cash provided by financing activities for the year ended December 31, 2004 was $287,079 which was primarily attributable to the proceeds received from the notes payable.

         On March 9, 2005, we terminated our Standby Equity Distribution Agreement with Cornell Capital Partners and entered into a new Standby Equity Distribution Agreement with terms similar to the prior agreement. The new Standby Equity Distribution Agreement provided that NetWorth Technologies may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10,000,000. The purchase price for our shares is equal to 95% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $250,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a promissory note for $290,000 as a one-time commitment fee under the Equity Distribution Agreement. Cornell Capital Partners will be paid a fee equal to 5% of each advance, which will be retained by Cornell Capital Partners from each advance. On March 9, 2005, NetWorth Technologies entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. .

         In November and December 2004 the Company issued a total of $400,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures mature in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company's assets. As of December 31, 2004 the Company had received net proceeds of $295,333. The Company recorded Deferred Financing costs of $93,010 associated with the issuance of the debenture. The Deferred financing costs are being amortized over the term of the convertible debentures. The Company recorded amortization expense of $12,574 for the year ended December 31, 2004. The beneficial conversion feature of the convertible debenture resulted in the Company recording a deferred charge of $80,702. These costs are being amortized over the term of the convertible debenture. For the year ended December 31, 2004 the Company recorded amortization of $10,910.

         In  January  2005  the  company   issued  an  additional   $225,000  of
convertible debentures. The Company received net proceeds of $160,167

         As reflected in the accompanying consolidated financial statements, we have a net loss of $735,791, an accumulated deficit of $916,153, a stockholders' deficiency of $574,055, a working capital deficiency of $600,383 and used cash in operations of $292,078. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Management believes that the actions presently being taken to raise additional capital and generate additional revenues provide the opportunity for the Company to continue as a going concern.

         We have no material commitments for capital expenditures.

         OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

         RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" Statement of Financial Accounting Standards Board No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of Statement of Financial Accounting Standards Board Statements No. 66 and 67," Statement of Financial Accounting Standards Board No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and Statement of Financial Accounting Standards Board No. 123 (revised 2004), "Share-Based Payment," were recently issued. Statement of Financial Accounting Standards Board No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

ITEM 7.           FINANCIAL STATEMENTS

         Attached hereto and filed as a part of this Form 10-KSB are NetWorth Technologies' Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 4, 2004, Salberg & Company, P.A., was dismissed as our independent registered public accounting firm.

         The report issued by Salberg in connection with financial statements of NetWorth (formerly Colmena Corp.) for each of its two most recent fiscal years ended September 30, 2003, and September 30, 2002, did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except the report of the financial statements for both years contained a paragraph expressing substantial doubt regarding the our ability to continue as a going concern.

         During our two most recent fiscal years ended September 30, 2003, and September 30, 2002, and the later interim period preceding the dismissal of Salberg on October 4, 2004, there have been no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B), if not resolved to the satisfaction of Salberg, would have caused Salberg to make a reference to the subject matter of such disagreement in connection with its reports, and there occurred no events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

         A copy of Salberg's letter to the SEC, dated October 5, 2004, regarding its agreement with the foregoing statements is attached as Exhibit 16.1 to our 8-K/A filed on October 15, 2004.

         ENGAGEMENT OF NEW INDEPENDENT PUBLIC ACCOUNTING FIRM

         On October 4, 2004, our audit committee approved the engagement of Webb & Company, P.A. as our independent registered public accounting firm effective for the fiscal quarter ended September 30, 2004.

         Webb & Company was responsible for auditing the financial statements of the predecessor to NetWorth Technologies, Inc. for the fiscal years ended December 31, 2003 and December 31, 2002, which were required to complete the reorganization between NetWorth Technologies and NetWorth on August 20, 2004.

         During our two most recent fiscal years ended December 31, 2003, and December 31, 2002, and the later interim period through the date of our engagement with Webb & Company, on October 4, 2004, neither NetWorth Technologies nor anyone on our behalf consulted with Webb & Company, regarding any of the matters of events set forth in Item 304(a)(2)(i) of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         NetWorth Technologies' Chief Executive Officer, after evaluating the effectiveness of NetWorth Technologies' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, has concluded that as of such date, NetWorth Technologies' disclosure controls and procedures were adequate and effective to ensure that material information relating to NetWorth Technologies that is required to be disclosed by NetWorth Technologies in reports that NetWorth Technologies files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to NetWorth Technologies' management, including NetWorth
Technologies' Chief Executive Officer, to allow timely decisions regarding required disclosure.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There was no change in NetWorth Technologies' internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, NetWorth Technologies' control over financial reporting.

ITEM 8B.  OTHER INFORMATION

         None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and positions of our executive officers and directors. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and qualify. Our Board of Directors elects our officers, and their terms of office are at the discretion of the Board, except to the extent governed by an employment contract.

         As of March 14, 2005, our directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of their terms are as follows:

NAME OF DIRECTOR/
EXECUTIVE OFFICER      AGE   POSITION               PERIOD SERVED
---------------------  ---   ---------------------  ----------------------------
                             Chief Executive        August 19, 2004 to present
L. Joshua Eikov        35    Officer/President
Anthony Q. Joffe       62    Chairman of the Board  January 12, 1999 to present
Robert S. Gigliotti    55    Director               December 11, 1997 to present
Lawrence R Van Etten   67    Director               May 31, 2000 to present
William O. White       58    Director               August 19, 2004 to present


         None of NetWorth Technologies' directors or executive officers is a director of any company that files reports with the SEC.

         FAMILY RELATIONSHIPS

         There are no family relationships between or among the directors, executive officers or any other person.

         LEGAL PROCEEDINGS

         Mr. Eikov, our Chief Executive Officer, founded and served as the Chief Executive Officer of i-Titan Communications Networks at the time of its incorporation in the State of Florida on December 28, 1999. In 2000, the company filed for bankruptcy under chapter 11 of the U.S. Bankruptcy Code. The bankruptcy was discharged in 2002. Other than the bankruptcy action disclosed herein, none of our executive officers or directors have been involved in any bankruptcy proceedings.

         None of our executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

         None of our executive officers or directors have been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

         None of our executive officers or directors is the subject of any pending legal proceedings.

         AUDIT COMMITTEE AND FINANCIAL EXPERT

         Our audit committee consists of two members of our board of directors, Robert Gigliotti and Lawrence Van Etten. Our audit committee financial expert is Mr. Gigliotti, CPA, and he is "independent" within the meaning of Item
7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Gigliotti is the chairman of our audit committee.

         ELECTION OF DIRECTORS

         NetWorth Technologies' directors are elected at the annual meeting of stockholders and hold office until their successors are elected. NetWorth Technologies' officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors and are subject to employment agreements, if any, approved and ratified by the Board of Directors.

         BACKGROUND OF OFFICERS AND DIRECTORS

         L. JOSHUA ("JOSH") EIKOV is Chief Executive Officer of NetWorth and has recently been appointed President and a Director of NetWorth Technologies Corp. Mr. Eikov joined NetWorth in January 2004. From the year 2000 to 2003, prior to working at NetWorth, Mr. Eikov was the Managing Director for Virtual Technocrats LLC an SMB consultancy where he helped clients such as TeamDefense.net, a provider of products and services to the defense industry, in a turnaround and expansion program as their Interim CTO. Just prior to TeamDefense he was the Chief Strategist at eBRANDsolutions, a branding and marketing firm that consulted to the Global 1000 on issues of eBusiness, product design, digital marketing and branding and international expansion. In 1998, Mr. Eikov founded i-Titan Communications Networks, a manufacturer and designer of wireless broadband products. Due to a lack of funding in 2000, i-Titan filed a petition for bankruptcy under chapter 11 of the U.S. Bankruptcy Code. This bankruptcy was discharged in 2002. Prior to i-Titan, from the year 1995 to 1998, he was the Chief Technologist for Infinite Logic Management a venture capital fund that invested in the telecom and CTI space. Josh served as President and Chief
Executive Officer of DigiCon Technologies, Inc., a computer telephony integration based company that was sold in 1998. DigiCon created and developed a global systems architecture that allowed a user to access their email text-to-speech via any touch-tone or cellular telephone. The company also developed an international data network that had an emphasis in telemedicine, which was accessible via telephone. Prior to founding DigiCon he founded Faceted Information Systems. The company provided consulting services in information technology and financial information systems including, LOCAL AREA AND WIDE AREA NETWORK(S) systems design to Wall Street and institutional clients. Mr. Eikov was also instrumental in the design and construction of FIS-Tech Computers. The company was sold in 1995. Josh attended East Stroudsburg University. He is a member of the Internet Engineering Task Force, Institute of Electrical and Electronics Engineers, the board of directors of Team-Defense.net and .KIDS, Inc.

         ANTHONY Q. JOFFE is Chairman of the Board of Directors and has served as a member of our board of directors since January 12, 1999. In March 1999, Mr. Joffe was elected as chairman. He resigned as president and chief executive officer on May 14, 2001, but remained as chairman of the board and a director. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts. During the past five years, he has served as Managing Director of NorthStar Capital, an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida that specializes in assisting small to mid-size private and publicly traded companies with business and financial planning, acquisition and divestiture, financial public relations and market position advice, and treasury services. He has also founded a boat financing company, currently known as USA Boating. Mr. Joffe served as a member of the Board of Directors of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly traded Delaware corporation from November 1998 to June 2001.

         ROBERT S. GIGLIOTTI, age 55, is Director and chair of the audit committee. He has served as our Secretary from November 10, 1997 until January 12, 1999, and has served as a member of our board of directors since December 11, 1997, and as a member of our audit committee since May 30, 2000. In 1970, Mr. Gigliotti received a bachelor's degree in business from Alma College, Alma, Michigan, and received his certified public accountant license in 1972. Mr.
Gigliotti currently serves as the managing tax partner of Perrin, Fordree & Company (with which he has been associated since 1976).

         LAWRENCE R. VAN ETTEN is Director and member of the audit committee. Mr. Van Etten was elected as member of our board of directors on May 31, 2000. He graduated from New York Military Academy, Cornwall-On-Hudson, New York in 1954 and attended Gettysburg College, Gettysburg, Pennsylvania from 1954 to 1956 and Marist College, Poughkeepsie, New York from 1981 to 1982. During the past five years, Mr. Van Etten has served as an executive with several companies in the United States and Canada (Vice President, International Digital Communications Systems, Inc., Miami, Florida, Telecommunications Sales, 1996-1998; President TechTel Communications, Inc., Pompano Beach, Florida, CLEC Service Provider, 1998-1999; and he owned and managed his own consulting company LVE & Associates, US & Canada, including several long-term contracts with Toyada Gosei, Best Glove Canada, Remtec, Inc., Prestige Auto and Strategic Health Development Corporation). Much of Mr. Van Etten's recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. From May 22, 2000 until December 22, 2000, Mr. Van Etten served as acting president and chief operating officer, and until June 13, 2001 as a member of the board of directors, of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly traded Delaware corporation.

         WILLIAM "BILL" WHITE is General Manager of NetWorth Technologies Inc and a Director. Mr. White purchased D W Academy, d/b/a PC Xperts!, in 1999. Since the purchase of the company, Mr. White has been its President, instrumental in its day-to-day operations. PC Xperts! was the original company that became NetWorth Technologies. Upon the reorganization on August 20, 2004, Mr. White was appointed General Manger of the subsidiary, NetWorth Systems, Inc. Mr. White is also a director of NetWorth Technologies, Inc. Bill has been designing and implementing accounting systems and training clients for 30 years.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require NetWorth Technologies' officers and directors, and persons who beneficially own more than 10% of a registered class of NetWorth Technologies equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish NetWorth Technologies with copies thereof.

         Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, NetWorth Technologies believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with and filed timely

         CODE OF ETHICS

         NetWorth Technologies has not adopted a written Code of Ethics.

ITEM 10.          EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal year ended December 31, 2004, information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000, for each of the years indicated (the "Named Executive Officers"), with respect to services rendered by such persons to NetWorth Technologies and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                               ---------------------------------------     ----------------------------------------------
                                                                                             SECURITIES
NAME AND PRINCIPAL                                          OTHER           RESTRICTED       UNDERLYING         OTHER
  POSITION            YEAR     SALARY        BONUS    COMPENSATION (1)     STOCK AWARDS       OPTIONS        COMPENSATION
--------------------  ----     -------       -----    ----------------     ------------      ----------      ------------
L. Joshua Eikov       2004     $82,000        -0-             -0-               -0-             -0-               -0-
President and CEO
NetWorth
Technologies, Inc.

William O. White(2)   2003     $49,200        -0-          10,157               -0-             -0-               -0-
President and Owner   2002     $61,200        -0-           8,197               -0-             -0-               -0-
NetWorth LLC and
PC Xperts!

----------
(1) Other compensation consists of the cost of health insurance provided by the company.
(2) Mr. White served as President of the original company, PC Xperts, until the reorganization of that company in August, 2004.


         COMPENSATION OF DIRECTORS

         Our directors are compensated monthly for their services as directors with the issuance of shares of common stock. These shares are not registered and are subject to Rule 144.

         OPTIONS

         As of December 31, 2004, we have no options outstanding.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect of the beneficial ownership as of March 14, 2005 for each officer and director of NetWorth Technologies and for each person who is known to NetWorth Technologies to be the beneficial owner of more than 5% of NetWorth Technologies' common stock.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

-----------------------------------------------------------------------------------------------------------
                            NAME AND ADDRESS            AMOUNT AND NATURE OF BENEFICIAL         PERCENTAGE
  TITLE OF CLASS           OF BENEFICIAL OWNER                     OWNERSHIP                    OF CLASS(1)
-----------------------------------------------------------------------------------------------------------
                    Benjamin Filippelli                        1,620,367                           11.0%
                    9715 Arbor Oaks Court #106;
                    Boca Raton, Florida  33328

                    Daniel White                               1,620,367                           11.0%
                    8613 Windy Circle; Boynton Beach,
                    Florida  33437

                    Tucker Family Spendthrift Trust (3)        70,412                              50.1%
                    1801 Clint Moore Rd. # 108;
                    Boca Raton, Florida 33487

                    Calvo Family Spendthrift Trust (4)         70,242                              49.9%
                    1941 Southeast 51st Terrace;
                    Ocala, Florida  34471

                        SECURITY OWNERSHIP OF MANAGEMENT

----------------------------------------------------------------------------------------------------------
                  NAME AND ADDRESS               AMOUNT AND NATURE OF BENEFICIAL              PERCENTAGE
TITLE OF CLASS    OF BENEFICIAL OWNER                        OWNERSHIP                        OF CLASS (1)
----------------------------------------------------------------------------------------------------------
                  L. Joshua Eikov                            1,820,367                            12.4%
                  560 Lavers Circle #146;
                  Delray Beach, Florida  33444

                  Anthony Q. Joffe                           436,850                              3.0%
                  101 Southwest 11th Avenue;
                  Boca Raton, Florida 33486

                  Robert S. Gigliotti                        156,150                              1.1%
                  901 Wilshire Drive, Suite 400;
                  Troy, Michigan 48084

                  Lawrence R. Van Etten                      257,265                              1.9%
                  1601 North 15th Terrace;
                  Hollywood, Florida 33020

                  William O. White                           1,620,367                            11.0%
                  723 SW Aruba Bay;
                  Port St. Lucie, Florida  34986

----------------------------------------------------------------------------------------------------------
                  NAME AND ADDRESS               AMOUNT AND NATURE OF BENEFICIAL              PERCENTAGE
TITLE OF CLASS    OF BENEFICIAL OWNER                        OWNERSHIP                        OF CLASS (1)
----------------------------------------------------------------------------------------------------------
                  April J. Green                             309,078                              2.1%
                  259 NW 95 Terrace,
                  Coral Springs, Florida 33071

                  All officers and directors as a group      4,600,077                            31.5%

----------
(1) Applicable percentage of ownership is based on 14,721,205 shares of common stock outstanding as of March 14, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)* Indicates beneficial owners of 5% or more of our total outstanding shares of preferred stock which is convertible into our common stock.


         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of March 14, 2005.

                                                                                                      NUMBER
                                                                                                  OF SECURITIES
                                                                                               REMAINING AVAILABLE
                                                NUMBER                                         FOR FUTURE ISSUANCE
                                            OF SECURITIES                                   UNDER EQUITY COMPENSATION
                                             TO BE ISSUED            WEIGHTED-AVERAGE                 PLANS
                                            UPON EXERCISE             EXERCISE PRICE          (EXCLUDING SECURITIES
                                       OF OUTSTANDING OPTIONS,    OF OUTSTANDING OPTIONS,           REFLECTED
                                         WARRANTS AND RIGHTS        WARRANTS AND RIGHTS           IN COLUMN (a))
                                                 (a)                        (b)                         (c)
                                       -----------------------    -----------------------   -------------------------
Equity compensation plans approved by           5,000,000                      (1)                   5,000,000
security holders
Equity compensation plans not                           0                      N/A                           0
approved by security holders
TOTAL                                           5,000,000                        0                   5,000,000

-----------
(1) The exercise price is determined by the Company on a case-by-case basis.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have received loans in the amount of $135,509 from our Director, Mr. William White. The loans accrue interest at between 5% to 7% and is variable, based on the prime rate. The funds were used to pay for the operations of the business. These loans have been recorded as a related-party transaction on our financial statements. At December 31, 2004, the amount owed to the Director was $97,700.

         As of December 31, 2004, the Company had received advances of $3,318 from two related parties. These advances bear interest at the prime rate plus two percentage points and are due upon demand.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

EXHIBIT
NO.      DESCRIPTION                                          LOCATION
-------  ---------------------------------------------------  -----------------------------------------------
3.1      Articles of Amendment to the Articles of             Incorporated by reference to the Company's
         Incorporation                                        Form 10-QSB filed on February 23, 1996

3.2      By-Laws                                              Incorporated by reference to the Company's
                                                              Form 10-KSB for the fiscal year ended
                                                              September 30, 2000, filed on September 30, 2001

3.3      Certificate of Renewal and Revival of Charter        Incorporated by reference to the Company's Form
         dated August 13, 2001                                10-KSB for September 30, 2001

4.1      Yankees Warrant Agreement effective January 5, 1999  Filed as an exhibit to our Company's Report on
                                                              Form 10-KSB for the fiscal year ended
                                                              September 30, 1998, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

4.2      Yankees Amended Warrant Agreement dated December     Filed as an exhibit to our Company's Report on
         30, 1999                                             Form 10-KSB for the fiscal year ended
                                                              September 30, 1998, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

4.3      Class A, Series A, Convertible Bond dated December   Filed as an exhibit to our Company's Report on
         31, 2001                                             Form 10-KSB for the fiscal year ended
                                                              September 30, 1999, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

4.4      Our Company's 2002 non-qualified Stock Option &      Filed as an exhibit to our Company's Report on
         Stock Incentive Plan dated February 15, 2002         Form 10-KSB/A for the fiscal year ended
                                                              September 30, 2001, bearing the exhibit number
                                                              shown above; incorporated by referenced herein as
                                                              permitted by Commission Rule 12b-23

4.5      Promissory Note issued to Cornell Partners in the    Filed herewith
         amount of $190,000

10.1     Standby Equity Distribution Agreement dated          Filed as an exhibit to the Company's Form 8-K
         November 18, 2004 with Cornell Capital Partners, LP  filed November 24, 2004

10.2     Registration Rights Agreement dated November 18,     Filed as an exhibit to the Company's Form 8-K
         2004 with Cornell Capital Partners, LP               filed November 24, 2004

10.3     Escrow Agreement dated November 18, 2004 with        Filed as an exhibit to the Company's Form 8-K
         Cornell Capital Partners, LP                         filed November 24, 2004

10.4     Placement Agent Agreement dated November 18, 2004    Filed as an exhibit to the Company's Form 8-K
         with Cornell Capital Partners, LP and Newbridge      filed November 24, 2004
         Securities Corporation

EXHIBIT
NO.      DESCRIPTION                                          LOCATION
-------  ---------------------------------------------------  -----------------------------------------------
10.5     Securities Purchase Agreement dated November 18,     Filed as an exhibit to the Company's Form 8-K
         2004 with Montgomery Equity Partners and Advantage   filed November 24, 2004
         Capital Development Corp.

10.6     Secured Convertible Debenture dated November 18,     Filed as an exhibit to the Company's Form 8-K
         2004                                                 filed November 24, 2004

10.7     Investor Registration Rights Agreement dated         Filed as an exhibit to the Company's Form 8-K
         November 18, 2004 with Cornell Capital Partners, LP  filed November 24, 2004

10.8     Security Agreement dated November 18, 2004 with      Filed as an exhibit to the Company's Form 8-K
         Cornell Capital Partners, LP                         filed November 24, 2004

10.9     Escrow Agreement with Butler Gonzalez, LLP dated     Filed as an exhibit to the Company's Form 8-K
         November 18, 2004                                    filed November 24, 2004

10.10    Reorganization Agreement dated August 20, 2004       Incorporated by reference to Exhibit 10.1 of the
         between Colmena and NetWorth Systems, Inc.           Company's 8-K filed on August 27, 2004

10.11    Employment Agreement with Joshua Eikov               Provided herewith

10.12    Yankees Amended Consulting Agreement dated January   Filed as an exhibit to our Company's Report on
         2, 2000                                              Form 10-KSB for the fiscal year ended
                                                              September 30, 1998, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.13    Agreement to Serve as Corporate Secretary between    Filed as an exhibit to our Company's Report on
         Vanessa Lindsey and our Company dated January 3,     Form 10-KSB for the fiscal year ended
         2000                                                 September 30, 1998, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.14    Employment Agreement between Anthony Q. Joffe and    Filed as an exhibit to our Company's Report on
         our Company dated January 3, 2000                    Form 10-KSB for the fiscal year ended
                                                              September 30, 1998, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.15    Strategic Consulting Agreement with Yankees dated    Filed as an exhibit to our Company's Report on
         January 4, 2001                                      Form 10-QSB for the fiscal year ended December 31,
                                                              1998, bearing the exhibit designation number shown
                                                              above, incorporated by reference herein as
                                                              permitted by Commission Rule 12b-23

10.16    Clarification Agreement dated July 6, 2001 to the    Filed as an exhibit to our Company's Report on
         Reorganization Agreement with Richard C. Peplin,     Form 10-KSB for the fiscal year ended
         Jr., signed on March 25, 1999                        September 30, 1999, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.17    Employment Agreement between Edward D. Dmytryk and   Filed as an exhibit to our Company's Report on
         our Company dated July 19, 2001                      Form 10-KSB for the fiscal year ended
                                                              September 30, 1999, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

EXHIBIT
NO.      DESCRIPTION                                          LOCATION
-------  ---------------------------------------------------  -----------------------------------------------
10.18    Employment Agreement between Vanessa H. Lindsey      Filed as an exhibit to our Company's Report on
         and our Company dated July 19, 2001                  Form 10-KSB for the fiscal year ended
                                                              September 30, 1999, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.19    Engagement Agreement between Kevin W. Dorman and     Filed as an exhibit to our Company's Report on
         our Company dated July 19, 2001                      Form 10-KSB for the fiscal year ended
                                                              September 30, 1999, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.20    Loan Agreement, Security Agreement, Promissory       Filed as an exhibit to our Company's Report on
         Note between our Company and Yankees dated           Form 10-KSB for the fiscal year ended
         September 24, 2001                                   September 30, 2001, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.21    Settlement Agreement with Strategica Services        Filed as an exhibit to our Company's Report on
         Corporation dated December 31, 2001                  Form 10-KSB for the fiscal year ended
                                                              September 30, 1999, bearing the exhibit
                                                              designation number shown above, incorporated by
                                                              reference herein as permitted by Commission
                                                              Rule 12b-23

10.22    Loan Agreement, Security Agreement, Promissory       Filed as an exhibit to our Company's Report on
         Note between our Company and Yankees, LLC dated      Form 10-QSB for the fiscal year ended December 31,
         January 2, 2002                                      2001, bearing the exhibit designation number shown
                                                              above, incorporated by reference herein as
                                                              permitted by Commission Rule 12b-23

10.23    Service Agreement with Vintage Filings, LLC dated    Filed herewith
         December 13, 2004

10.24    Letter Agreement with Vinatge NewsWire, LLC DATED    Filed herewith
         December 13, 2004

14.1     Code of Ethics                                       Filed herewith

16.1     Letter re: Change in Independent Auditors from       Incorporated by reference as Exhibit 16.1 to the
         Salberg & Company, PA.                               Company's 8-K filed on November 8, 2004

23.1     Consent of Webb & Company, P.A.                      Provided herewith

         (b)      REPORTS ON FORM 8-K:

         The Registrant filed no reports on Form 8-K during the fourth quarter of fiscal year 2004.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         NetWorth Technologies incurred fees to Webb & Company, P.A. for the year ended December 31, 2004 of $16,116 for auditing work, services related to the SEC Registration Statement on Form SB-2, review of various other SEC filings, and quarterly reviews on SEC Forms 10-QSB, as well as $0 for income tax preparation services. Webb & Company has provided no other services to NetWorth Technologies other than the foregoing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                      NETWORTH TECHNOLOGIES


                                      By:
                                          --------------------------------------
                                             Chief Executive Officer (Principal
                                             Executive Officer and Principal
                                             Accounting Officer) and Director
                                      Date:  April 14, 2005


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Anthony Q. Joffe                                 April 14, 2005
------------------------------------------
Anthony Q. Joffe, Chairman of the Board


/s/ Lawrence Van Etten                               April 14, 2005
------------------------------------------
Lawrence Van Etten, Director


/s/ William O. White                                 April 14, 2005
------------------------------------------
William O. White, Director


/s/ Robert Gigliotti                                 April 14, 2005
------------------------------------------
Robert Gigliotti

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


                                TABLE OF CONTENTS


Report of Independent Registered Certified Public Accounting Firm            F-1
Financial Statements:
  Consolidated Balance Sheet                                                 F-2
  Consolidated Statements of Operations                                      F-3
  Consolidated Statements of Cash Flows                                      F-4
  Consolidated Statements of Changes in Stockholders Deficiency              F-5
Notes to Consolidated Financial Statements                                   F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
NetWorth Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NetWorth Technologies, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of NetWorth Technologies, Inc. and subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company had a net loss of $735,791, an accumulated deficit of $916,153, a stockholders' deficiency of $574,055, a working capital deficiency of $600,379 and used cash in operations of $292,078. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 28, 2005

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS
Current Assets
  Cash                                                              $     9,598
  Accounts receivable, net                                               27,747
  Inventory                                                               6,111
  Prepaid expenses                                                       13,272
                                                                    -----------
    Total Current Assets                                                 56,728
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                              23,941

OTHER NON-CURRENT ASSETS                                                  2,387
                                                                    -----------

TOTAL ASSETS                                                        $    83,056
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable and accrued expenses                             $   228,920
  Deferred revenue                                                       77,402
  Loans payable - related party                                         101,018
  Convertible debentures, net of discount                               249,771
                                                                    -----------
    Total Current Liabilities                                           657,111

Shareholders' Deficiency
  Preferred Stock, $0.01 par value; 1,000,000 shares authorized;
    no shares issued and outstanding Convertible preferred stock,
    $0.01 par value; 1,000,000 shares
    authorized; 140,654 shares issued and outstanding                     1,407
  Common stock, $0.10 par value; 250,000,000 shares authorized;
    13,938,262 shares issued and outstanding                          1,393,826
  Additional Paid-In Capital                                         (1,053,135)
  Accumulated Deficit                                                  (916,153)
                                                                    -----------
    Total Shareholders' Deficiency                                     (574,055)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $    83,056
                                                                    ===========



   The accompanying notes are an integral part of these consolidated financial statements

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE TWELVE MONTHS ENDED DECEMBER 31 2004 AND 2003

                                                               2004              2003
                                                            -----------      -----------
REVENUES
  Service                                                   $   464,644      $   493,906
  Systems and Software                                          474,963          357,586
                                                            -----------      -----------
    Total Revenue                                               939,607          851,492

COST OF GOODS SOLD
  Service                                                       178,025          106,620
  Hardware                                                      329,296          291,934
                                                            -----------      -----------
    Total Cost of Goods Sold                                    507,321          398,554

GROSS PROFIT                                                    432,286          452,938

OPERATING EXPENSES
  Compensation                                                  196,301          115,118
  Stock Compensation                                            232,867               --
  Advertising                                                   198,904               --
  Impairment of Goodwill                                         71,343               --
  General & Administrative Expense                              344,796          211,883
                                                            -----------      -----------
    Total Operating Expenses                                  1,044,211          327,001
                                                            -----------      -----------

INCOME (LOSS) FROM OPERATIONS                                  (611,925)         125,937

OTHER INCOME (EXPENSES)
  Interest Expense                                              (72,957)          (4,423)
  Settlement                                                    (51,203)              --
  Other Income                                                      294               --
                                                            -----------      -----------
    Total Other Income (Expense)                               (123,866)          (4,423)
                                                            -----------      -----------

NET INCOME (LOSS)                                           $  (735,791)     $   121,514
                                                            ===========      ===========

BASIC AND DILUTED:

Income (Loss) Per Share - Basic and Diluted                 $    (0.081)     $      0.02
                                                            ===========      ===========

Weighted Average Shares Outstanding - Basic and Diluted       9,061,606        4,861,142
                                                            ===========      ===========


   The accompanying notes are an integral part of these consolidated financial statements

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE TWELVE MONTHS ENDED DECEMBER 31 2004 AND 2003

                                                                 2004           2003
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                          $(735,791)     $ 121,514
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                 18,391         18,564
    Bad debt expense                                             19,364             --
    Impairment of goodwill                                       71,343             --
    Amortization of notes payable discount                       23,484             --
    Stock issued for services                                   232,864             --
   Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts Receivable                                         (24,282)        18,647
    Inventory                                                    (6,111)            --
    Prepaid expenses                                             (3,265)        (5,233)
    Other expenses                                               (2,387)        (2,962)
    Increase (decrease) in:
    Accounts payable                                            129,086         32,297
    Accrued expenses                                                 --         (9,073)
    Customer deposits                                                --        (47,000)
    Deferred revenue                                            (14,780)      (101,471)
                                                              ---------      ---------
    Net Cash Provided By (Used In) Operating Activities:       (292,084)        25,283
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                         (6,986)            --
   Cash acquired in merger                                           --          9,095
                                                              ---------      ---------
    Net Cash Provided By (Used In) Investing Activities          (6,986)         9,095
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from beneficial conversion                           80,702             --
   Proceeds from notes payable                                  226,287             --
   Distributions to stockholders                                    702             --
   Stock issued in reverse merger                               (17,769)            --
   Payment on stockholders loan                                  (2,843)            --
   Proceeds from related party loan                                  --        (31,648)
   Payment on note payable                                           --        (17,067)
                                                              ---------      ---------
    Net Cash Provided By (Used In) Financing Activities         287,079        (48,715)
                                                              ---------      ---------

NET DECREASE IN CASH                                            (11,991)       (14,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 21,583         35,920
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS END OF PERIOD                       $   9,592      $  21,583
                                                              =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during year for:
    Interest                                                  $  17,532      $   4,423
                                                              =========      =========

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2003, the Company acquired the net assets of Advanced PC Solutions for 50% of the equity of the Company, valued at $20,000.


   The accompanying notes are an integral part of these consolidated financial statements

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                           DECEMBER 31, 2004 AND 2003

                                                   Preferred Stock
                                       -------------------------------------
                                                              Convertible           Common Stock         Additional
                                       ----------------   ------------------   -----------------------     Paid-in     Accumulated
                                       Shares    Amount    Shares    Amount      Shares       Amount       Capital       Deficit
                                       ------   -------   --------   -------   ----------   ----------   ----------    ----------
Balance, January 1, 2003                   --   $    --         --   $    --    2,430,573   $  243,058   $ (217,459)   $ (301,876)
Stock issued for acquisition                                                    2,430,573      243,057     (223,057)           --
Net Loss and Comprehensive Net Income      --        --         --        --           --           --           --       121,514
                                       ------   -------   --------   -------   ----------   ----------   ----------    ----------

Balance, January 1, 2004                   --        --         --        --    2,430,573      243,058     (217,459)     (180,362)
Common stock issued for services           --        --         --        --    2,289,757      228,976     (152,133)           --
Common stock issued for legal services     --        --         --        --      228,946       22,894      (16,228)           --
Common stock issued services               --        --         --        --      120,197       12,020       (5,020)           --
Common stock issued in reverse merger      --        --    140,654     1,407    5,737,217      573,721     (592,896)           --
Common stock issued for services           --        --         --        --      650,000       65,000       65,000            --
Common stock issued for board services     --        --         --        --       51,000        5,100        7,254            --
Issuance of warrants                       --        --         --        --           --           --          702            --
Beneficial conversion feature on
 convertible debenture                     --        --         --        --           --           --       80,702            --
Net Loss                                   --        --         --        --           --           --           --      (735,791)
                                       ------   -------   --------   -------   ----------   ----------   ----------    ----------

Balance, December 31, 2004                 --   $     0    140,654   $ 1,407   11,507,690   $1,150,770   $ (830,078)   $ (916,153)
                                       ======   =======   ========   =======   ==========   ==========   ==========    ==========

                                           Total
                                        ----------
Balance, January 1, 2003                $ (276,277)
Stock issued for acquisition                20,000
Net Loss and Comprehensive Net Income      121,514
                                        ----------

Balance, January 1, 2004                  (134,763)
Common stock issued for services            76,843
Common stock issued for legal services       6,666
Common stock issued services                 7,000
Common stock issued in reverse merger      (17,768)
Common stock issued for services           130,000
Common stock issued for board services      12,354
Issuance of warrants                           702
Beneficial conversion feature on
 convertible debenture                      80,702
Net Loss                                  (735,791)
                                        ----------

Balance, December 31, 2004              $ (594,054)
                                        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION


(A) ORGANIZATION

NetWorth, LLC was formed as a limited liability corporation under the laws of the State of Florida on March 10, 2003. D.W. Academy, Inc. d/b/a PC-Xperts! ("PC") and Advanced PC Solutions ("APCS") were merged to form NetWorth, LLC on that date. The transaction was treated as a purchase of APCS by D.W. Academy, Inc. d/b/a PC-Xperts! and was valued at the fair value of the assets acquired and liabilities assumed on the date of purchase. On January 1, 2004, NetWorth, LLC was merged into NetWorth Systems, Inc., a Florida corporation. NetWorth Systems, Inc. was an inactive corporation with no net assets. The transaction is accounted for under the purchase method of accounting for entities under common control. Upon completion of the merger, Networth, LLC was dissolved.

On August 20, 2004, after the close of business, Colmena Corp. ("Colmena") executed a definitive Reorganization Agreement with NetWorth Systems, Inc. ("NetWorth"), a Florida corporation engaged in the business of providing computer systems and software management and computer systems and software services in the South Florida market (the "Agreement"). Pursuant to the terms of the Agreement, we acquired all of the issued and outstanding shares of common stock of Net Worth in exchange for the issuance of 75,000,002 (7,500,000 shares post split) shares of Colmena common stock, which represents approximately 60% of our now currently issued and outstanding shares of common stock. Fifteen million shares (1,500,000 shares post split), or 20% of the total shares above, are being held in escrow for the discharge of any undisclosed liabilities or other violations of the Agreement by Net Worth. This stock will be reissued from the escrow agent to the old shareholders of NetWorth after completion of the audit of the financial statements for the year ending December 31, 2004. As a result of the agreement, the transaction is considered to be a capital transaction for accounting purposes as a recapitalization by the accounting acquirer (NetWorth).

Accordingly, the financial statements include the following:

       (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

       (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

On October 18, 2004, the board of directors of Colmena authorized the changing of its name to NetWorth Technologies, Inc. NetWorth Technologies, Inc. and its subsidiaries are hereafter referred to as (the "Company").

(B) CONSOLIDATION POLICY

The accompanying 2004 consolidated financial statements include the accounts of Networth Technology, Inc. and its wholly owned subsidiaries Networth Systems, Inc. and Networth Government, Inc. (Inactive). The accompanying 2003 consolidated financial statements include the accounts of Networth, LLC from March 10, 2003 (inception) and the activity of PC-Xperts! for the year ended December 31, 2003 and APCS from the date of acquisition, March 10, 2003 through December 31, 2003. All intercompany accounts have been eliminated in the consolidation.

(C) RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparability.

(D) CASH EQUIVALENTS

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(F) INVENTORIES

Inventories consist entirely of purchased systems and software. Inventories are stated at the lower of cost or market. Cost is determined using the specific identification method.

(G) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.
Depreciation is provided using the straight-line method over the estimated useful life of three to five years.

(H) LONG-LIVED ASSETS

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other
Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. During 2004 the Company determined that the goodwill recorded for the purchase of Advanced PC Solutions in 2003 was not recoverable and recognized an impairment loss of $71,343.

(J) INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During 2003, the Company's predecessor had elected to be taxed as a partnership. Therefore income or loss of the Company is taxed directly to each stockholder of the Company. Accordingly, no provision for income taxes for 2003 are included in the accompanying financial statements.

(K) BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

(L) REVENUE RECOGNITION

The Company recognizes revenue under each contract as separate components for equipment and service. The Company recognizes each component under EIFT 00-21. The Company recognizes revenue from services provided to customers as the services are provided and earned. Revenue is recognized on the sale of computer equipment and software upon delivery of the equipment and software, along with applicable licenses to customers. The Company also has contracts with customers for the maintenance of their network, computers and systems. These contracts are for a set number of hours to be used within a specified period of time. The Company recognizes revenue on these hours on a monthly basis as the maintenance occurs.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


(M) ADVERTISING COSTS AND BARTER TRANSACTION

Advertising costs are expensed as incurred and include barter transactions. Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Non-Monetary Transactions" and EITF 93-11, "Accounting for Barter Transactions," are recognized during the period in which the advertisements occur. Under the provisions of APB 29 and EITF 93-11, barter transactions are recorded at the fair value of the goods or services received. For the year ended December 31, 2004, the Company recognized $174,050 in revenue related to these barter transactions, which was valued using the standard advertising costs charged by the third party. There were no barter transaction during 2003.

Advertising expense for the years ended December 31, 2004 and 2003 was $198,904 and $6,122, respectively.

(N) CONCENTRATIONS

During 2004, the Company had sales to one customer representing 16% of the Company's sales.

(O) RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2     ACCOUNTS RECEIVABLE

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

The following is a summary of accounts receivable at December 31, 2004:

       Accounts receivable                            $       34,697
       Allowance for doubtful accounts                        (6,950)
                                                      --------------
                                                      $       27,747
                                                      ==============

For the years ended December 31, 2004 and 2003, the Company has recorded a provision for doubtful accounts of $19,364 and $0, respectively.


NOTE 3     PROPERTY AND EQUIPMENT

       The following is a summary of property and equipment at December 31, 2004:

       Furniture and fixtures                         $       10,751
       Computer equipment                                     40,109
       Equipment                                               9,145
       Less: accumulated depreciation                        (36,064)
                                                      --------------

       Property and equipment, net                    $       23,941
                                                      ==============

Depreciation expense for the year ended December 31, 2004 and 2003 was $18,391 and $18,564 respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


NOTE 4     ACQUISITION AND DISPOSITION

On March 8, 2004, the Company acquired 100% of the assets and certain liabilities of Brilliant Computers, a sole proprietorship existing under the laws of the state of Florida. The terms of the transaction include cash payments over the next three years of $118,335 and an equity component consisting of 1,879,713 shares of the Company's stock valued at $118,335. The members' equity was valued at the fair value of the Company on the date of the merger which approximated fair market value of the assets received and liabilities assumed. In exchange the assets and certain liabilities were transferred to the Company. On September 30, 2004, the Company made the decision to divest itself of Brilliant Computers due to performance and management issues and a settlement agreement with Brilliant Computers was executed on November 5, 2004. Brilliant Computers will receive payments totaling $70,000 through January 2005. The payment of this sum in full will entitle the Company to have the 1,879,713 shares of common stock outstanding and issued to Sales and Marketing Group of South Florida returned to the treasury of the Company. This stock will be held by an escrow agent until the monetary portion of the agreements has been paid. As of March 28, 2005, the Company has paid the settlement amount and the shares have been returned to the Company's Treasury.

The following information reflects the allocation of the fair market values of the assets acquired and the liabilities assumed:

       Current Assets                                             $      23,302
       Goodwill                                                         236,670
       Current Liabilities                                              (23,302)
                                                                  -------------
                                                                  $     236,670
                                                                  =============

       The aggregate purchase price of $236,670 consists of the following:

       Common Stock                                               $     118,335
       Cash                                                             118,335
                                                                  -------------
                                                                  $     236,670
                                                                  =============

       The Company recorded a loss on the settlement as follows:

       Cash payments                                              $     (70,000)
       Fair value of common stock                                        18,797
                                                                  -------------
           Loss on Settlement                                     $     (51,203)
                                                                  =============

The following table represents the unaudited revenue and expenses directly attributed to Brilliant Computer for the period from March 8, 2004 to November 5, 2004 included in the Statement of Operations as of December 31, 2004:

                                                                   (Unaudited)
                                                                  -------------
       Revenue                                                    $      14,681
       Cost of goods sold                                                 7,341
       Operating expenses                                                59,400
                                                                  -------------
           Net Loss                                               $     (52,060)
                                                                  =============


NOTE 5     REVERSE MERGER

On August 20, 2004, Colmena Corp. consummated an agreement with NetWorth Systems, Inc., a Florida corporation, pursuant to which NetWorth Systems, Inc. exchanged 100% of the then issued and outstanding shares of common stock for 75,000,002 shares (7,500,000 shares post split) or approximately 60% of the outstanding common stock of Colmena. As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (NetWorth Systems, Inc.) and as a reorganization by the accounting acquiree (Colmena Corp.) since Colmena had no operations at the time of the transaction. Fifteen million shares (1,500,000 shares post split), 20% of the total shares above, are being held in escrow for the discharge of any undisclosed liabilities or other violations of the Agreement by Net Worth. This stock will be reissued from the escrow agent to the old shareholders of NetWorth after completion of the audit of the financial statements for the year ending December 31, 2004. The agreement also contained a clause about the future earnings of the company. If net income before taxes for the year ended December 31, 2005 meets or exceeds $250,000 then additional shares of common stock will be issued to the old NetWorth shareholders in order

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


to give them a total of 80% of the then outstanding shares of Colmena. If this goal is not met, the number of additional shares to be issued will be adjusted in direct proportion to the percentage of net income before tax actually earned. The minimum net income before tax that must be earned is $125,000.

Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

      (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 6    LOANS PAYABLE - RELATED PARTIES

The Company has received advances of funds for operations from a director. The director charges the Company the interest that is charged to him on these funds. The rate ranges from 5% to 7% and is variable based on the prime rate. At December 31, 2004, the amount due to the director was $97,700.

As of December 31, 2004, the Company had received advances of $3,318 from two related parties. These advances bear interest at the prime rate plus two percentage points and are due upon demand.


NOTE 7     CONVERTIBLE DEBENTURES

In November and December 2004 the Company issued a total of $400,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures mature in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company's assets. As of December 31, 2004 the Company had received net proceeds of $295,333. The Company recorded Deferred Financing costs of $93,010 associated with the issuance of the debenture. The Deferred financing costs are being amortized over the term of the convertible debentures. The Company recorded amortization expense of $12,574 for the year ended December 31, 2004. The beneficial conversion feature of the convertible debenture resulted in the Company recording a deferred charge of $80,702. These costs are being amortized over the term of the convertible debenture. For the year ended December 31, 2004 the Company recorded amortization of $10,910.

       Notes payable - face                    $     400,000
       Discount                                     (150,229)
                                               -------------
                                               $     249,771
                                               =============


NOTE 8     COMMITMENTS AND CONTINGENCIES

(A) FINANCING AGREEMENT

On July 5, 2004, the Company entered into an agreement with Knightsbridge Capital, ("Knightsbridge") whereby Knightsbridge would help the Company obtain capital financing. Upon raising $500,000, Knightsbridge is entitled to common stock equal to 4.99% of the fully diluted common stock outstanding. The agreement contains an anti-dilutive clause which guarantees Knightsbridge cannot be diluted below this percentage for a period of six months from July 5, 2004.

(B) OPERATING LEASE

The Company leases office space, which requires base monthly payments of $2,387 that increase at an annual rate of 5% through March 31, 2008 plus common area maintenance fees based on the square footage space occupied by the Company.

Future minimum lease payments are approximately as follows:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


               Year Ended December 31,
                         2005                      $      31,200
                         2006                             32,700
                         2007                             34,400
                         2008                              8,700
                                                   -------------
                                                   $     107,000
                                                   =============

Rent expense for the year ended December 31, 2004 was $40,119 and $27,416, respectively.


NOTE 9     RELATED PARTY TRANSACTIONS

See Notes 5 and 10(C).


NOTE 10    STOCKHOLDERS' DEFICIT


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

(B) OPTIONS AND WARRANTS

The Company issued 80,000 warrants at an exercise price of $0.30 per share to debenture holders. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0% volatility 260% risk-free interest rate of 2.5% and expected warrant life of two years. The value of $702 was recorded as additional paid in capital and as a discount on the convertible debentures. The remaining discount is being amortized over the life of the debentures.

(C) STOCK ISSUED FOR SERVICES

Shares issued for services are valued based on the fair value of the shares on the date of grant.

Prior to the reverse merger, NetWorth issued shares of common stock to individuals as follows: (i) 6,317,523 shares to employees, (ii) 700,000 shares to outside consultants and (iii) 666,667 shares to attorneys. The expenses associated with the issuance of these shares were recorded in the financial statements at December 31, 2004 as follows: $76,842 to stock compensation expense, $7,000 to management fees, and $6,667 to legal expenses. The shares were valued at the fair market value on the date of grant based on the closing market price.

On August 23, 2004, the board of directors authorized the issuance of 6.5 million shares (650,000 shares post split) of common stock to four directors as payment for completing the reverse merger due diligence and documentation. On October 1, 2004, the board of directors authorized continuance of the compensation of directors on a monthly basis with the issuance of common stock. At this time the directors and officers of Colmena receive a total of 102,000 shares (10,200 shares post split) of common stock per month. In accord with these two agreements, there were 701,000 shares of common stock that had not

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


been issued by the Company's transfer agent, but were included in the common stock and earnings per share calculations. The expenses associated with these issuances were $142,354 and were included in stock compensation expense at December 31, 2004. The shares were valued based on the fair value on the date of grant based on the closing market price.

(D) STOCK ISSUED IN REVERSE MERGER

On August 20, 2004, upon close of the transaction between Colmena and NetWorth, 75,000,002 shares (7,500,000 shares post split) of Colmena's common stock were issued in exchange for a 100% interest in NetWorth. The transaction was valued at historical cost as it is considered to be a capital transaction.

(E) COMMON STOCK SPLIT

On October 18, 2004, the Company's board of directors authorized declaration of a 1 for 10 common stock split. Per share and weighted average share amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect this split.

(F) FINANCING  ARRANGEMENTS

Pursuant to a Standby Equity Distribution Agreement, the Company may at its discretion, periodically issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $10.0 million. The amount of each advance is subject to an aggregate maximum advance amount of $250,000 every 7 trading days. Cornell Capital Partners will pay the Company 95% of, or a 5% discount to, the lowest closing bid price of the common stock during the 5 consecutive trading days immediately following the notice date. Cornell Capital Partners will be paid a one-time commitment fee of $290,000, in the form of a note payable. In addition, Cornell Capital Partners will be entitled to retain 10% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners intends to sell any shares purchased under the Standby Equity Distribution Agreement at the then prevailing market price. The Company can not begin selling the stock to Cornell until a registration statement has been filed and declared effective by the Securities and Exchange Commission. As of the date of this report, the Company has not filed a registration statement.

NOTE 11  INCOME TAXES

Income tax expense for the year ended December 31, 2004 is summarized as follows:

2004                         CURRENT        DEFERRED         TOTAL
                          -----------     -----------     -----------
Federal                   $        --     $        --     $        --
State                     $        --     $        --     $        --
                          -----------     -----------     -----------
                          $        --     $        --     $        --
                          ===========     ===========     ===========


Income tax expense for the year ended December 31, 2004 differed from amounts computed by applying the statutory U.S. federal corporate income tax rate of 34% to income before income tax benefit as a result of the following:


       Expected income tax expense (benefit) from
         operations                                     $  (250,168)
       Valuation allowance                                  250,168
                                                        -----------
                                                        $         0
                                                        ===========


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2004


       Deferred Tax Assets:
       Net operating loss carryforward                  $ 1,387,778
                                                        -----------
       Total gross deferred tax assets                    1,387,778
       Less valuation allowance                           1,387,778
                                                        -----------
       Net deferred tax assets                          $         0
                                                        ===========


The net change in the valuation allowance during the year ended December 31, 2004 was an increase of $250,168.

At December 31, 2003, the Company had net operating loss carry forwards of approximately $4,081,700 for income tax purposes, available to offset future taxable income expiring on various dates through 2024. Usage of the net operating losses may be limited due to the change in ownership and change in business during 2004.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's reorganization and change in operations, it is more likely than not that the deferred tax assets will not be realized.

NOTE 12    GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $735,791, an accumulated deficit of $619,153, a stockholders' deficiency of $574,055, a working capital deficiency of $600,383 and used cash in operations of $292,078. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to raise additional capital and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 13  SUBSEQUENT EVENTS

In January 2005 the company issued an additional $225,000 of convertible debentures. The Company received net proceeds of $160,167.

In February 2005, the Company issued 638,891 shares of common stock pursuant to an agreement with a financial services firm, whereby the financial services firm is entitled to common stock equal to 4.99% of the fully diluted common stock outstanding upon assisting the Company is raising $500,000.

In February 2005, the Company issued 450,000 shares of common stock for financial printing services. These services were valued at $36,000.

In February 2005, the Company issued a total of 890,100 shares of common stock to directors for meeting fees. The services were valued at $71,200.

In February 2005 a holder of convertible preferred stock converted 38,700 shares of preferred stock into 387,000 of shares of common stock.

In accordance with the merger, the Company received 1,500,000 shares from escrow upon completion of its December 31, 2004 audit. The Company will treat the shares as additional consideration under the recapitalization transaction.