Form 10QSB
period 2005-03-31
NETWORTH TECHNOLOGIES, INC.
filed 2005-06-06
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________TO______________

                         COMMISSION FILE NUMBER 0-27842

                           NETWORTH TECHNOLOGIES, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER)

             Delaware                                   54-1778587
             --------                                   ----------
   (State or Other Jurisdiction          (I.R.S. Employer Identification Number)
of Incorporation or Organization)

6499 N.W. 9th Avenue, Suite 304, Ft. Lauderdale, Florida                33309
--------------------------------------------------------                -----
       (Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number, including area code                    (954) 670-2300
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by

      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                Class                         Outstanding shares at June 1, 2005
                -----                         ----------------------------------

            Common Stock                                   16,524,64

                                     PART I

                              FINANCIAL INFORMATION

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

Condensed Consolidated Balance Sheet as of March 31, 2005 (Unaudited)     4

Condensed Consolidated Statements of Operations For The Three Months      5
Ended March 31, 2005 and 2004 (Unaudited)


Condensed Consolidated Statements of Cash Flows For The Three Months      6
Ended March 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)                    7 - 11

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 2005 (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
 Cash                                                                                                  $     8,700
 Accounts receivable, net                                                                                   48,268
 Prepaid expenses and other current assets                                                                  33,878
                                                                                                       -----------
      Total Current Assets                                                                                  90,846

 PROPERTY AND EQUIPMENT, NET                                                                                22,274

 OTHER NON-CURRENT ASSETS
 Deposits                                                                                                    2,557
                                                                                                       -----------
      Total Non-Current Assets                                                                               2,557
                                                                                                       -----------

 TOTAL ASSETS                                                                                          $   115,677
                                                                                                       ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                                 $   396,374
 Accrued litigation                                                                                         90,000
 Deferred revenue                                                                                           34,570
 Customer Deposits                                                                                          53,944
 Loans payable - related party                                                                              99,739
 Convertible debentures, net of discount                                                                   423,382
                                                                                                       -----------

 TOTAL CURRENT LIABILITIES                                                                               1,098,009
                                                                                                       -----------

 STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding                 --
   Convertible preferred stock, $0.01 par value, 1,000,000 shares authorized, 101,955 shares issued          1,020
   and outstanding
   Common stock, $0.10 par value, 100,000,000 shares authorized, 16,336,673 shares issued and            1,671,260
   16,524,644 outstanding
   Treasury Stock 187,971 shares $.10 par value                                                            (18,797)
   Additional paid in capital                                                                           (1,045,571)
   Deferred services                                                                                       (33,750)
   Accumulated deficit                                                                                  (1,556,494)
                                                                                                       -----------
      Total Stockholders' Deficiency                                                                      (982,332)

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                        $   115,677
                                                                                                       ===========

                   NETWORTH TECHNOLOGIES, INC. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                    2005               2004
                                                ------------       ------------
REVENUE
Services                                        $    189,189       $    102,406
Systems                                               10,645            108,140
                                                ------------       ------------

TOTAL REVENUE                                        199,834            210,546

COST OF GOODS SOLD                                    65,370             75,065
                                                ------------       ------------

GROSS PROFIT                                         134,464            135,481
                                                ------------       ------------

OPERATING EXPENSES
Stock compensation                                   129,745             76,842
Advertising                                            1,000                 --
Directors fees                                        27,500              7,000
Litigation expense                                    90,000                 --
General and administrative                           352,713             81,979
                                                ------------       ------------
      Total Operating Expenses                       600,958            165,821
                                                ------------       ------------

OTHER INCOME (EXPENSE)
Interest expense                                     172,180                 --
Depreciation                                           1,667              4,518
                                                ------------       ------------
      Total Other Income (Expense)                   173,847              4,518
                                                ------------       ------------

Income Before Provision for Income Taxes            (640,341)           (34,858)

Provision for Income Taxes                                --                 --
                                                ------------       ------------

NET LOSS                                        $   (640,341)      $    (34,858)
                                                ============       ============

Net loss per share - basic and diluted          $      (0.04)      $      (0.00)
                                                ============       ============

Weighted average number of shares outstanding     15,125,785          7,500,000
during the period - basic and diluted
                                                ============       ============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                                                    2005            2004
                                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $(640,341)      $ (34,858)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation                                                                         1,667           4,598
 Bad debt
 Amortization of note payable discount                                               89,307              --
 Stock issued for services                                                          140,995          90,509
 Changes in operating assets and liabilities:
   (Increase) decrease in:
   Accounts receivable                                                              (20,521)        (43,312)
   Decrease in inventory                                                              6,111              --
   Prepaid expenses                                                                 (20,606)             --
   Deposits                                                                            (170)             --
   Increase (decrease) in:
   Accounts payable and accrued expenses                                            238,660         (59,494)
   Deferred revenue                                                                  11,112          28,978
                                                                                  ---------       ---------
     Net Cash Used In Operating Activities                                         (193,786)        (13,579)
                                                                                  ---------       ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from beneficial concersion                                                109,863              --
 Proceeds from notes payable                                                         84,304              --
 Payments on stockholders loan                                                       (1,279)             --
 Proceeds from stockholders loan                                                         --           5,951
                                                                                  ---------       ---------
     Net Cash Used In Financing Activities                                          192,888           5,951
                                                                                  ---------       ---------

 NET INCREASE IN CASH                                                                  (898)         (7,628)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     9,598          21,583
                                                                                  ---------       ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   8,700       $  13,955
                                                                                  =========       =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for income taxes                                                       $      --       $      --
                                                                                  =========       =========

 Cash paid for interest expense                                                   $      --       $      --
                                                                                  =========       =========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Basis of Presentation

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

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Networth Technologies, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission") on April 14, 2005. The results of operations for the three ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

(C) Consolidation Policy

The accompanying 2005 consolidated financial statements include the accounts of Networth Technology, Inc. and its wholly owned subsidiaries Networth Systems, Inc. and Networth Government, Inc. (Inactive). The accompanying 2004 consolidated financial statements include the accounts of Networth Systems. Inc. and PC-Xperts! All intercompany accounts have been eliminated in the consolidation.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of March 31, 2005 and 2004, common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

(E) Reclassifications

Certain prior period amounts have been reclassified for comparability.

(F) Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents also include demand deposits with banks.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

(G) Use of Estimates

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

(H) Income Taxes

The corporation is subject to corporate income tax under the standard I.R.S. Code. As there have been losses in the past and this quarter is a loss, no provision for income tax has been included in the accompanying financial statements.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Advertising Costs

Advertising costs are expenses as incurred and include barter transactions. Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions," are recognized during the period in which the advertisements occur. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the three months ended March 31, 2005 and 2004, the Company recognized $0 and $0, respectively, in revenue related to these barter transactions, which was valued using the standard advertising costs charged by the third party.

Other advertising costs, such as advertising on web sites geared to our business, are expensed as incurred. These expenses were $1,000 and $0, for the three months ended March 31, 2005 and 2004, respectively

(K) New Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company's consolidated financial statements.

NOTE 2 ACCOUNTS RECEIVABLE

The Company's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets 100% reserves for customers in bankruptcy and other reserves based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact on operations. For the three months ended March 31, 2005 and 2004, the Company has recorded a provision for uncollectible accounts of $0 and $0, respectively.

NOTE 3 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2005:

Furniture and fixtures                                                 $ 10,751
Computer equipment                                                       40,109
Equipment                                                                 9,146
Less accumulated depreciation                                           (37,732)
                                                                       --------
Property and equipment, net                                            $ 22,274
                                                                       ========

Depreciation expense for the three months ended March 31, 2005 was $1,667 and $4,518, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 4 REVERSE MERGER

On August 20, 2004, Networth Technologies, Inc. consummated an agreement with NetWorth Systems, Inc., a Florida corporation, pursuant to which NetWorth Systems, Inc. exchanged 100% of the then issued and outstanding shares of common stock for 75,000,002 shares (7,500,000 shares post split) or approximately 60% of the outstanding common stock of Networth Technologies, Inc. As a result of the agreement, the transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (NetWorth Systems, Inc.) and as a reorganization by the accounting acquiree (Networth Technologies, Inc.). Fifteen million shares (1,500,000 shares post split), 20% of the total shares above, are being held in escrow for the discharge of any undisclosed liabilities or other violations of the Agreement by Net Worth. The agreement also contained a clause about the future earnings of the company. If net income before taxes for the year ended December 31, 2005 meets or exceeds $250,000 then additional shares of common stock will be issued to the old NetWorth shareholders in order to give them a total of 80% of the then outstanding shares of Networth Technologies, Inc. If this goal is not met, the number of additional shares to be issued will be adjusted in direct proportion to the percentage of net income before tax actually earned. The minimum net income before tax that must be earned is $125,000.

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 5 LOANS PAYABLE - RELATED PARTIES

The Company has received advances of funds for operations from a director. The director charges the Company the interest that is charged to him on these funds. The rate ranges from 5% to 7% and is variable based on the prime rate. At March 31, 2005, the amount due to the director was $97,700.

As of March 31, 2005, the Company had received advances of $3,318 from two related parties. These advances bear interest at the prime rate plus two percentage points and are due upon demand.

NOTE 6 COMMITMENTS AND CONTINGENCIES

(A) Financing Agreement

On July 5, 2004, the Company entered into an agreement with Knightsbridge Capital, ("Knightsbridge") whereby Knightsbridge would help the Company obtain capital financing. Upon raising $500,000, Knightsbridge is entitled to common stock equal to 4.99% of the fully diluted common stock outstanding. The agreement contains an anti-dilutive clause which guarantees Knightsbridge cannot be diluted below this percentage for a period of six months from July 5, 2004. In February 2005, the Company issued Knightsbridge 639,891 shares of common stock value at $63,989. The value is included in discount on convertible debentures and is being amortized over the term of the debentures.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

(B) Litigation

During 2005 a lawsuit was initiated against the Company by Match Point, Inc. in the Circuit Court of the 15th Judicial Circuit of Palm Beach County, Florida filed April 12, 2005. The Plaintiff claims the Company breached a contract to provide sponsorship for a tennis tournament hosted by the Plaintiff. The Plaintiff is suing for $150,000 in damages. The Company has accrued an additional $90,000 during the three months ended March 31, 2005. The Company has recorded a total of $150,000 for the lawsuit as of March 31, 2005.

During 2005 the Company received notice of a lawsuit initiated against the Company by Sacks, Sax, Klein in the County Court of Palm Beach County, Florida. The Plaintiff is claiming damages of $8,539.80. No settlement has been reached. The litigation is active.

NOTE 7 RELATED PARTY TRANSACTIONS

See Note 5 above.

NOTE 8 CONVERTIBLE DEBENTURES

In January 2005, the Company issued an additional $225,000 of convertible debentures for a total of $625,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures mature in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company's assets. As of March 31, 2005 the Company had received net cash proceeds of $310,591 and recorded deferred financing costs of $188,005 associated with the issuance of the debenture and the beneficial conversion feature of the convertible debenture resulted in the Company recording a deferred charge of $126,404. The deferred financing costs are being amortized over the term of the convertible debentures. The Company recorded amortization expense of $89,307 for the three months ended March 31, 2005.

            Notes payable - face                          $ 600,000
            Discount                                       (176,618)
                                                          ---------
                                                          $ 423,382
                                                          =========

NOTE 9 STOCKHOLDERS' DEFICIENCY

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

(B) Options and Warrants

The Company issued 45,000 warrants at an exercise price of $0.30 per share to debenture holders during the three months ended March 31, 2005. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0% volatility 260% risk-free interest rate of 2.5% and expected warrant life of two years. The value of $ 172 was recorded as additional paid in capital and as a discount on the convertible debentures. The remaining discount is being amortized over the life of the debentures. As of March 31, 2005, there are 125,000 warrants outstanding to the convertible debenture holders and 60,000 outstanding to the placement agent.

(C) Stock Issued for Services

Shares issued for services are valued based on the fair value of the shares on the date of grant.

In February 2005, the Company issued 638,891 shares of common stock pursuant to an agreement with a financial services firm, whereby the financial services firm is entitled to common stock equal to 4.99% of the fully diluted common stock outstanding upon assisting the Company is raising $500,000. The fair value of $63,989 was recorded as a discount on the convertible debentures.

In February 2005, the Company issued 450,000 shares of common stock for financial printing services. These services were valued at $45,000 and will be amortized over the term of the agreement of one year. As of March 31, 2005, the Company has recorded an expense of $11,250 and deferred consulting expense of $ 33,750.

In February 2005, the Company issued a total of 1,297,450 shares of common stock to directors for meeting fees. The services were valued at $129,745.

In February 2005 a holder of convertible preferred stock converted 38,700 shares of preferred stock into 387,000 of shares of common stock.

NOTE 10 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a stockholders' deficit of $982,332 and a working capital deficiency of $1,007,163. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the actions presently being taken to raise additional capital and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 11 SUBSEQUENT EVENTS

On May 19, 2005, the Company signed an agreement with Solutions technology International, Inc. ("STI"), a Delaware corporation, pursuant to which the Company will issue shares equal to 90% of the outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the agreement, the transaction will be accounted for accounting purposes as a reverse merger by the accounting acquirer (STI).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction - Forward Looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Networth Technologies, Inc. and its subsidiaries, (collectively, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

      Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

      On May 19, 2005, the Company signed a merger agreement with Solutions Technology International, Inc. a Delaware corporation, pursuant to which the Company will issue 90% of its outstanding shares to Solutions Technology International, Inc. at the date of the merger in return for 100% of the outstanding shares of Solutions Technology International, Inc. As a result of the agreement, the transaction will be accounted for accounting purposes as a reverse merger by the accounting acquirer which is Solutions Technology International Inc.

Going Concern

      As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $640,341, and net cash used in operations of $193,786 for the three months ended March 31, 2005. In addition the Company has an accumulated deficit of $1,556,494 a working capital deficiency of $1,007,163 and a stockholders' deficiency of $982,332 at March 31, 2005.

      Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of its equity securities. The Company is currently seeking an acquisition target. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements would be materially affected. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

      Reclassifications

      Certain prior period amounts have been reclassified for comparability.

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

      Income Taxes

      The corporation is subject to corporate income tax under the standard I.R.S. Code. As there have been losses in the past and this quarter is a loss, no provision for income tax has been included in the accompanying financial statements.

For The Three Months Ended March 31, 2005, Compared To The Three Months Ended March 31, 2004

      Revenues

      For the three months ended March 31, 2005 as compared to the fiscal year ended March 31, 2004, revenue decreased from $210,546 to $199,834. This decrease of $10,712 was due to a decrease in goods sold by the Company. We have moved toward providing more services over products in this quarter.

      Our business sector, IT services is constantly undergoing pricing and competitive pressures. We may or may not be successful in selling services or goods to new customers which would have significant negative impact on our revenues and we could be forced to curtail our operations. We see the niche markets that we operate in: accounting, customer relations management and IT management as ways to counter some of the market effects. It is management's expectation that in the business space that we market to (small and medium sized business) our growth will come from the specialized markets that we serve. Management also expects the trend of margins to continue as we move into a more service oriented business and away from the selling of hardware and increase the software and services segments of our business.

      Cost Of Goods Sold

      Cost of goods sold for the three months ended March 31, 2005 decreased from $75,065 at March 31, 2004 to $65,370 at March 31, 2005. This decrease was due primarily to the decrease in systems and software sales.

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

      Gross Profit

      Gross profit for the three months ended March 31, 2005 decreased over the prior three months ended March 31, 2004. This decrease of $1,017 is due to the decrease in sales. Management believes future sales increases will depend primarily on our ability to identify customers for our products and services. However we cannot give any assurance that Networth will be able to identify new customers for our products and services sufficient to significantly increase sales.

      Operating Expenses

      Operating expenses were $600,958 for the three months ended March 31, 2005 as compared to $165,821 for the three months ended March 31, 2004 which means that our expenses for the three months ended March 31, 2005 increased by $435,137. The primary factors that contributed to this $435,137 increase in operating expenses over the prior year are:

      (i) Compensation expenses of $129,745 which increased by $52,903 due to the addition of personnel in NetWorth Technology, as well as the associated payroll taxes;

      (ii) General and administrative expenses associated with an increase in personnel resulting in $352,713

      (iii) Litigation expenses for legal matters involving the Company of $90,000.

      The majority of other income and expenses consisted of interest expense. This increase was primarily due to the increase in our notes payable and the amortization of notes payable discount.

      Net Loss

      We had a net loss of $640,341 for the three months ended March 31, 2005, which was an increase in our net loss when compared to our net loss for the three months ended March 31, 2004 of $34,858. The increase in net loss was due to the higher operating costs noted above.

Liquidity And Capital Resources

      As of March 31, 2005 the Company has approximately $8,700 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

      Cash used in operating activities during the three months ended March 31, 2005 was $193,786 compared to $(13,579) for the same period a year earlier. The cash used in operating activities was mainly a result of the Company's net loss.

      Cash used in financing activities was $192,888 for the three months ended March 31, 2005, compared to $5,951 in for the same period in 2004. The increase in cash used in investing activities was attributable to the fact that the Company had raised cash from the sale of its equity.

      In January 2005 the Company issued an additional $225,000 of convertible debentures. The Company received net proceeds of $160,167

      In February 2005, the Company issued 450,000 shares of common stock for financial printing services. These services were valued at $45,000 and will be amortized over the term of the agreement of one year. As of March 31, 2005, the Company has recorded an expense of $11,250 and deferred consulting expense of $ 33,750.

      In February 2005, the Company issued a total of 1,297,450 shares of common stock to directors for meeting fees. The services were valued at $129,745.

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

      On May 19, 2005, the Company signed a merger agreement with Solutions Technology International, Inc. a Delaware corporation, pursuant to which the Company will issue 90% of its outstanding shares to Solutions Technology International, Inc. at the date of the merger in return for 100% of the outstanding shares of Solutions Technology International, Inc. As a result of the agreement, the transaction will be accounted for accounting purposes as a reverse merger by the accounting acquirer which is Solutions Technology International Inc.

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

New Accounting Pronouncements

      A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company's consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      1. Sachs Sax Klein v. NetWorth Technologies, Inc. (Palm Beach County, Florida, filed March 28, 2005). The amount in controversy is $8,539.80, representing the balance owed to Plaintiff for legal services performed by Plaintiff. The Plaintiff has expressed interest in a settlement based on issuances of the Company's common stock.

      2. Match Point, Inc. v. Networth Systems, Inc., Case No. 003400 (Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida filed April 12,
2005). The claims are based on breach of contract and unjust enrichment and the Plaintiff has claimed damages of $150,000. The defendant is a subsidiary of the Company, but the Company has not been joined as a party to the proceedings.

ITEM 2. CHANGES IN SECURITIES

      In February 2005, the Company issued 450,000 shares of common stock for financial printing services. These services were valued at $45,000 and will be amortized over the term of the agreement of one year. As of March 31, 2005, the Company has recorded an expense of $11,250 and deferred consulting expense of $ 33,750.

      In February 2005, the Company issued a total of 1,297,450 shares of common stock to directors for meeting fees. The services were valued at $129,745.

      In February 2005 a holder of convertible preferred stock converted 38,700 shares of preferred stock into 387,000 of shares of common stock.

      On May 19, 2005, the Company signed a merger agreement with Solutions Technology International, Inc. a Delaware corporation, pursuant to which the Company will issue 90% of its outstanding shares to Solutions Technology International, Inc. at the date of the merger in return for 100% of the outstanding shares of Solutions Technology International, Inc. As a result of the agreement, the transaction will be accounted for accounting purposes as a reverse merger by the accounting acquirer which is Solutions Technology International Inc.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

-------------------------------------------------------------------------------------------------------------------------
Exhibit No.       Description                                        Location
-------------------------------------------------------------------------------------------------------------------------
3.1               Articles of Amendment to the Articles of           Incorporated by reference to the Company's
                  Incorporation                                      Form 10-QSB filed on February 23, 1996

3.2               By-Laws                                            Incorporated by reference to the Company's
                                                                     Form 10-KSB for the fiscal year ended September 30,
                                                                     2000, filed on September 30, 2001

3.3               Certificate of Renewal and Revival of Charter      Incorporated by reference to the Company's Form
                  dated August 13, 2001                              10-KSB for September 30, 2001

4.1               Yankees Warrant Agreement effective January 5,     Filed as an exhibit to our Company's Report on Form
                  1999                                               10-KSB for the fiscal year ended September 30, 1998,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

4.2               Yankees Amended Warrant Agreement dated December   Filed as an exhibit to our Company's Report on Form
                  30, 1999                                           10-KSB for the fiscal year ended September 30, 1998,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

4.3               Class A, Series A, Convertible Bond dated          Filed as an exhibit to our Company's Report on Form
                  December 31, 2001                                  10-KSB for the fiscal year ended September 30, 1999,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

4.4               Our Company's 2002 non-qualified Stock Option &    Filed as an exhibit to our Company's Report on Form
                  Stock Incentive Plan dated February 15, 2002       10-KSB/A for the fiscal year ended September 30,
                                                                     2001, bearing the exhibit number shown above;
                                                                     incorporated by referenced herein as permitted by
                                                                     Commission Rule 12b-23

10.1              Standby Equity Distribution Agreement dated        Filed as an exhibit to the Company's Form 8-K filed
                  November 18, 2004 with Cornell Capital Partners,   November 24, 2004
                  LP

10.2              Registration Rights Agreement dated November 18,   Filed as an exhibit to the Company's Form 8-K filed
                  2004 with Cornell Capital Partners, LP             November 24, 2004

10.3              Escrow Agreement dated November 18, 2004 with      Filed as an exhibit to the Company's Form 8-K filed
                  Cornell Capital Partners, LP                       November 24, 2004

10.4              Placement Agent Agreement dated November 18,       Filed as an exhibit to the Company's Form 8-K filed
                  2004 with Cornell Capital Partners, LP and         November 24, 2004
                  Newbridge Securities Corporation

-------------------------------------------------------------------------------------------------------------------------
Exhibit No.       Description                                        Location
-------------------------------------------------------------------------------------------------------------------------
10.5              Securities Purchase Agreement dated November 18,   Filed as an exhibit to the Company's Form 8-K filed
                  2004 with Montgomery Equity Partners and           November 24, 2004
                  Advantage Capital Development Corp.

10.6              Secured Convertible Debenture dated November 18,   Filed as an exhibit to the Company's Form 8-K filed
                  2004                                               November 24, 2004

10.7              Investor Registration Rights Agreement dated       Filed as an exhibit to the Company's Form 8-K filed
                  November 18, 2004 with Cornell Capital Partners,   November 24, 2004
                  LP

10.8              Security Agreement dated November 18, 2004 with    Filed as an exhibit to the Company's Form 8-K filed
                  Cornell Capital Partners, LP                       November 24, 2004

10.9              Escrow Agreement with Butler Gonzalez, LLP dated   Filed as an exhibit to the Company's Form 8-K filed
                  November 18, 2004                                  November 24, 2004

10.10             Reorganization Agreement dated August 20, 2004     Incorporated by reference to Exhibit 10.1 of the
                  between Colmena and NetWorth Systems, Inc.         Company's 8-K filed on August 27, 2004

10.11             Yankees Amended Consulting Agreement dated         Filed as an exhibit to our Company's Report on Form
                  January 2, 2000                                    10-KSB for the fiscal year ended September 30, 1998,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.12             Agreement to Serve as Corporate Secretary          Filed as an exhibit to our Company's Report on Form
                  between Vanessa Lindsey and our Company dated      10-KSB for the fiscal year ended September 30, 1998,
                  January 3, 2000                                    bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.13             Employment Agreement between Anthony Q. Joffe      Filed as an exhibit to our Company's Report on Form
                  and our Company dated January 3, 2000              10-KSB for the fiscal year ended September 30, 1998,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.14             Strategic Consulting Agreement with Yankees        Filed as an exhibit to our Company's Report on Form
                  dated January 4, 2001                              10-QSB for the fiscal year ended December 31, 1998,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.15             Clarification Agreement dated July 6, 2001 to      Filed as an exhibit to our Company's Report on Form
                  the Reorganization Agreement with Richard C.       10-KSB for the fiscal year ended September 30, 1999,
                  Peplin, Jr., signed on March 25, 1999              bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

-------------------------------------------------------------------------------------------------------------------------
Exhibit No.       Description                                        Location
-------------------------------------------------------------------------------------------------------------------------
10.16             Employment Agreement between Edward D. Dmytryk     Filed as an exhibit to our Company's Report on Form
                  and our Company dated July 19, 2001                10-KSB for the fiscal year ended September 30, 1999,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.17             Employment Agreement between Vanessa H. Lindsey    Filed as an exhibit to our Company's Report on Form
                  and our Company dated July 19, 2001                10-KSB for the fiscal year ended September 30, 1999,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.18             Engagement Agreement between Kevin W. Dorman and   Filed as an exhibit to our Company's Report on Form
                  our Company dated July 19, 2001                    10-KSB for the fiscal year ended September 30, 1999,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.19             Loan Agreement, Security Agreement, Promissory     Filed as an exhibit to our Company's Report on Form
                  Note between our Company and Yankees dated         10-KSB for the fiscal year ended September 30, 2001,
                  September 24, 2001                                 bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.20             Settlement Agreement with Strategica Services      Filed as an exhibit to our Company's Report on Form
                  Corporation dated December 31, 2001                10-KSB for the fiscal year ended September 30, 1999,
                                                                     bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.21             Loan Agreement, Security Agreement, Promissory     Filed as an exhibit to our Company's Report on Form
                  Note between our Company and Yankees, LLC dated    10-QSB for the fiscal year ended December 31, 2001,
                  January 2, 2002                                    bearing the exhibit designation number shown above,
                                                                     incorporated by reference herein as permitted by
                                                                     Commission Rule 12b-23

10.22             Agreement and Plan of Merger Among Networth        Provided herewith
                  Technologies, Inc., STI Acquisition Coro and
                  Solution Technology International, Inc.

16.1              Letter re: Change in Independent Auditors from     Incorporated by reference as Exhibit 16.1 to the
                  Salberg & Company, PA.                             Company's 8-K filed on November 8, 2004

31.1              Certification by Chief Executive Officer           Provided herewith
                  pursuant to 15 U.S.C. Section 7241, as adopted
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

31.2              Certification by Chief Financial Officer           Provided herewith
                  pursuant to 15 U.S.C. Section 7241, as adopted
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

-------------------------------------------------------------------------------------------------------------------------
Exhibit No.       Description                                        Location
-------------------------------------------------------------------------------------------------------------------------
32.1              Certification by Chief Executive Officer and       Provided herewith
                  Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Networth has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2005                      NETWORTH TECHNOLOGIES, INC.

                                        By: /s/ Anthony Joffe
                                            ------------------------------------
                                            Anthony Joffe,
                                            Chief Executive Officer and
                                            Principal Accounting Officer