Form 10QSB
period 2005-06-30
NETWORTH TECHNOLOGIES, INC.
filed 2005-09-20
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                         COMMISSION FILE NUMBER 0-27842

                           NETWORTH TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)

                      DELAWARE                               54-1778587
         ------------------------------                  -----------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

        6499 NW 9TH AVENUE, SUITE 304, FORT LAUDERDALE, FLORIDA         33309
        -------------------------------------------------------       ---------
                (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code       (954) 670-2300
                                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2005, the Company had outstanding 31,991,716 shares of its common stock, $0.10 par value per share.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE

PART I

  ITEM 1.  FINANCIAL STATEMENTS                                              F-1
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              F-4
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALSYSIS OR PLAN OF OPERATIONS         2
  ITEM 3   CONTROLS AND PROCEDURES

PART II

  ITEM 1.  LEGAL PROCEEDINGS                                                   6
  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         6
  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     6
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 6
  ITEM 5.  OTHER INFORMATION                                                   6
  ITEM 6.  EXHIBITS                                                            9

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)         F-1

Condensed Consolidated Statements of Operations for the Six Months and
   Three Months Ended June 30, 2005 and 2004 (unaudited)                     F-2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
    June 30, 2005 and 2004 (unaudited)                                       F-3

Notes to Condensed Consolidated Financial Statements                         F-4

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2005 (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                            $ 45,499
  Prepaid expenses and other current assets                               7,625
                                                                   ------------
    Total Current Assets                                                 53,124
                                                                   ------------
  Fixed assets, net of depreciation                                      30,366
                                                                   ------------
Other Assets:
  Intangible assets, net                                                528,676
  Security deposits                                                       7,065
                                                                   ------------
    Total Other Assets                                                  535,741
                                                                   ------------
TOTAL ASSETS                                                          $ 619,231
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of notes payable                                    $ 755,000
  Notes payable - bank                                                  200,000
  Notes payable - related parties                                       401,069
  Convertible debentures                                                750,000
  Convertible debentures - prior owners                                 625,000
  Current portion of obligations under capital lease                      2,637
  Deferred compensation                                                 385,096
  Accounts payable and accrued expenses                                 511,494
                                                                   ------------
      Total Current Liabilities                                       3,630,296
                                                                   ------------
Long-term Liabilities:
  Notes payable, net of current portion                                 645,000
  Obligations under capital lease, net of current maturities                250
                                                                   ------------
      Total Long-term Liabilities                                       645,250
                                                                   ------------
      TOTAL LIABILITIES                                               4,275,546
                                                                   ------------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 Par Value; 8,000,000 shares authorized
    and 0 shares issued and outstanding                                      --
  Class A Preferred  stock,  $.001 Par Value;  2,000,000  shares authorized and 1,315,831 shares issued and outstanding 1,316
  Common stock,  $.10 Par Value;  65,000,000  shares  authorized
    and 20,997,616 shares issued and 20,809,645 shares outstanding    2,099,762
  Treasury stock, 187,971 shares, at cost                               (18,797)
  Additional paid-in capital                                          3,650,660
  Accumulated deficit                                                (9,389,256)
                                                                   ------------
      TOTAL STOCKHOLDERS' (DEFICIT)                                  (3,656,315)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $ 619,231
                                                                   ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONDESNSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                                        SIX MONTHS                      THREE MONTHS
                                                          JUNE 30,                        JUNE 30,
                                               ----------------------------    ----------------------------
                                                   2005            2004             2005            2004
                                               ------------    ------------    ------------    ------------
OPERATING REVENUES
  Sales                                        $         --    $      6,900    $         --    $      6,900
                                               ------------    ------------    ------------    ------------
COST OF SALES
   Development costs                                  8,000           4,313           8,000           4,313
   Amortization of intangible assets                 48,061          48,061          24,030          24,030
                                               ------------    ------------    ------------    ------------
       TOTAL COST OF SALES                           56,061          52,374          32,030          28,343
                                               ------------    ------------    ------------    ------------
GROSS (LOSS)                                        (56,061)        (45,474)        (32,030)        (21,443)
                                               ------------    ------------    ------------    ------------
OPERATING EXPENSES
   Compensation expense                             271,043         199,868         148,320         107,868
   Professional and consulting fees                 472,434         252,111         466,500         233,077
   Financing and commitment fees                     20,000          60,000          20,000          60,000
   Rent expense                                      45,749          45,704          22,875          22,187
   Other general and administrative expenses         51,155          60,415          28,280          27,430
   Depreciation and amortization                      8,196          14,220           5,584          10,841
                                               ------------    ------------    ------------    ------------
       TOTAL OPERATING EXPENSES                     868,577         632,318         691,559         461,403
                                               ------------    ------------    ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSE)                 (924,638)       (677,792)       (723,589)       (482,846)

OTHER INCOME (EXPENSE)
   Beneficial conversion feature                         --      (3,660,000)             --      (3,660,000)
   Interest income                                        2              27               2               4
   Interest expense                                 (72,909)        (60,507)        (54,789)        (33,269)
                                               ------------    ------------    ------------    ------------
       TOTAL OTHER INCOME (EXPENSE)                 (72,907)     (3,720,480)        (54,787)     (3,693,265)
                                               ------------    ------------    ------------    ------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES         (997,545)     (4,398,272)       (778,376)     (4,176,111)
PROVISION FOR INCOME TAXES                               --              --              --              --
                                               ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON SHARES           $   (997,545)   $ (4,398,272)   $   (778,376)   $ (4,176,111)
                                               ============    ============    ============    ============
NET LOSS PER BASIC AND DILUTED SHARES          $      (0.06)   $      (0.59)   $      (0.04)   $      (0.56)
                                               ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           17,452,638       7,500,000      18,855,116       7,500,000
                                               ============    ============    ============    ============

      The accompanying notes are an integral part of the condensed consolidated financial statements.


                               NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                                                                    2005           2004
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $  (997,545)   $(4,398,272)
                                                                                -----------    -----------
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                                                   56,257         62,281
     Common stock issued for consulting services                                    376,500        150,000
     Beneficial conversion feature                                                       --      3,660,000

  CHANGES IN ASSETS AND LIABILITIES
     Decrease in accounts receivable                                                     --          4,155
     (Increase) in prepaid expenses and other assets                                 (7,625)        (7,396)
     Increase in deferred compensation                                              159,584        145,907
     Increase (decrease) in accounts payable and
       and accrued expenses                                                         118,309         92,818
                                                                                -----------    -----------
     Total adjustments                                                              703,025      4,107,765
                                                                                -----------    -----------
     NET CASH (USED IN) OPERATING ACTIVITIES                                       (294,520)      (290,507)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                                       40,000             --
    Proceeds from note payable - bank                                                    --         75,000
    Proceeds from notes payable - related parties, net                              151,069        107,984
    Proceeds from convertible debentures                                            150,000        300,000
    Payments of obligations under capital lease                                      (1,502)        (7,449)
                                                                                -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    339,567        475,535
                                                                                -----------    -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                        45,047        185,028

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                 452         20,884
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $    45,499    $   205,912
                                                                                ===========    ===========
CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $    35,716    $    51,476
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

    Common stock issued for consulting services                                 $   376,500    $   150,000
                                                                                ===========    ===========
    Beneficial conversion feature recorded for:
        Convertible debentures                                                  $        --    $    60,000
        Warrants on note payable                                                         --      3,600,000
                                                                                -----------    -----------
                                                                                $        --    $ 3,660,000
                                                                                ===========    ===========
    Reclassification of deferred compensation to note payable - related party   $   150,000    $        --
                                                                                ===========    ===========
    Liabilities assumed in reverse merger
      Convertible debentures - prior owner                                      $   625,000    $        --
                                                                                ===========    ===========
      Accounts payable                                                          $   150,000    $        --
                                                                                ===========    ===========

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

On May 19, 2005, Networth Technologies, Inc. (the "Company"), Solution Technology International, Inc. ("STI") and STI Acquisition Company Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquirer.

STI was incorporated in Delaware on April 27, 1993. STI is a software product company based in Frederick, Maryland offering an enterprise solution for the global insurance and reinsurance industry. STI has created complex reinsurance algorithms and methodologies to support automation of complex technical accounting methods and claims recovery processes. STI has also developed sophisticated expert underwriting methods and trend analysis tools that support the insurance and reinsurance industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

      PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

      USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short- term investments with an initial maturity of three months or less to be cash or cash equivalents.

The Company maintains cash and cash equivalents with a financial institution that periodically exceed the limit of insurability under Federal Deposit Insurance Corporation.

Identified Intangible Assets

Intellectual property assets represent technology and are amortized over the periods of benefit, ranging from two to ten years, generally on a straight-line basis.

Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are billed rather than when the fees are collected, and costs and expenses are recognized in the period they are incurred rather than when paid.

The Company is a software product company that has developed a software package to help insurance and reinsurance companies in their claims recovery process.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Revenue Recognition (Continued)

In 2002, the Company entered into an agreement with the Swiss Pool for Aviation Insurance ("SPL") and recorded revenue under this agreement for license and hosting services rendered. SPL consists of a pool of approximately 26 insurance and reinsurance companies. The Company determined the amount of revenue to recognize for these services in accordance with SAB Topic 13. The Company utilized the four criteria established in this bulletin (as detailed below). Hosting services are the services the Company provides the hosted website 24 hours a day 7 days a week. It includes the maintenance, Internet connectivity as well as the utility costs for the site.

Other sources of revenue such as professional services, training, maintenance, and support services are services that do not involve significant production, modification or customization of the Company's software as defined in SOP 97-2. These components do not constitute a significant amount of the revenue generated currently, and did not during the early years of the post technological feasibility period. These components are recognized as the services are performed based on the accrual method of accounting.

The Company accounts for the licensing of software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and
(iv) the ability to collect is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post-contract customer support
(PCS), the entire licensing fee is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support, is based on the average sales price of those elements, when sold separately, and is recognized ratably on a straight-line basis over the products life cycle. PCS revenue is recognized ratably over the contract period. The Company has not utilized the residual method due to the fact that the Company believes that VSOE exists for all undelivered and delivered elements of the arrangements they enter into. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of sales.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Revenue Recognition (Continued)

The Company's engagement with SPL was based on a requirements study performed by the Company in cooperation with SPL and some of its major member companies. The objective was to deploy a new Internet based support environment that could solve some well-known industry problems associated with managing reinsurance transactions and for SPL at the same time replace five fragmented and incompatible legacy systems previously used by SPL for technical and financial accounting. SPL agreed to become the charter client for this effort and awarded the Company the opportunity to build the SurSITE suite of modules for reinsurance in addition to a Quote Engine providing automated rating of tariff business and conditioning by an underwriter of non-tariff business. Like the reinsurance solution, design and deployment of the Quote Engine was based on Company specific domain knowledge and experience in building such complex business software. In contrast, the financial accounting module was primarily based on requirements offered by SPL.

The overall engagement included design, development and deployment of integrated software modules to support the following business processes: a) Reinsurance contract management (ceded, assumed and retroceded business); b) Technical accounting (ceded, assumed and retroceded business); c) Financial accounting; d) Direct business (applying, quoting, binding, issuing, renewing and managing); e) User Work Desks for each user group and business area; and f) Business and system administrative modules including certain utilities for data integration, security, etc.)

During the period March 15, 2002 to March 1, 2003, the Company and SPL adhered to progressive provisional functional test scenarios based on established and agreed test planes during the entire engagement period. Thus, each module underwent a multitude of planned provisional tests to validate that each function met the functional requirements as defined in the Requirements Study. A Final Acceptance Certificate concluded the iterative test cycle.

On March 18, 2003, SPL executed and delivered the Final Acceptance Certificate ("FAC") to the Company. The FAC included an attachment, addressing seven error messages perceived as potential system issues. During a subsequent analysis of the reported "errors", they were found to be user input errors and not systems errors. Hence, there were no outstanding issues since that date.

The combined license fee for the basic SurSITE suite of modules for insurance, reinsurance and finance was $2,000,000. SPL paid for actual development by the hour and was invoiced monthly during the development period subject to a maximum of $2,000,000, which constituted the agreed license fee for the systems as originally outlined in the Requirements Study.

In addition to the agreed license fee, SPL requested client specific modifications and added functionality to the original design representing an additional $1,600,000 in professional services for the Company. Furthermore, the Company and SPL agreed to extend the SurSITE environment to support additional reinsurance methods. The $700,000 development expense for this non-client specific addition was temporarily funded by SPL.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

Revenue Recognition (Continued)

During the July 10 to September 30, 2003 period, the Company provided professional services assisting SPL in transferring hosting and maintenance to European service providers for an additional amount of $715,000.

In the agreement with SPL, there are acceptance clauses and a warranty period. Following provisional acceptance of the final deliverables of the initial implementation of the system, and the benchmarks have been achieved, the entire system shall be deemed to be finally accepted by the client if the warranty period has expired and no warrant problem has been triggered, that has not been cured or is in process of cure; and the client has declared final acceptance of the system in a written document signed by an authorized officer of the client; or the client uses the system in a production environment, unless otherwise mutually agreed in writing. The warranty period is 45 days following the provisional acceptance of the final deliverables of the initial implementation of the system. No accrual has been recorded by the Company for 2005 and 2004, nor were any warranty claims made for these periods. The Company does not anticipate an accrual for the current year for the warranty.

The Company considered the provisions of SOP 97-2, paragraphs 72 and 73 in determining whether the SPL agreement is a funded software development arrangement. These provisions discuss software-development arrangements that are fully or partially funded by a party other than the vendor that is developing the software and the benefits associated with such funding such as reverse royalties, discounts on future purchases and nonexclusive sublicense arrangements. The Company has funded their development in their entirety and no such arrangements have existed. The Company reached technological feasibility on January 1, 2001 prior to the date the SPL agreement was entered into, and therefore the provisions of SFAS 68 do not apply, and since the agreement is not considered a funded-software development arrangement, the costs capitalized in connection with the software have not been credited or deferred as the SOP states.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended June 30, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

ADVERTISING COSTS

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the six months ended June 30, 2005 and 2004.

FIXED ASSETS

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

LOSS PER SHARE OF COMMON STOCK

Historical loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                                                          JUNE 30,        JUNE 30,
                                                            2005            2004
                                                        ------------   -------------
Net loss                                                $   (997,545)  $  (4,398,272)
                                                        ------------   -------------
Weighted-average common shares Outstanding (Basic)        17,452,638       7,500,000

Weighted-average common stock Equivalents
     Stock options                                                --              --
     Warrants                                                     --              --
                                                        ------------  --------------
Weighted-average common shares Outstanding (Diluted)      17,452,638       7,500,000
                                                        ============  ==============

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for June 30, 2005 and 2004 because inclusion would have been antidilutive.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

      STOCK-BASED COMPENSATION

      Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

      The company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

      The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

      In april 2002, the fasb issued sfas no. 145, rescission of fasb statements no. 4, 44 and 64, amendment of fasb statement no. 13, and technical corrections. This statement rescinds sfas no. 4, "reporting gains and losses from extinguishment of debt," and an amendment of that statement, sfas no. 44, "accounting for intangible assets of motor carriers," and sfas no. 64, "extinguishments of debt made to satisfy sinking-fund requirements". This statement amends sfas no. 13, "accounting for leases", to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

      Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In June  2003,  the  FASB  issued  SFAS No.  146,  "Accounting  for  Costs
      Associated with Exit or Disposal Activities". This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
      Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In january 2003, the fasb issued fasb interpretation no. 46 ("fin 46"), "consolidation of variable interest entities, an interpretation of arb no. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after january 31, 2003. for variable interest entities created or acquired prior to february 1, 2003, the provisions of fin 46 must be applied for the first interim or annual period beginning after june 15, 2003.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

            THE ADOPTION OF FIN 46 DID NOT HAVE A SIGNIFICANT IMPACT ON THE COMPANY' RESULTS OF OPERATIONS OR FINANCIAL POSITION.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

In November 2004, the FASB issued  Financial  Accounting  Standards No. 151 (FAS
151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - FIXED ASSETS
         ------------

         Property and equipment as of June 30, 2005 was as follows:

                                                 Estimated Useful
                                                                       June 30,
                                                  Lives (Years)          2005
                                                 -----------------     ---------
         Furniture and fixtures                         7              $  23,268
         Machinery and equipment                       3-7                80,016
         Leasehold improvements                         39                11,870
         Vehicles                                       5                 26,908
                                                                       ---------

                                                                         142,062
         Less: accumulated depreciation                                  111,696
                                                                       ---------
         Property and equipment, net                                   $  30,366
                                                                       =========

      There was $8,196 and $14,220 charged to operations for depreciation expense for the six months ended June 30, 2005 and 2004, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 4 - NOTES PAYABLE
         -------------

      The Company entered into an agreement with the Swiss Pool for Aviation Insurance ("SPL") whereby SPL advanced the Company under their Master SurSite Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in July 2004. Interest expense for the six months ended June 30, 2005 and 2004 were $9,375 and $11,950, respectively. The note payable balance due at June 30, 2005 was $750,000. (See Note 9).

NOTE 5 - NOTES PAYABLE - BANK
         --------------------

      The Company during 2005 and 2004 maintained a $200,000 Line of Credit with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5%. The balance at June 30, 2005 was $200,000. Interest for the six months ended June 30, 2005 and 2004 was $8,500 and $1,665, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 6 - NOTES PAYABLE - RELATED PARTIES
         -------------------------------

      The Company has notes payable due to the following related parties:

      Two unsecured $25,000 notes payable, a $10,000 note payable and a $20,000 note payable to a director of the organization, due June 2005, March 2005 and March 2005, respectively or upon obtaining an equity line of credit whichever is earlier, with interest payable at 8%, 10% and 10%, respectively. Interest expense for the six months ended June 30, 2005 and 2004 was $2,848 and $300, respectively.

      An unsecured fifty thousand-note payable to an officer of the Company, later in 2005 amended to amounts up to $100,000 due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5%. The balance outstanding at June 30, 2005 is $52,134. Interest expense for the six months ended June 30, 2005 and 2004 was $3,406 and $843, respectively.

      The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for 166,943, $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. Interest on the note accrues at 10%, and interest expense for the six months ended June 30, 2005 was $4,000. The parties agreed to extend the payment of the promissory note to January 31, 2006 and pay $21,250 by September 30, 2005.

      On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the six months ended June 30, 2005 was $453.

      On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $100,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the six months ended June 30, 2005 was $167.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 7 - REVOLVING PROMISSORY NOTE
         -------------------------

      The Company entered into a revolving promissory note agreement (the "Agreement") with Crosshill Georgetown Capital, L.P. ("Crosshill") on January 10, 2003. Pursuant to the Agreement, Crosshill loaned the Company $750,000 which matures upon the earlier of the Company closing on an equity raise of not less than $2,000,000 or July 10, 2003, which has been amended on various occasions through December 31, 2004. The note accrued interest at 12% annually. This note was converted to long-term debt on July 1, 2004. (See Note 9). The Company had $650,000 outstanding at June 30, 2005. Interest expense for the six months ended June 30, 2005 and 2004 was $91,980 and $87,792 due to added interest payments due to late payments made by the Company.

      The amounts are secured by a Loan and Security Agreement and an Intellectual Property Security Agreement. In addition, the Company issued 18,604,900 warrants to Crosshill for inducement to enter into the Agreement. In accordance with the third amendment which established March 31, 2004 as the new maturity date, these warrants increase 1,200,000 per month effective April 2004 through June 2004, should the Company fail to repay the note.

      Crosshill can purchase these warrants for $1 and other good and valuable consideration as defined in the Warrant Agreement. The warrants have an exercise price of $.05 and expire January 9, 2010. The Company also recorded a $3,600,000 charge to income due to the beneficial conversion feature on the warrants in the period ended June 30, 2004.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 8 - CONVERTIBLE DEBENTURES
         ----------------------

On June 28, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company.

On June 29, 2004, Cornell Capital Partners purchased $300,000 of convertible debentures and purchased $300,000 additional debentures on August 26, 2004. These debentures accrue interest at a rate of 5% per year. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at an agreed-upon conversion price. The assets of the Company in accordance with an Inter-creditor Agreement secure the debentures. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at an agreed-upon conversion price. Interest expense on the convertible debentures for the six months ended June 30, 2005 was $12,794. The Company also recorded a $60,000 charge to income due to the beneficial conversion feature on the debentures in the period ended June 30, 2004.

On May 2, 2005, the Company executed a term sheet in the amount of $850,000 with Montgomery Equity Partners, L.P. consisting of securities in the form of a promissory note convertible into shares of common stock. These proceeds replace the previous financing from Cornell Capital Partners, LP in the amount of $600,000 loaned to the Company in 2004 plus an additional $250,000 to be loaned to the Company.

The term of this agreement is for 15 months from the date of closing. Interest will accrue at 1% per month on the amount outstanding on the first day of each month on the new $250,000. As for the prior $600,000, interest will accrue at 1% per month for the first six months following the closing, and then the Company is to pay $36,000 on the first day after the six month period and on the first day of each month thereafter, the Company shall pay 1% interest through maturity.

Montgomery Equity Partners, L.P. will also be issued 2% of the fully diluted shares in the form of a warrant, at an exercise price of $.001.

On June 1, 2005, $150,000 of the $250,000 was funded to the Company.

The balance outstanding at June 30, 2005 is $750,000. Interest expense on the convertible debentures for the six months ended June 30, 2005 and 2004 was $16,500 and $0, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 9 - LONG-TERM DEBT
         --------------

      Long-term debt consists of the following:

                                                          June 30,     December 31,
                                                            2005           2004
                                                        ------------   -------------
      Installment note payable to SPL through
      September 2008,  principal payment of $50,000
      due quarterly commencing January 1, 2005 for 15
      quarters with an annual interest rate of 2.5%.
     (See Note 4).                                      $    750,000   $     750,000

      Installment  note payable to Crosshill due through
      April 2007,  principal payments of $65,000 payable
      quarterly commencing October 1, 2004, with interest
      at 7.5% due monthly.  (See Note 7).                    650,000         650,000
                                                        ------------   -------------
      Total debt                                           1,400,000       1,400,000
      Less current maturities                                755,000         460,000
                                                        ------------   -------------
      Long-term debt - net of current maturities        $    645,000   $     940,000
                                                        ============   =============

       The approximate aggregate amount of all long-term debt maturities for the next four years ending June 30, 2005 is as follows:

                      2006                              $    755,000
                      2007                                   395,000
                      2008                                   200,000
                      2009                                    50,000
                                                        ------------
                                                        $  1,400,000
                                                        ============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 10 - CONVERTIBLE DEBENTURES - PRIOR OWNERS
          -------------------------------------

On July 5, 2004, the Company entered into an agreement with Knightsbridge Capital ("Knightsbridge"), whereby Knightsbridge would help the Company obtain capital financing. Upon raising $500,000, Knightsbridge is entitled to common stock equal to 4.99% of the then fully diluted common stock outstanding. The agreement contains an anti-dilution clause which guarantees Knightsbridge cannot be diluted below this percentage for a period of six months from July 5, 2004. In February 2005, the Company issued Knightsbridge 639,891 shares of common stock value at $63,989. The value was included in discount on convertible debentures and is being amortized over the term of the debentures.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 11 - INTELLECTUAL PROPERTY
          ---------------------

      Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $48,061 and $48,061 for the six months ended June 30, 2005 and 2004, respectively.

      In accordance with SFAS No. 2, "Accounting for Research and Development Costs", SFAS No. 68, "Research and Development Arrangements", and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", technological feasibility for the product was established on January 1, 2001 with completion of the working model.

      All costs subsequent to this date have been capitalized. Management on an annual basis determines if there is further impairment on their intangible assets.

NOTE 12 - OBLIGATIONS UNDER CAPITAL LEASE
          -------------------------------

      The Company is the lessee of computer equipment and office equipment under capital leases expiring during 2006. The leases are collateralized by the equipment.

      Minimum lease payments under capital leases at June 30, 2005, are as follows:

                           2006                         $      3,247
                           2007                                  271
                                                        ------------
                                                               3,518

                  Less: amounts representing interest           (631)
                  Less: current portion                       (2,637)
                                                        ------------
                           Long-term portion            $        250
                                                        ============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 13 - OPERATING LEASE
          ---------------

      The Company has a facility lease for office space and equipment leases with various expiration dates through 2007. The office lease contains a four percent yearly escalation clause along with the Company paying taxes, insurance and utilities. Monthly payments for all leases range from $99 to $6,808 per month.

      Minimum lease payments under operating leases at June 30, 2005, are as follows:

                           2006                         $     72,910
                           2007                                6,195
                                                        ------------
                                                        $     79,105
                                                        ============

NOTE 14 - ACCRUED COMPENSATION
          --------------------

      The Company as of June 30, 2005 has accrued compensation to officers and employees in the amount of $385,096. These amounts are reflected as current liabilities.

NOTE 15 - STOCKHOLDERS' DEFICIT
          ---------------------

      PREFERRED STOCK

      On May 14, 2002, the Company's Board of Directors adopted a certificate for 1,000,000 shares (amended on April 17, 2003 to 2,000,000 shares) of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the "Certificate of Designation"). The Certificate of Designation designated 2,000,000 shares as "Class A Non-Voting, Convertible Preferred Stock" (the "Class A Preferred Stock"). The holder of shares of the Class A Preferred Stock will be entitled to all dividends declared by the Board of Directors at a rate per share 10 times that paid per share of common stock, and will be entitled to convert each share of Class A Preferred Stock for 10 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule
      144) is less than 5% of the Company's outstanding common stock so that the holder will not be deemed to have "control" within the meaning of Commission Rule 405.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 15 - STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------------------

PREFERRED STOCK (CONTINUED)

The Certificate of Designation further provides: (1) for liquidation rights that treat one share of Class A Preferred Stock as if it were 1000 shares of common stock in the event of the liquidation, dissolution or winding up of the Company;
(2) that the Class A Preferred Stock will have no voting rights; and (3) that no holder of Class A Preferred Stock may serve as an officer or director of the Company, or serve in any capacity with the Company that would render such person a "control person" within the meaning of the Securities Exchange Act.

The Company at June 30, 2005 has 1,315,831 of the Class A Preferred Shares issued and outstanding. Of these shares, 50,000 were converted to common stock on July 18, 2005.

COMMON STOCK

As of June 30, 2005, the Company has 65,000,000 shares of common stock authorized and 20,997,616 shares issued and outstanding. The par value of the common stock is $.10.

During the six months ended June 30, 2005, the Company issued:

907,000 shares of common stock in conversion of 90,700 Class A Preferred Shares.

638,891 shares of common stock to Knightsbridge as noted in Note 10 under the convertible debenture agreement.

450,000 shares of common stock for services rendered valued at $45,000.

5,062,450 shares of common stock valued at $694,495 (ranging from $.05 per share to $.10 per share) for director fees.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 15 - STOCKHOLDERS' DEFICIT (CONTINUED)
          ---------------------------------

Options and Warrants

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the black-scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2005 and 2004; no annual dividends, volatility of 260%, risk-free interest rate of 2.50%, and expected life of 2 years.

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                         Six Months Ended June 30,
                                                        ----------------------------
                                                            2005           2004
                                                        ------------   -------------
         Net loss:
           As reported                                     ($997,545)    ($4,398,272)
           Total stock-based employee compensation
            expense determined under fair value based
            method for all awards, net of related tax
            effects                                               (0)       (469,532)
                                                        ------------   -------------
                                                           ($621,045)    ($4,867,804)
         Net loss per share:
            As reported:
               Basic                                          ($0.06)         ($0.59)
               Diluted                                        ($0.06)         ($0.59)
            Pro forma:
               Basic                                          ($0.06)         ($0.65)
               Diluted                                        ($0.06)         ($0.65)

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 16 - PROVISION FOR INCOME TAXES
          --------------------------

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2005, deferred tax assets consist of the following:

                                                          June 30,
                                                            2005
                                                        ------------
Net operating losses                                    $  3,098,454
Amortization of intangible assets
                                                             (16,020)
                                                        ------------
                                                           3,082,434

Valuation allowance                                       (3,082,434)
                                                        ------------
                                                        $         --
                                                        ============

At june 30, 2005, the company had deficits accumulated in the approximate amount of $9,389,256, available to offset future taxable income through 2025. The company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 17 - GOING CONCERN
          -------------

As shown in the accompanying condensed consolidated financial statements the Company has sustained net operating losses for the six months ended June 30, 2005 and years ended December 31, 2004 and 2003. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations which raises substantial doubt about the ability of the Company to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts. The Company is in the process of filing a registration statement with the Securities and Exchange Commission in order to raise 12 million dollars to enable the Company to expand and carry out its business plan and has just merged with a publicly traded company and thus should generate liquidity.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 18 - LITIGATION
          ----------

During 2005, the Company received notice of a lawsuit initiated against the Company by Sacks, Sax, Klein in the County Court of Palm Beach County, Florida in connection with legal services alleged to be provided to a predecessor company of the Company's former subsidiary for an asset purchase. The Plaintiff is claiming damages of $11,039.80 and warrants for 3% of the Company's common stock. No settlement has been reached. The litigation is active.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-QSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

OVERVIEW

      We merged with Solution Technology International, Inc. ("STI" or the "Company") on May 19, 2005 in a transaction that for accounting purposes is treated as a reverse merger by the accounting acquirer, STI. STI designs, develops, markets and supports a web-based, multi-language, multi-currency software solution ("SurSITE(R)") used by insurance and reinsurance companies to facilitate and support their most critical back-office business processes. The Company's reinsurance application is proprietary software for reinsurance management of complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from ceded and assumed to retroceded business.

      The Company's initial multi-million dollar deployment and charter client, won in competition against Computer Science Corporation, is an insurance and reinsurance consortium based in Zurich, Switzerland consisting of 26 well-known member companies, including, among others, Allianz, Partner Re, Swiss Re, Winterthur Insurance Company and Zurich Insurance Group. The member companies are using STI's software platform to produce direct insurance business and manage the reinsurance transactions of the produced direct insurance business.

CRITICAL ACCOUNTING POLICIES

Identified Intangible Assets

Intellectual property assets represent technology and are amortized over the periods of benefit, ranging from two to ten years, generally on a straight-line basis.

Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of its identifiable intangible assets by comparing the projected discounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are billed rather than when the fees are collected, and costs and expenses are recognized in the period they are incurred rather than when paid.

The Company is a software product company that has developed a software package to help insurance and reinsurance companies in their claims recovery process.

In 2002, the Company entered into an agreement with the Swiss Pool for Aviation Insurance ("SPL") and recorded revenue under this agreement for license and hosting services rendered. SPL consists of a pool of approximately 26 insurance and reinsurance companies. The Company determined the amount of revenue to recognize for these services in accordance with SAB Topic 13. The Company utilized the four criteria established in this bulletin (as detailed below). Hosting services are the services the Company provides the hosted website 24 hours a day 7 days a week. It includes the maintenance, Internet connectivity as well as the utility costs for the site.

Other sources of revenue such as professional services, training, maintenance, and support services are services that do not involve significant production, modification or customization of the Company's software as defined in SOP 97-2. These components do not constitute a significant amount of the revenue generated currently, and did not during the early years of the post technological feasibility period. These components are recognized as the services are performed based on the accrual method of accounting.

The Company accounts for the licensing of software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and
(iv) the ability to collect is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post-contract customer support
(PCS), the entire licensing fee is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support, is based on the average sales price of those elements, when sold separately, and is recognized ratably on a straight-line basis over the products life cycle. PCS revenue is recognized ratably over the contract period. The Company has not utilized the residual method due to the fact that the Company believes that VSOE exists for all undelivered and delivered elements of the arrangements they enter into. Shipping charges billed to customers are included in revenue and the related shipping costs are included in cost of sales.

The Company's engagement with SPL was based on a requirements study performed by the Company in cooperation with SPL and some of its major member companies. The objective was to deploy a new Internet based support environment that could solve some well-known industry problems associated with managing reinsurance transactions and for SPL at the same time replace five fragmented and incompatible legacy systems previously used by SPL for technical and financial accounting. SPL agreed to become the charter client for this effort and awarded the Company the opportunity to build the SurSITE suite of modules for reinsurance in addition to a Quote Engine providing automated rating of tariff business and conditioning by an underwriter of non-tariff business. Like the reinsurance solution, design and deployment of the Quote Engine was based on Company specific domain knowledge and experience in building such complex business software. In contrast, the financial accounting module was primarily based on requirements offered by SPL.

The overall engagement included design, development and deployment of integrated software modules to support the following business processes: a) Reinsurance contract management (ceded, assumed and retroceded business); b) Technical accounting (ceded, assumed and retroceded business); c) Financial accounting; d) Direct business (applying, quoting, binding, issuing, renewing and managing); e) User Work Desks for each user group and business area; and f) Business and system administrative modules including certain utilities for data integration, security, etc.)

During the period March 15, 2002 to March 1, 2003, the Company and SPL adhered to progressive provisional functional test scenarios based on established and agreed test planes during the entire engagement period. Thus, each module underwent a multitude of planned provisional tests to validate that each function met the functional requirements as defined in the Requirements Study. A Final Acceptance Certificate concluded the iterative test cycle.

On March 18, 2003, SPL executed and delivered the Final Acceptance Certificate ("FAC") to the Company. The FAC included an attachment, addressing seven error messages perceived as potential system issues. During a subsequent analysis of the reported "errors", they were found to be user input errors and not systems errors. Hence, there were no outstanding issues since that date.

The combined license fee for the basic SurSITE suite of modules for insurance, reinsurance and finance was $2,000,000. SPL paid for actual development by the hour and was invoiced monthly during the development period subject to a maximum of $2,000,000, which constituted the agreed license fee for the systems as originally outlined in the Requirements Study.

In addition to the agreed license fee, SPL requested client specific modifications and added functionality to the original design representing an additional $1,600,000 in professional services for the Company. Furthermore, the Company and SPL agreed to extend the SurSITE environment to support additional reinsurance methods. The $700,000 development expense for this non-client specific addition was temporarily funded by SPL.

During the July 10 to September 30, 2003 period, the Company provided professional services assisting SPL in transferring hosting and maintenance to European service providers for an additional amount of $715,000.

In the agreement with SPL, there are acceptance clauses and a warranty period. Following provisional acceptance of the final deliverables of the initial implementation of the system, and the benchmarks have been achieved, the entire system shall be deemed to be finally accepted by the client if the warranty period has expired and no warrant problem has been triggered, that has not been cured or is in process of cure; and the client has declared final acceptance of the system in a written document signed by an authorized officer of the client; or the client uses the system in a production environment, unless otherwise mutually agreed in writing. The warranty period is 45 days following the provisional acceptance of the final deliverables of the initial implementation of the system. No accrual has been recorded by the Company for 2005 and 2004, nor were any warranty claims made for these periods. The Company does not anticipate an accrual for the current year for the warranty.

The Company considered the provisions of SOP 97-2, paragraphs 72 and 73 in determining whether the SPL agreement is a funded software development arrangement. These provisions discuss software-development arrangements that are fully or partially funded by a party other than the vendor that is developing the software and the benefits associated with such funding such as reverse royalties, discounts on future purchases and nonexclusive sublicense arrangements. The Company has funded their development in their entirety and no such arrangements have existed. The Company reached technological feasibility on January 1, 2001 prior to the date the SPL agreement was entered into, and therefore the provisions of SFAS 68 do not apply, and since the agreement is not considered a funded-software development arrangement, the costs capitalized in connection with the software have not been credited or deferred as the SOP states.

      STOCK-BASED COMPENSATION

      Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

      The company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

      The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

      RECENT ACCOUNTING PRONOUNCEMENTS

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

      In april 2002, the fasb issued sfas no. 145, rescission of fasb statements no. 4, 44 and 64, amendment of fasb statement no. 13, and technical corrections. This statement rescinds sfas no. 4, "reporting gains and losses from extinguishment of debt," and an amendment of that statement, sfas no. 44, "accounting for intangible assets of motor carriers," and sfas no. 64, "extinguishments of debt made to satisfy sinking-fund requirements". This statement amends sfas no. 13, "accounting for leases", to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

      Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

      In June  2003,  the  FASB  issued  SFAS No.  146,  "Accounting  for  Costs
      Associated with Exit or Disposal Activities". This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative
      Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In january 2003, the fasb issued fasb interpretation no. 46 ("fin 46"), "consolidation of variable interest entities, an interpretation of arb no. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after january 31, 2003. for variable interest entities created or acquired prior to february 1, 2003, the provisions of fin 46 must be applied for the first interim or annual period beginning after june 15, 2003.

            THE ADOPTION OF FIN 46 DID NOT HAVE A SIGNIFICANT IMPACT ON THE COMPANY' RESULTS OF OPERATIONS OR FINANCIAL POSITION.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

In November 2004, the FASB issued  Financial  Accounting  Standards No. 151 (FAS
151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

      Revenues for 2005 were $0 as compared to $6,900 for 2004. The revenues generated in 2004 were from consulting fees earned on a contract that STI had which was non-recurring in nature.

      Cost of revenue for 2005 was $56,061 compared to $52,374 for 2004. The increase in cost of revenue is due to a development agreement in 2005 that was not present in 2004.

      Operating expenses for 2005 were $868,577 as compared to $632,318 in 2004, an increase of $236,259 due in large part to the expense associated with the issuance of common stock for services in 2005. Additionally, STI incurred a substantial amount of professional fees in 2005 to complete the reverse merger.

      Other income (expense) was $(72,907) for 2005 compared to $(3,720,480) for 2004. In 2004, STI recorded a beneficial conversion feature of $3,660,000 for certain warrants issued by them convertible into common stock of the Company.

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

      Revenues for 2005 were $0 as compared to $6,900 for 2004. The revenues generated in 2004 were from consulting fees earned on a contract that STI had which was non-recurring in nature.

      Cost of revenue for 2005 was $32,030 compared to $28,343 for 2004. The increase in cost of revenue is due to a development agreement in 2005 that was not present in 2004.

      Operating expenses for 2005 were $691,559 as compared to $461,403 in 2004, an increase of $230,156 due in large part to the expense associated with the issuance of common stock for services in 2005. Additionally, STI incurred a substantial amount of professional fees in 2005 to complete the reverse merger.

      Other income (expense) was $(54,787) for 2005 compared to $(3,693,265) for 2004. In 2004, STI recorded a beneficial conversion feature of $3,660,000 for certain warrants issued by them convertible into common stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, the Company had a net working capital deficit of $3,577,172. The working capital deficit was mainly due to the convertible debentures the Company has of $1,375,000, other notes payable of $1,356,069 and accounts payable and accrued expenses of $896,590 which includes deferred compensation of $385,096. The Company believes that a majority of these liabilities can be either converted to equity securities or paid with proceeds from the Standby Equity Distribution Agreement ("SEDA"). Please refer to "Item
5. Other Information" for additional details on the SEDA.

      The Company used $294,520 in operating activities in 2005 mostly due to the operating loss of $997,545 for the six months ended 2005, compared to using $290,507 in 2004 and a net loss of $4,398,272 for the six months ended June 30, 2004. Changes in operating assets and liabilities were fairly consistent period to period. The main variance from the two periods was the beneficial feature conversion of $3,660,000 recorded in 2004.

      The Company had net cash provided by financing activities of $339,567 in 2005 compared to $475,535 in 2004. This change was attributable to the Company borrowing $150,000 from convertible debentures in 2004.

      In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2005 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company and their legal counsel are in process of updating their capital structure to enable them to sufficiently account for the potential dilutable common shares based on all of the agreements entered into. The Company anticipates that these capital changes will occur within the fourth quarter of their fiscal year.

ITEM 3:  CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing matters to an independent representative of the Company's Audit Committee. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective.

      There was no change in our internal control over financial reporting during 2005 from 2004 that was materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CODE OF ETHICS

      The Company implemented a Code of Ethics by which directors, officers and employees commit and undertake to personal and corporate growth, dedicate themselves to excellence, integrity and responsiveness to the marketplace, and work together to enhance the value of the Company for the shareholders, vendors, and customers.

TRADING POLICY

      The Company implemented a Trading Policy whereby if a director, officer or employee has material non-public information relating to the Company, neither that person nor any related person may buy or sell securities of the Company or engage in any other action to take advantage of, or pass on to others, that information. Additionally, insiders may purchase or sell Company securities if such purchase or sale is made within 30 days after an earnings or special announcement to include the 10-KSB, 10-QSB and 8-K in order to insure that investors have available the same information necessary to make investment decisions as insiders.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Sachs Sax Klein v. NetWorth Technologies, Inc. (Palm Beach County, Florida, filed March 28, 2005). The amount in controversy is $11,039.80, representing the balance owed to plaintiff for legal services performed by plaintiff for the predecessor of its former subsidiary, NetWorth Systems, and the value of a warrant for 3% of the Company's Common Stock. No answer has been filed by NetWorth Technologies and no action has been taken by the plaintiff to seek a default judgment. The plaintiff initially expressed interest in a settlement based on issuances of the Company's Common Stock but we have not had further discussions since those initial discussions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      NetWorth received a total of $625,000 under secured convertible debentures issued to Montgomery Equity Partners, Ltd. ("Montgomery") and Advantage Capital Development Corp. ("Advantage"), companies affiliated with Cornell Capital Partners, LP to the Company's knowledge, that are convertible into shares of our Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures matured in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company's assets. The Company is in default under the terms of the convertible debentures. Accordingly, Montgomery and Advantage have the right to accelerate all payments owed of principal and interest or they can convert the amounts owed into shares of our Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our stockholders for their approval during the quarter ended June 30, 2005.

ITEM 5.  OTHER INFORMATION

      STI entered into a standby equity distribution agreement with Cornell Capital on June 29, 2004. Under the standby equity distribution agreement, STI may, at its discretion, periodically sell to Cornell Capital shares of Common Stock for a total purchase price of up to $12,000,000. For each share of Common Stock sold to Cornell Capital under the standby equity distribution agreement, Cornell Capital will pay 97% of the lowest volume weighted average price of the Common Stock as quoted on the Pink Sheets or on the Over-the-Counter Bulletin Board or other principal market on which the Common Stock is traded for the five days immediately following the date on which STI notifies Cornell Capital of its intention to sell shares of Common Stock to Cornell Capital under the standby equity distribution agreement. In addition, under the standby equity distribution agreement, (1) STI cannot sell more than $350,000 of Common Stock to Cornell Capital in any five trading-day period, (2) Cornell Capital will also receive a 5% commission on each sale of shares of Common Stock made to Cornell Capital under the agreement and (3) STI is obligated to register for public resale the shares of Common Stock sold to Cornell Capital under the agreement, and Cornell Capital is not obligated to purchase any shares of Common Stock under the agreement until such shares are so registered. The standby equity distribution agreement will terminate on the earlier to occur of (1) the date on which Cornell Capital has made purchases of Common Stock under the standby equity distribution agreement equal to an aggregate of $12,000,000 and (2) the second anniversary of the date on which a registration statement registering shares of Common Stock for resale by Cornell Capital under the standby equity distribution agreement is first declared effective.

      Cornell Capital received, as additional consideration for entering into the standby equity distribution agreement, a $60,000 structuring fee.

      STI executed two secured convertible debentures with Cornell Capital in the principal amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively. All principal and accrued interest under the secured convertible debentures are payable at STI's election on the third year anniversary or June 29, 2007 or may be converted by Cornell Capital at its election at a conversion price equal to the lesser of (i) an amount equal to 110% of the initial bid price of our Common Stock submitted on Form 211 by a registered market maker to and approved by the NASD or (ii) an amount equal to 80% of the lowest closing bid price of our Common Stock as quoted by Bloomberg, LP for the five trading days immediately preceding the conversion date. STI has the right to redeem a portion or all the outstanding principal at a price of 120% of the amount redeemed plus accrued interest. If STI exercises its right of redemption it must issue a warrant to Cornell Capital to purchase 50,000 shares of our Common Stock for every $100,000 redeemed. STI must register any shares of our Common Stock received by Cornell Capital through conversion or under the warrant should STI exercise its right of redemption.

      STI entered into a convertible debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004. Terms of the convertible debenture are the same as the secured convertible debentures described above.

      STI entered into a securities purchase agreement dated June 29, 2004 with Cornell Capital in connection with the purchase and sale of the secured convertible debentures described above. STI agreed to use the proceeds from the sale of the secured convertible debentures for general corporate and working capital purposes and to register the shares of our Common Stock should Cornell Capital exercise its rights of conversion under the secured convertible debentures. STI agreed that so long as the convertible secured debentures are outstanding it shall not, without the prior consent of Cornell Capital, issue or sell shares of our Common Stock or Preferred Stock (i) without consideration or for a consideration per share less than the bid price of our Common Stock determined immediately prior to its issuance, (ii) any warrant, option, right, contract, call or other security instrument granting the holder the right to acquire our Common Stock without consideration or for a consideration less than our Common Stock bid price value determined immediately prior to its issuance,
(iii) enter into any security instrument granting the holder a security interest in and all assets of STI or (iv) file any registration statement on Form S-8. Cornell Capital received as additional compensation a $60,000 structuring fee in connection with the issuance of the convertible secured debentures.

      In accordance with the requirements of the securities purchase agreement, STI entered into a number of agreements. It entered into an investor registration rights agreement dated June 29, 2004 with Cornell Capital under which it agreed to register Cornell Capital's shares that it would receive under the convertible debentures or under the warrant should STI exercise its right of redemption.

      STI also entered into a placement agent agreement with Newbridge Securities Corporation on June 29, 2004. Newbridge Securities Corporation agreed to act as STI's exclusive placement agent in connection with the standby equity distribution agreement. In return, Newbridge Securities Corporation received a placement agent fee of $10,000 payable by issuance of shares of our Common Stock determined by dividing $10,000 by the volume rated average price of our Common Stock on the fifth trading day of our Common Stock. Newbridge Securities Corporation also is entitled to piggy-back registration rights for shares of our Common Stock received as compensation under the placement agent agreement.

      STI entered into a security agreement with Cornell Capital dated June 29, 2004 under which it pledged all property subject to a preexisting lien in favor of Crosshill Georgetown Capital, L.P., in the principal amount of $750,000.

      STI entered into a registration rights agreement with Cornell Capital dated June 29, 2004 under which it agreed to register for sale under the Securities Act of 1933, as amended, those shares to be issued to Cornell Capital under the standby equity distribution agreement.

      STI entered into two escrow agreements dated June 29, 2004 with Cornell Capital and Butler & Gonzalez, LLP, as escrow agent in connection with the standby equity distribution agreement and the secured convertible debentures. The escrow agreements established the procedures for issuance of the funds to Cornell from the secured convertible debentures and the standby equity distribution agreement and the payment of our Common Stock to the escrow agent in payment for cash received from Cornell Capital.

      STI entered into an irrevocable transfer agent instructions agreement dated June 29, 2004 among our transfer agent, SunTrust Bank, Cornell Capital and David Gonzales, Esq., as escrow agent. Under the terms of the irrevocable transfer agent instructions, SunTrust Bank is required to issue our shares of Common Stock to Cornell Capital upon receiving a duly executed conversion notice described in the irrevocable transfer instructions. STI confirmed under the terms of the irrevocable transfer agent instructions that the conversion shares shall be freely transferable on its books and records and not bear any legend restricting transfer. The transfer agent has agreed to reserve for issuance to Cornell Capital sufficient shares of Common Stock should Cornell Capital elect to convert any of STI's obligations under the convertible debenture into shares of our Common Stock.

      STI entered into a business development agreement dated June 29, 2004 with Mobilepro Corp. under which Mobilepro agreed to provide certain business development services to STI. STI issued 5,121,855 shares of its Common Stock to Mobilepro Corp. under the terms of this agreement.

      On June 29, 2004 STI entered into a registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement STI is obligated to register on Form SB-2 or any other applicable form the shares of our Common Stock issuable to Cornell Capital upon conversion of the convertible debenture. STI will pay all expenses in connection with such registration. STI is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, to allow Cornell Capital to take advantage of Rule 144 under the Securities Act of 1933, as amended.

      STI entered into a security agreement dated June 29, 2004 with Cornell Capital. Under the terms of the security agreement, STI provided a blanket lien to Cornell Capital to secure its obligations under the secured convertible debentures. Under the terms of the security agreement STI is not allowed to permit any debts or liens against our property other than the lien previously granted by STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between STI and Crosshill Georgetown Capital.

      STI issued a convertible debenture in the amount of $150,000 to Cornell Capital on June 6, 2005. The Company has the option to make all principal and accrued interest payments on the third anniversary of the convertible debenture or converted into shares of our Common Stock provided that Montgomery cannot beneficially own more than 4.99% of our outstanding shares of Common Stock. Interest accrues at 12% per annum. We have an option to redeem a portion or all amounts outstanding under the convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to 90% of the average closing bid prices of our common stock for five days trading immediately prior to the date we file a registration statement pursuant to the amended and restated investor registration rights agreement. In the event we do not have enough shares of Common Stock authorized or listed or quoted on the OTCBB or we cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of our shares of Common Stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of our Common Stock if it would beneficially own in excess of 4.9% of our issued and outstanding shares of our Common Stock at the time of such conversion, such determination to be made by Cornell Capital.

      Under the terms of the convertible debenture so long as any principal amount or interest is owed, we cannot, without the prior consent of Cornell Capital (i) issue or sell any Common or Preferred Stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire our shares of Common Stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of our assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due and if our shares of Common Stock cease to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five trading days of such listing. Following an event of default, and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to our shares of Common Stock having conversion price of $.01 per share

      STI entered into an amended and restated settlement and general release agreement dated September 6, 2005 with a former employee, Urban Jonson, the son of STI's President, Dan Jonson, under which STI entered into a confessed judgment promissory note dated August 29, 2005 in the amount of $150,000 to be paid in one lump sum with interest at 18% per annum and due January 31, 2006. STI also agreed to pay Urban Jonson $6,250 in accrued interest through August 22, 2005 and a late payment fee of $15,000 for a total of $21,250 by September 30, 2005.

      STI, Crosshill Georgetown Capital, L.P. and Cornell Capital entered into an Intercreditor Agreement on June 28, 2004. STI had previously entered into a loan agreement for $750,000 with Crosshill. The Intercreditor Agreement was required to allow STI to grant Cornell Capital a security interest in all STI's assets under the terms of its convertible debenture with Cornell Capital. Cornell Capital and Crosshill agreed to each hold a security interest and lien against the assets of STI on a pro rata basis and to provide notice to each other in the event there was an event of default as defined under the respective loan documents that STI had with Crosshill and Cornell Capital. Cornell Capital and Crosshill agreed to share pro rata any STI property these lenders sold in the event of a default by STI under either loan document.

      The Company is discussing with Delaware counsel the issue of its capital structure and expects to implement a plan within the next several weeks to increase the authorized shares and amend its certificate of incorporation also to eliminate certain provisions that grant authority to the Board of Directors to take certain actions without shareholder approval that are not in compliance with Delaware corporate law. The Company is addressing the validity of the reverse split that reduced the authorized shares and not just the outstanding shares, precluding STI shareholders from receiving the 90% ownership of NetWorth Systems as required under the Agreement and Plan of Merger dated May 19, 2005. At the time of the merger with STI, the Company's Board of Directors and transfer agent believed that the Company's certificate of incorporation had 650 million shares authorized and that the 1 for 10 reverse split in May 2005 applied only to its issued and outstanding shares of Common Stock and not also its authorized shares of Common Stock.

ITEM 6.  EXHIBITS

         Exhibits:

         10.1 Standby Equity Distribution Agreement dated June 29, 2004 between Cornell Capital and STI (filed herewith).

         10.2 Securities Purchase Agreement dated June 29, 2004 between Cornell Capital and STI (filed herewith).

         10.3 Business Development Agreement dated June 29, 2004 between Mobilepro Corp. and STI (filed herewith).

         10.4 Secured Convertible Debenture dated June 29, 2004 between STI and Cornell Capital (filed herewith).

         10.5 Convertible Debenture dated June 29, 2004 between STI and Cornell Capital (filed herewith).

         10.6 Registration Rights Agreement dated June 29, 2004 between STI and Cornell Capital (filed herewith).

         10.7 Security Agreement dated June 29, 2004 between STI and Cornell Capital (filed herewith).

         10.8 Escrow Agreement dated June 29, 2004 among STI, Cornell Capital and Butler Gonzalez, LLP (filed herewith).

         10.9 Irrevocable Transfer Agent Instructions dated June 29, 2004 among SunTrust Bank, STI, Cornell Capital and David Gonzalez, Esq. (filed herewith).

         10.10 Investor Registration Rights Agreement dated June 29, 2004 between STI and Cornell Capital (filed herewith).

         10.11 Convertible Secured Debenture dated June 6, 2005 between STI and Montgomery (filed herewith).

         10.12    Placement  Agent  Agreement  dated  June 29,  2004  among STI,
                  Newbridge Securities Corporation and Cornell Capital (filed herewith).

         10.13 Escrow Agreement dated June 29, 2004 among STI, Cornell Capital and Butler Gonzalez, LLP (filed herewith).

         10.14 Amended and Restated Mutual Settlement and General Release Agreement dated September 6, 2005 between STI and Urban Jonson (filed herewith).

         10.15    Amended and Restated Confessed Judgment  Promissory Note dated
                  September  6,  2005  between  STI  and  Urban  Jonson   (filed
                  herewith).

         10.16 Intercreditor Agreement dated June 28, 2004 among STI, Cornell Capital and Crosshill Georgetown Capital (filed herewith).

         10.17 Revolving Promissory Note Agreement dated January 10, 2003 between STI and Crosshill Georgetown Capital (filed herewith).

         10.18 Loan and Security Agreement dated January 10, 2003 between STI and Crosshill Georgetown Capital (filed herewith).

         10.19 Third Amendment to Loan and Security Agreement dated December 22, 2003 between STI and Crosshill Georgetown Capital (filed herewith).

         10.20 Replacement Warrant to Purchase Stock dated December 22, 2003 between STI and Crosshill Georgetown Capital (filed herewith).

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1*    Certification   of  Chief  Executive   Officer  and  Principal
                  Financial   Officer   Pursuant   to   Section   906   of   the
                  Sarbanes-Oxley Act.

----------
* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the
      Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  NETWORTH TECHNOLOGIES, INC.


Date:    September 16, 2005                       By: /s/ Anthony Q. Joffe
                                                     ---------------------------
                                                     Anthony Q. Joffe
                                                     Chief Executive Officer and
                                                     Chief Financial Officer