Form 10QSB
period 2005-09-30
NETWORTH TECHNOLOGIES, INC.
filed 2005-11-14
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2005

                         Commission File Number 0-27842

                           NETWORTH TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)

                        DELAWARE                                54-1778587
             ------------------------------                 -------------------
             (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)

6499 NW 9th Avenue, Suite 304, Fort Lauderdale, Florida            33309
-------------------------------------------------------       --------------
        (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code         (954) 670-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005, the Company had outstanding 33,501,716 shares of its common stock, $0.10 par value share.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----

PART I

ITEM 1.    FINANCIAL STATEMENTS                                              F-1
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              F-5
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALSYSIS OR PLAN OF OPERATIONS         1
ITEM 3     CONTROLS AND PROCEDURES                                             3

PART II

ITEM 1.    LEGAL PROCEEDINGS                                                   4
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         5
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                __
ITEM 5.    OTHER INFORMATION                                                  __
ITEM 6.    EXHIBITS                                                           __

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)

Condensed Consolidated Statements of Operations for the Nine Months and
        Three Months Ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                          $ 17,288
                                                                        --------

     Total Current Assets                                                 17,288
                                                                        --------

     Fixed assets, net of depreciation                                    26,268
                                                                        --------

Other Assets:
     Intangible assets, net                                              504,645
     Security deposits                                                     7,065
                                                                        --------

     Total Other Assets                                                  511,710
                                                                        --------

TOTAL ASSETS                                                            $555,266
                                                                        ========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
     Current portion of notes payable                                    $   870,000
     Notes payable - bank                                                    216,500
     Notes payable - related parties                                         419,160
     Convertible debentures                                                  750,000
     Convertible debentures - prior owners                                   625,000
     Current portion of obligations under capital lease                        2,337
     Deferred compensation                                                   564,696
     Accounts payable and accrued expenses                                   795,792
                                                                         -----------

        Total Current Liabilities                                          4,243,485
                                                                         -----------

Long-term Liabilities:
     Notes payable, net of current portion                                   530,000
                                                                         -----------

        Total Long-term Liabilities                                          530,000
                                                                         -----------

        Total Liabilities                                                  4,773,485
                                                                         -----------

STOCKHOLDERS' (DEFICIT)
     Preferred stock, $.001 Par Value; 8,000,000 shares authorized
        And 0 shares issued and outstanding                                       --
     Class A Preferred stock, $.001 Par Value; 2,000,000 shares
        authorized and 1,265,831 shares issued and outstanding                 1,266
     Common stock, $.10 Par Value; 65,000,000 shares authorized
        and 30,991,616 shares issued and 30,803,645 shares outstanding     3,099,172
     Treasury stock, 187,971 shares, at cost                                 (18,797)
     Additional paid-in capital                                            2,651,300
     Accumulated deficit                                                  (9,951,160)
                                                                         -----------

        Total Stockholders' (Deficit)                                     (4,218,219)
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                            $   555,266
                                                                         ===========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDESNSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                    SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                          NINE MONTHS                     THREE MONTHS
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
OPERATING REVENUES
     Sales                                       $      5,000    $      6,900    $      5,000    $         --
                                                 ------------    ------------    ------------    ------------

COST OF SALES
     Development costs                                  8,000           4,313              --              --
     Amortization of intangible assets                 72,092          72,092          24,031          24,031
                                                 ------------    ------------    ------------    ------------
         Total Cost of Sales                           80,092          76,405          24,031          24,031
                                                 ------------    ------------    ------------    ------------

GROSS (LOSS)                                          (75,092)        (69,505)        (19,031)        (24,031)
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Compensation expense                             454,143         302,374         183,100         102,506
     Professional and consulting fees                 699,993         335,830         227,559          83,719
     Financing and commitment fees                     20,000          60,000              --              --
     Rent expense                                      68,623          75,287          22,874          29,583
     Other general and administrative expenses         73,153          85,675          21,998          25,260
     Depreciation and amortization                     12,294          15,844           4,098           1,624
                                                 ------------    ------------    ------------    ------------
         Total Operating Expenses                   1,328,206         875,010         459,629         242,692
                                                 ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                 (1,403,298)       (944,515)       (478,660)       (266,723)

OTHER INCOME (EXPENSE)
     Beneficial conversion feature                         --      (3,660,000)             --              --
     Interest income                                       19             158              17             131
     Interest expense                                (156,170)       (103,885)        (60,171)        (43,378)
                                                 ------------    ------------    ------------    ------------
         Total Other Income (Expense)                (156,151)     (3,763,727)        (60,154)        (43,247)
                                                 ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (1,559,449)     (4,708,242)       (538,814)       (309,970)
Provision for Income Taxes                                 --              --              --              --
                                                 ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (1,559,449)   $ (4,708,242)   $   (538,814)   $   (309,970)
                                                 ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES            $      (0.07)   $      (0.11)   $      (0.02)   $      (0.01)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             21,474,555      42,095,367      29,557,766      45,775,000
                                                 ============    ============    ============    ============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                             2005           2004
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(1,559,449)   $(4,708,242)
                                                         -----------    -----------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                            84,386         87,936
     Common stock issued for consulting services             376,500        150,000
     Beneficial conversion feature                                --      3,660,000

  Changes in assets and liabilities
     Decrease in accounts receivable                              --         11,055
     (Increase) in prepaid expenses and other assets              --             --
     Increase in deferred compensation                       339,184        (11,000)
     Increase (decrease) in accounts payable and
       and accrued expenses                                  402,608        198,918
                                                         -----------    -----------
     Total adjustments                                     1,202,678      4,096,909
                                                         -----------    -----------

     Net cash (used in) operating activities                (356,771)      (611,333)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                40,000             --
    Proceeds from note payable - bank                         16,500         75,000
    Payments of notes payable                                     --       (145,000)
    Proceeds from notes payable - related parties, net       169,160        100,000
    Proceeds from convertible debentures                     150,000        600,000
    Payments of obligations under capital lease               (2,053)        (7,811)
                                                         -----------    -----------

       Net cash provided by financing activities             373,607        622,189
                                                         -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                 16,836         10,856

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                          452         20,884
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $    17,288    $    31,740
                                                         ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest expense                                     $    35,716    $   104,886
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

    Common stock issued for consulting services          $   376,500    $   150,000
                                                         ===========    ===========

    Beneficial conversion feature recorded for:
        Convertible debentures                           $        --    $    60,000
        Warrants on note payable                                  --      3,600,000
                                                         -----------    -----------

                                                         $        --    $ 3,660,000
                                                         ===========    ===========

    Reclassification of deferred compensation to note
payable - related party                                  $   150,000    $        --
                                                         ===========    ===========

    Liabilities assumed in reverse merger
      Convertible debentures - prior owner               $   625,000    $        --
                                                         ===========    ===========
      Accounts payable                                   $   150,000    $        --
                                                         ===========    ===========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

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

On May 19, 2005, NetWorth Technologies, Inc. (the "Company"), Solution Technology International, Inc. ("STI") and STI Acquisition Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquirer.

STI incorporated in Delaware on April 27, 1993, is a software product company based in Frederick, Maryland offering an enterprise solution for the global insurance and reinsurance industry. STI has created complex reinsurance algorithms and methodologies to support automation of complex technical accounting methods and claims recovery processes. STI has also developed sophisticated expert underwriting methods and trend analysis tools that support the insurance and reinsurance industries.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained net operating losses for the nine months ended September 30, 2005 and years ended December 31, 2004 and 2003. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are billed rather than when the fees are collected, and costs and expenses are recognized in the period they are incurred rather than when paid.

The Company is a software product company who has developed a software package to help insurance and reinsurance companies in their claims recovery process.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine months ended September 30, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the nine months ended September 30, 2005 and 2004.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

                                               September 30,       September 30,
                                                   2005                2004
                                               ------------        ------------

Net loss                                       $ (1,559,449)       $ (4,708,242)
                                               ------------        ------------

Weighted-average common shares
Outstanding (Basic)                              21,474,555          42,095,367

Weighted-average common stock
Equivalents
     Stock options                                       --                  --
     Warrants                                            --                  --
                                               ------------        ------------

Weighted-average common shares
Outstanding (Diluted)                            21,474,555          42,095,367
                                               ============        ============

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for September 30, 2005 and 2004 because inclusion would have been antidilutive.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123".

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

NOTE 3-FIXED ASSETS

      Property and equipment as of September 30, 2005 was as follows:

                                               Estimated
                                                 Useful           September 30,
                                              Lives (Years)           2005
                                              -------------           ----

     Furniture and fixtures                         7               $ 23,268
     Machinery and equipment                       3-7                80,016
     Leasehold improvements                         39                11,870
     Vehicles                                       5                 26,908
                                                                    --------

                                                                     142,062
     Less: accumulated depreciation                                  115,794
                                                                    --------
     Property and equipment, net                                    $ 26,268
                                                                    ========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3-FIXED ASSETS (CONTINUED)

There was $12,294 and $15,844 charged to operations for depreciation expense for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 4-NOTES PAYABLE

The Company entered into an agreement with the Swiss Pool for Aviation Insurance ("SPL") whereby SPL advanced the Company under their Master SurSite Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in July 2004. Interest expense for the nine months ended September 30, 2005 and 2004 were $14,063 and $18,049, respectively. The note payable balance due at September 30, 2005 was $750,000. (See Note 9).

NOTE 5-NOTES PAYABLE - BANK

The Company during 2005 and 2004 maintained a $216,500 Line of Credit with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5%. The balance at September 30, 2005 was $216,500. Interest for the nine months ended September 30, 2005 and 2004 was $20,451 and $2,957, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 6-NOTES PAYABLE - RELATED PARTIES

The Company has notes payable due to the following related parties:

Two unsecured $25,000 notes payable, a $10,000 note payable and a $20,000 note payable to a director of the organization, due June 2005, March 2006 and March 2006, respectively or upon obtaining an equity line of credit whichever is earlier, with interest payable at 8%, 10% and 10%, respectively. Interest expense for the nine months ended September 30, 2005 and 2004 was $4,598 and $1,333, respectively. The note due June 2005 has been extended by the parties until the Company can obtain equity financing.

An unsecured fifty thousand-note payable to an officer of the Company, later in 2005 amended to amounts up to $100,000 due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5%. The balance outstanding at September 30, 2005 is $50,225. Interest expense for the nine months ended September 30, 2005 and 2004 was $3,352 and $1,286, respectively.

The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943, $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. Interest on the note accrues at 10%, and interest expense for the nine months ended September 30, 2005 was $7,750.The parties agreed to extend the payment of the promissory note to January 31, 2006 and pay $21,250 by September 30, 2005. This date has been extended by the parties until the Company obtains equity financing.

On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. This director funded an additional $20,000 on September 30, 2005, with the same terms of the March 25, 2005 agreement. The notes bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2005 was $878.

On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $100,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the nine months ended September 30, 2005 was $2,667.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 7-REVOLVING PROMISSORY NOTE

The Company entered into a revolving promissory note agreement (the "Agreement") with Crosshill Georgetown Capital, L.P. ("Crosshill") on January 10, 2003. Pursuant to the Agreement, Crosshill loaned the Company $750,000 which matures upon the earlier of the Company closing on an equity raise of not less than $2,000,000 or July 10, 2003, which has been amended on various occasions through December 31, 2004. The note accrued interest at 12% annually. This note was converted to long-term debt on July 1, 2004. (See Note 9). The Company had $650,000 outstanding at September 30, 2005. Interest expense for the nine months ended September 30, 2005 and 2004 was $36,563 and $87,792 due to added interest payments due to late payments made by the Company.

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

Crosshill can purchase these warrants for $1 and other good and valuable consideration as defined in the Warrant Agreement. The warrants have an exercise price of $.05 and expire January 9, 2010. The Company also recorded a $3,600,000 charge to income due to the beneficial conversion feature on the warrants in the period ended September 30, 2004.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 8-CONVERTIBLE DEBENTURES

On June 28, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company.

On June 29, 2004, Cornell Capital Partners purchased $300,000 of convertible debentures and purchased $300,000 additional debentures on August 26, 2004. These debentures accrue interest at a rate of 5% per year. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at an agreed-upon conversion price. The assets of the Company in accordance with an Inter-creditor Agreement secure the debentures. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at an agreed-upon conversion price. The Company also recorded a $60,000 charge to income due to the beneficial conversion feature on the debentures in the period ended September 30, 2004.

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

On June 1, 2005, $150,000 of the $250,000 was funded to the Company.

The balance outstanding at September 30, 2005 is $750,000. Interest expense on the convertible debentures for the nine months ended September 30, 2005 and 2004 was $28,500 and $5,229, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 9-LONG-TERM DEBT

      Long-term debt consists of the following:

                                                             September 30,      December 31,
                                                                 2005              2004
                                                             ----------         ----------
      Installment note payable to SPL through
      September 2008, principal payment of $50,000 due
      quarterly commencing January 1, 2005 for 15 quarters
      with an annual interest rate of 2.5%. (See Note 4)     $  750,000         $  750,000

      Installment note payable to Crosshill due through
      April 2007, principal payments of $65,000 payable
      quarterly commencing October 1, 2004, with
      interest at 7.5% due monthly.  (See Note 7)               650,000            650,000
                                                             ----------         ----------

      Total debt                                              1,400,000          1,400,000
      Less current maturities                                   870,000            460,000
                                                             ----------         ----------

      Long-term debt - net of current maturities             $  530,000         $  940,000
                                                             ==========         ==========

      The approximate aggregate amount of all long-term debt maturities for the next three years ending September 30, 2005 is as follows:

            2006                                          $  870,000
            2007                                             330,000
            2008                                             200,000
                                                          ----------

                                                          $1,400,000
                                                          ==========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 10-CONVERTIBLE DEBENTURES - PRIOR OWNERS

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

In January 2005, the Company issued an additional $225,000 of convertible debentures for a total of $625,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures mature in August 2005 and have full registration rights. Interest has been included in the rate of 8% per annum and amounts to $37,863 for the nine months ended
September 30, 2005

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 11-INTELLECTUAL PROPERTY

Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $72,092 and $72,092 for the nine months ended September 30, 2005 and 2004, respectively.

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

NOTE 12-OBLIGATIONS UNDER CAPITAL LEASE

The Company is the lessee of computer equipment and office equipment under capital leases expiring during 2006. The leases are collateralized by the equipment.

Minimum lease payments under capital leases at September 30, 2005, are as follows:

            2006                                            $ 2,976

            Less: amounts representing interest                (639)
            Less: current portion                            (2,337)
                                                            -------

            Long-term portion                               $    --
                                                            =======

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 13-OPERATING LEASE

The Company has a facility lease for office space and equipment leases with various expiration dates through 2006. The office lease contains a four percent yearly escalation clause along with the Company paying taxes, insurance and utilities. Monthly payments for all leases range from $99 to $6,808 per month.

Minimum lease payments under operating leases at September 30, 2005, are as follows:

2006            $ 60,759
                ========

NOTE 14-ACCRUED COMPENSATION

The Company as of September 30, 2005 has accrued compensation to officers and employees in the amount of $564,696. These amounts are reflected as current liabilities.

NOTE 15-STOCKHOLDERS' DEFICIT

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 15-STOCKHOLDERS' DEFICIT (CONTINUED)

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

The Company at September 30, 2005 has 1,265,831 of the Class A Preferred Shares issued and outstanding. 50,000 were converted to common stock on July 18, 2005.

Common Stock

As of September 30, 2005, the Company has 65,000,000 shares of common stock authorized and 30,991,616 shares issued and outstanding. The par value of the common stock is $.10.

During the nine months ended September 30, 2005, the Company issued:

9,494,100 shares were issued to Solution Technology, Inc. shareholders in the share exchange. This represents a partial issuance.

1,407,000 shares of common stock in conversion of 140,700 Class A Preferred Shares.

638,891 shares of common stock to Knightsbridge as noted in Note 10 under the convertible debenture agreement.

450,000 shares of common stock for services rendered valued at $45,000.

5,062,450 shares of common stock valued at $694,495 (ranging from $.05 per share to $.10 per share) for director fees.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 15-STOCKHOLDERS' DEFICIT (CONTINUED)

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

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    2005             2004
                                                               -------------    -------------
      Net loss:
        As reported                                              ($1,559,449)     ($4,708,242)
        Total stock-based employee compensation
           expense determined under fair value based
           method for all awards, net of related tax effects              (0)        (469,532)
                                                               -------------    -------------
         Pro forma                                               ($1,559,449)     ($5,177,774)
      Net loss per share:
         As reported:
            Basic                                                     ($0.07)          ($0.11)
            Diluted                                                   ($0.07)          ($0.11)
         Pro forma:
            Basic                                                     ($0.07)          ($0.12)
            Diluted                                                   ($0.07)          ($0.12)

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 16-PROVISION FOR INCOME TAXES

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

At September 30, 2005, deferred tax assets consist of the following:

                                                              September 30,
                                                                 2005
                                                              -----------
      Net operating losses                                    $ 3,469,934
      Amortization of intangible assets                           (16,020)
                                                              -----------

                                                                3,453,914

      Valuation allowance                                      (3,453,914)
                                                              -----------

                                                              $        --
                                                              ===========

At September 30, 2005, the Company had deficits accumulated in the approximate amount of $9,951,160, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 17-LITIGATION

During 2005, the Company received notice of a lawsuit initiated against the Company by Sacks, Sax, Klein in the County Court of Palm Beach County, Florida. The Plaintiff is claiming damages of $8,539.80. No settlement has been reached. The litigation is active.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-QSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "might", "plan", "potential", "predict", "project", "should", "will", "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We merged with Solution Technology International, Inc. ("STI" or the "Company") on May 19, 2005 in a transaction that for accounting purposes is treated as a reverse merger by the accounting acquirer, STI. STI is a company that designs, develops, markets and supports a web-based multi-language, multi-currency software solution ("SurSITE(R)") used by insurance and reinsurance companies to facilitate and support their most critical back-office business processes. The Company's reinsurance application is proprietary software for reinsurance management of complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from ceded and assumed to retroceded business.

What distinguishes STI's SurSITE(R) solution from its competition is an "industry-first" Technical Accounting Transaction Engine ("TATE") application that automates calculations and generates transactions for premiums, commissions, and claims based on events and transactions at the original insurance policy level; it also manages statements of account, reinsurance recovery notices, and claims notifications. To further enhance the applicability of the SurSITE(R) software, the Company is currently designing extensive support for facultative reinsurance used to insure very large risks that cannot be insured by a single insurance company like property and liability insurance for multinational corporations, airlines and aerospace, cargo, energy, engineering, manufacturers, ocean hull, etc. In addition to its software product, the Company provides its customers with complete requirements studies, data migrations, data integration tools, system integrations and other related professional services.

We plan to market and sell our products worldwide, at the outset by utilizing a network of international industry contacts developed by senior management and indirectly through third parties. As part of the planned scaling of the organization, the Company will establish an international sales force by hiring experienced professionals with well-established track records and contacts throughout the insurance and reinsurance industry. The Company plans to establish a presence in the London market since it is the global center of reinsurance trading. During the summer of 2005, we established the first of three planned sales teams with responsibility for the North American market. The U.S. team is managed by two reinsurance professionals, both former insurance brokers who have commenced discussions with U.S. and Bermuda based insurance and reinsurance prospects.

The Company's initial multi-million dollar deployment and charter client, won in competition against Computer Science Corporation, is an insurance and reinsurance consortium based in Zurich, Switzerland consisting of 26 well-known member companies, including among others, Allianz, Partner Re, Swiss Re, Winterthur Insurance Company and Zurich Insurance Group. The member companies are using STI's software platform to produce direct insurance business and manage the reinsurance transactions of the produced direct insurance business.

For decades, lack of automation coupled with fragmented information systems of many global insurance and reinsurance organizations have made it difficult to accurately manage complex technical accounting methods causing losses from hard-to-detect errors involving premiums received and payable, claims and risk allocation, unnecessary operating expenses and reduced investment income from the negative impact of delayed claims recovery. Frequently, these shortcomings have been amplified by fragmented business process, many repetitive, manual paper-based processes, untimely and incomplete collection of data and lack of access to intelligence embedded in an insurance company's own data to facilitate making the correct business decisions. In addition, it is difficult for many organizations to maintain reinsurance contract knowledge as a result of staff turnover since losses may be reported years after a reinsurance contract has been initiated.

Our reinsurance software enables an organization to overcome the limitations of fragmented business processes and gain control of mission-critical reinsurance administration. The TATE, which has been tested by some of the most experienced reinsurance industry professionals, provides the solution that addresses the many problems associated with accurately managing complex technical accounting methods, timely loss recoveries, and error prone business processes. Our software products allow companies to leverage their substantial investments in existing IT infrastructures while exploiting the many benefits offered by automation of technical accounting transactions. We believe that the SurSITE(R) reinsurance software solution improves the quality, consistency, and accuracy of work performed and positions management to significantly and measurably reduce operating expenses and reduce errors.

The Company's objective is to establish its reinsurance solution as the industry standard in managing complex reinsurance contract combinations throughout the entire reinsurance contract workflow. To achieve this goal the Company intends to enhance its technical leadership by adding support for new and evolving premium and claims recovery methods; functionality for trend analysis, capacity utilization and exposure control; accelerating the acceptance of its products by leveraging strategic partnerships; and providing the software and services necessary to conduct safe and reliable technical accounting transactions over the Internet.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Revenues for 2005 were $5,000 as compared to $6,900 for 2004. The revenues were from consulting fees earned on a contract that STI had which was non-recurring in nature.

Cost of revenue for 2005 was $80,092 compared to $76,405 for 2004. The increase in cost of revenue is due to a development agreement in 2005 that was not present in 2004.

Operating expenses for 2005 were $1,328,206 as compared to $875,010 in 2004, an increase of approximately $453,196 due in large part to the expense associated with the issuance of common stock for services in 2005. Additionally, STI incurred a substantial amount of professional fees in 2005 to complete the reverse merger.

Other income (expense) was $(156,151) for 2005 compared to $(3,763,727) for 2004. In 2004, STI recorded a beneficial conversion feature of $3,660,000 for certain warrants issued by them convertible into common stock of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Revenues for 2005 were $5,000 as compared to $0 for 2004. The revenues were from consulting fees earned on a contract that STI had which was non-recurring in nature.

Cost of revenue for 2005 was $24,031 and $24,031 for 2004.

Operating expenses for 2005 were $459,629 as compared to $242,692 in 2004, an increase of approximately $216,937 due in large part to the expense associated with the issuance of common stock for services in 2005. Additionally, STI incurred a substantial amount of professional fees in 2005 to complete the reverse merger.

Other income (expense) was $(60,154) for 2005 compared to $(43,247) for 2004. The increase was due to higher debt in 2005 creating an increase in the interest expense for that period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had a net working capital deficit of $4,226,197. The working capital deficit was mainly due to the convertible debentures the Company has of $1,375,000, other notes payable of $1,505,660 and accounts payable and accrued expenses of $1,323,425 which includes deferred compensation of $564,696. The Company believes that a majority of these liabilities can be either converted to equity securities or paid with proceeds from the Standby Equity Distribution Agreement ("SEDA"). Please refer to Item 5. "Other Information" for additional details on the SEDA.

The Company used $356,771 in operating activities in 2005 mostly due to the operating loss of $1,522,386 for the nine months ended 2005, compared to using $611,333 in 2004 and a net loss of $4,708,242 for the nine months ended September 30, 2004. Changes in operating assets and liabilities were fairly consistent period to period. The main variance from the two periods was the beneficial feature conversion of $3,660,000 recorded in 2004.

The Company had net cash provided by financing activities of $373,607 in 2005 compared to $622,189 in 2004. This change was attributable to the Company borrowing $150,000 from convertible debentures in 2004.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2005 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

The Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing matters to an independent representative of the Company's Audit Committee. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective.

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

Item 2. Defaults Upon Senior Securities

NetWorth received a total of $625,000 under secured convertible debentures issued to Montgomery Equity Partners, Ltd. ("Montgomery") and Advantage Capital Development Corp. ("Advantage"), companies affiliated with Cornell Capital Partners, LP to the Company's knowledge, that are convertible into shares of our Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures matured in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company's assets. The Company is in default under the terms of the convertible debentures. Montgomery assigned its interest in the debenture to Advantage on March 10, 2005. Accordingly, Advantage has the right to accelerate all payments owed of principal and interest or they can convert the amounts owed into shares of our Common Stock.

Item 6.  Exhibits

Exhibit No.:                                Description                                     Location
----------                                  -----------                                     --------
31.1        Certification of Chief Executive Officer Pursuant to Section 302 of         Provided herewith
            the Sarbanes-Oxley Act

31.2        Certification of Principal Financial and Principal Accounting               Provided herewith
            Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*       Certification of Chief Executive Officer and Principal Financial            Provided herewith
            Officer Pursuant to Section 906 of theSarbanes-Oxley Act.


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

                               NETWORTH TECHNOLOGIES, INC.


Date: November 14, 2005        By: /s/ Anthony Q. Joffe
                                   ---------------------------------------------
                                   Anthony Q. Joffe, Chief Executive Officer and Chief Financial Officer