Form 10KSB
period 2005-12-31
NETWORTH TECHNOLOGIES, INC.
filed 2006-04-17
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005

                        Commission File Number 000-27842

                           NETWORTH TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                       54-1778587
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

   101 SW 11th Avenue, Boca Raton, FL                             33486
(Address of Principal Executive Offices)                       (Zip Code)

                                 (561) 392-6010
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X__

      NetWorth's revenue for its most recent fiscal year was $0.

      As of April 10, 2006, the aggregate market value of the shares of common stock held by non-affiliates (based on the closing price of $0.003 for the common stock as quoted on that date) was approximately $881,709.

      As of April 10, 2006, NetWorth had 340,317,160 shares of its common stock, $0.01 par value per share, outstanding.

                                TABLE OF CONTENTS

        ITEM NUMBER AND CAPTION                                                             PAGE
        -----------------------                                                             ----
        PART I

        Item 1.         Description of Business ..........................................    2
        Item 2.         Description of Property ..........................................   12
        Item 3.         Legal Proceedings ................................................   12
        Item 4.         Submission of Matters to a Vote of Security Holders ..............   12

        PART II

        Item 5.         Market for Common Equity, Related Stockholder Matters and Small ..   12
                        Business Issuer Purchases of Equity Securities
        Item 6.         Management's Discussion and Analysis .............................   13
        Item 7.         Financial Statements .............................................   21
        Item 8.         Changes in and Disagreements with Accountants on Accounting and ..   22
                        Financial Disclosure
        Item 8A.        Controls and Procedures ..........................................   22
        Item 8B.        Other Information ................................................   22

        PART III

        Item 9.         Directors and Executive Officers of the Registrant ...............   22
        Item 10.        Executive Compensation ...........................................   24
        Item 11.        Security Ownership of Certain Beneficial Owners and Management ...   26
                        and Related Stockholder Matters
        Item 12.        Certain Relationships and Related Transactions ...................   27
        Item 13.        Exhibits .........................................................   27
        Item 14.        Principal Accountant Fees and Services ...........................   29

                                     PART I


                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-KSB includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

Item 1.  Description of Business.

The Merger of Networth and STI

Pursuant to an agreement and plan of merger dated May 19, 2005 by and among NetWorth Technologies, Inc. ("NetWorth" or the "Company"), Solution Technology International, Inc. ("STI"), and STI Acquisition Corp., NetWorth agreed to issue shares equal to 90% of its fully diluted outstanding shares at June 20, 2005 for 100% of the fully diluted outstanding shares of STI. STI paid no cash to NetWorth but agreed to assume certain of NetWorth's liabilities, namely the convertible debenture that NetWorth issued to Advantage Capital Development Corp. and Cornell Capital Partners, LP ("Cornell Capital") in the amount of $625,000 and payment of certain accounts payable in an amount not to exceed $150,000. The merger between STI and STI Acquisition Corp. became effective on June 20, 2005 when the certificate of merger was filed and accepted by the Delaware Secretary of State.

After STI assumed control of NetWorth, and following the NetWorth transfer agent issuing shares of NetWorth common stock to STI shareholders, STI discovered that the NetWorth certificate of incorporation only authorized 65 million rather than 650 million shares of common stock. STI had understood, and NetWorth had represented, that there were only 20 million shares outstanding and 650 million shares authorized, which would have allowed STI to receive the necessary number of NetWorth shares to obtain 90% ownership of NetWorth. NetWorth's transfer agent also believed that NetWorth had 650 million shares of common stock authorized. NetWorth had authorized a 1 for 10 reverse stock split that was effective December 1, 2004 and its Board of Directors believed, incorrectly, that the 1:10 reverse split reduced only the issued and outstanding shares of common stock, not the authorized shares of common stock as well. STI was able to void the unauthorized 1 for 10 reverse split by filing a series of four certificates of correction to NetWorth's certificate of incorporation in November 2005. As a result of unwinding the illegal 1 for 10 reverse stock split and reinstating the 650 million authorized shares of NetWorth common stock, STI shareholders received 173,130,510 shares of NetWorth common stock or 48% of the total issued and outstanding shares of NetWorth common stock as of the date of the merger on June 20, 2005. The remaining shares of NetWorth common stock to be issued to the former STI shareholders will be received only after the shareholders Proposals set forth in the Schedule 14C Information Statement filed with the Securities and Exchange Commission on January 19, 2006 are effective which will be 20 days after this proxy statement is sent to NetWorth shareholders in accordance with the proxy rules under the Securities and Exchange Act of 1934.

The Schedule 14C Information Statement that NetWorth filed on January 19, 2006 sought shareholder approval to (i) effect a 1:150 reverse stock split, (ii) change the name of the Company from NetWorth Technologies, Inc. to Solution Technology International, Inc., (iii) amend the certificate of incorporation to delete certain provisions in NetWorth's certificate of incorporation not authorized under Delaware law and (iv) adopt a new stock option plan. After the proposal regarding the 1:150 reverse stock split becomes effective the STI shareholders will receive 90% of NetWorth's fully diluted outstanding shares in accordance with the terms of the merger agreement. Since the merger became effective on June 20, 2005 under Delaware law, NetWorth has been concentrating on the business conducted by STI.

                               THE BUSINESS OF STI

Overview

STI was incorporated in the State of Delaware on April 27, 1993 as Dan L. Jonson Associates, Inc. On June 22, 1994 it changed its name to Solution Technology International, Inc. STI launched professional service activities in January 1997 and concluded technical research and development of its enterprise software solution in June 2001.

STI markets a web-based, multi-language, multi-currency software solution (the "SurSITE(R)") to the domestic and international insurance and reinsurance industry designed to solve one of the well-known and costly predicaments in the industry, i.e., handling of complex technical accounting methods and transactions. Technical accounting is the tedious record keeping of (i) each individual premium and claim transaction gathered over a specific period of time from a policyholder's insurance policy to the primary insurer, (ii) the reinsurers assuming a portion of the hazards and risk exposure from the primary insurer by means of a collection of reinsurance contracts and (iii) the ultimate creation of claim notifications, loss recovery notices and statements of account for each such contract and the participating reinsurer.

Version 1 of the SurSITE(R) product for reinsurance administration was designed and developed by STI between 2001 and 2002 with the deployment of the product at its charter client (discussed below) occurring in December 2002. This has allowed SurSITE(R) to be built using real world scenarios rather than theoretical ones. Industry leaders, in addition to its charter client that participated in this process, included professionals from Swiss Re, Aon, and PartnerRe who contributed their industry expertise to ensure that the SurSITE(R) solution adhered to the technical accounting standards of the insurance and reinsurance industry.

The Insurance and Reinsurance Industry

Insurance is the second largest segment of the U.S. economy. Insurance and health combined represent a quarter of the U.S. GDP. STI is targeting its products and services at the two-and-a-half trillion dollar global insurance industry and its 6,500 primary providers, approximately 2,500 captive insurance companies and numerous specialty insurance pools.

Insurance is a form of risk management primarily used to hedge against risk of financial loss. Insurance is defined as the equitable transfer of the risk of a potential loss, from one entity to another, in exchange for a premium and duty of care.

Hence, for the primary insurer, reinsurance is a form of insurance and serves to spread risks more widely as well as increase the amount of insurance coverage that can be written for individual clients and thereby decrease its loss exposure. It covers part of the risks assumed by the primary insurers, thereby reducing their exposure to liquidity problems or even the threat of financial ruin resulting from a major loss. Since risks with high sums insured and high exposures can be reinsured, primary insurers can achieve more homogenous portfolios to reduce their exposure to severe losses. The underwriting capacity of primary insurers is strengthened since the reinsurer assumes a share of the risk, making part of the required insurance coverage available. Further, available equity capital is increased because reinsurance frees this risk-bound capital.

STI's Solution to the Current Inefficiency of Reinsurance Administration

For decades, lack of automation coupled with older legacy information systems of many global insurance and reinsurance organizations have made it difficult to accurately manage complex technical accounting methods causing losses from hard-to-detect errors around premiums received and payable, claims and risk allocation, unnecessary operating expenses and reduced investment income as a result of delayed claims recovery. Frequently, these shortcomings have been amplified by fragmented business processes, many repetitive manual paper-based processes, untimely and incomplete collection of data and lack of access to intelligence embedded in an insurance company's own data to facilitate favorable business decisions. In addition, it is difficult for many organizations to maintain reinsurance contract knowledge caused by staff turnover, since losses may be reported years after a reinsurance contract has been put in place.

STI's proprietary reinsurance software for reinsurance administration solves the costly problems described above. It manages complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from the primary insurance policy to the portions of the primary insurance policy that are reinsured.

STI's management believes that its SurSITE(R) solution is distinguished from its competition by an "industry-first" Technical Accounting Transaction Engine that automates both reinsurance assumed as a fixed percentage of a potential loss subject to a maximum amount (referred to in the insurance industry as "proportional") and risks shared according to different thresholds of reinsurance exposure (referred to in the insurance industry as "non-proportional") contract calculations and generates transactions for premiums, commissions, and claims based on events and transactions at the original insurance policy level. STI's SurSITE(R) solution also generates statements of account, reinsurance recovery notices and claims notifications.

STI's management believes that the SurSITE(R) reinsurance software solution improves the quality, consistency, and accuracy of work performed, and positions top management to significantly and measurably reduce operating expenses and reduce errors.

Since its SurSITE(R) software automates the entire reinsurance technical accounting workflow, from the primary insurance policy to business that is reinsured, there is no need to engage employees to manually manage and allocate premiums and losses to each reinsurance contract combination throughout an organization, particularly with a fleet of insurance companies. Further, one web-based SurSITE(R) installation can support a user's multiple divisions and branches worldwide, which eliminates the need for redundant interim reinsurance reports and related information technology staff expenses.

In addition to its software product, STI offers consulting services to its customers with complete requirements studies, data migration, data integration tools, system integration, and other related professional services.

STI's objective is to establish its reinsurance solution as the industry leading software solution in managing complex reinsurance contract combinations throughout the entire reinsurance contract workflow. In this regard, it intends during the next two years to enhance its technological leadership by adding support for new and evolving premium and claims recovery methods for both the property and casualty and life insurance businesses; functionality for trend analysis, capacity utilization, and exposure control; and providing the software and services necessary to conduct safe and reliable technical accounting transactions over the Internet. STI anticipates that the costs of these improvements will be approximately $2,000,000. In addition to traditional license agreements, STI plans to offer its solutions as an Application Service Provider, reducing the cost of STI's product for smaller insurance companies.

STI's Charter Client

STI's initial multi-million dollar deployment and charter client is an insurance and reinsurance consortium based in Zurich, Switzerland consisting of 26 European insurance and reinsurance companies. STI selected SPL as a partner to assist STI in the development phase and initial release of STI's SurSITE(R) reinsurance software since the consortium and its member companies offered the most inclusive insurance and reinsurance workflow environment available to STI. The member companies are using STI's software platform to generate primary insurance business and manage the reinsurance transactions associated with the primary insurance business. STI's management believed that this environment was critical to the validation of its automated solution for reinsurance administration and has enabled it to provide a solution that can be configured to meet the needs of a single insurance company, a fleet of insurance companies or other similar consortia. Additionally, it believed that the opportunity existed for it to target the individual members of the consortium as future clients.

SPL purchased a license for use by 22 of the 26 members to produce insurance business and its 26 members to conduct the related reinsurance administration for the entire consortium. The initial agreement with SPL consisted of a $2,000,000 fee for the purchase of a perpetual license and a $1,250,000 five-year technical support and maintenance agreement. The fees did not include client specific enhancements which were requested by the customer. Those fees resulted in additional professional service fees of approximately $1,000,000.

The consortium accounted for approximately 98% of STI's revenue in the fiscal year ended December 31, 2003 and 99% of its revenue in the fiscal year ended December 31, 2002. The revenue consisted of license fees and maintenance and support services. STI did not receive any revenue from SPL in fiscal 2004 or 2005, largely as a result of the delay in concluding the process of becoming a publicly traded company, that delayed its receipt of funding by Cornell Capital and precluded STI from providing the support and maintenance services required by SPL. Although STI was forced to scale back the technical support and maintenance services it provided to the consortium, the consortium has continued to use its product under the terms of the license agreement. STI's management expects to reengage SPL and its individual members in 2006 once it has secured the necessary financial resources to do so.

Market Analysis

Size of Insurance Industry: Of the $2.5 trillion dollars in global premiums written in 2004 (of which approximately 45% or $1.2 trillion is U.S. business) approximately 80% or approximately $2 trillion dollars was reinsured. The insurance industry's IT spending has historically equaled 3% of net premium written which is projected to grow to 6-7% by 2010. Thus, the current IT spending in the United States alone of approximately $42 billion dollars is expected to reach over $80 billion by 2010 according to recent studies by Price Waterhouse Coopers and Lloyds of London.

Industry Characteristics and Trends: STI's management believes that September 11, 2001 was a wakeup call for the industry. STI's management further believes that 9/11 illustrated the shortcomings of existing legacy systems in providing the necessary information required to manage an insurance company's capacity utilization and risk accumulation. The concentration of capital at risk discovered by most insurance and reinsurance companies after the World Trade Center attack made it clear that new and more efficient support systems were needed. This was further amplified by the impact of the stringent Sarbanes-Oxley
Section 404 (SOX) compliance requirements. As a result, many companies ended up in receivership, were forced to stop writing new business and manage their existing portfolio of insurance until such policies expired (such a status known in the insurance industry as "run-off") or became unwilling acquisition targets by healthier competitors. For the first time insurance executives identified and expressed the urgent need to have the most critical back office processes streamlined and automated to provide the critical real-time information required for underwriting risks identifying the impact of and recovery of large reinsured losses in a timely manner. Hurricanes Katrina and Rita further stressed the importance of expediting and identifying the financial impact of large losses to Wall Street and other stakeholders.

Critical Needs and Extent to Which Those Needs Are Currently Met: The most critical need for every insurance and reinsurance company, STI's management believes, is the ability to aggregate enterprise-wide technical accounting transactions, e.g., premium, claims and loss reserve details at the original policy level. This data must be aggregated from all subsidiary companies by line of business to an overall parent company book-of-business. This aggregation allows real-time evaluation and determination of a group's financial results after factoring in the amount of reinsurance protection to immediately determine a company's "net loss" after a catastrophic loss event such as a hurricane, earthquake, tornado, terrorist attack or any other major event where a company experiences numerous claims related to one occurrence. Many companies do not have the IT infrastructure to accommodate this task in a timely manner due to fragmented, paper-based and manual backroom operations, i.e., lack of automation which makes it difficult to effectuate timely loss recoveries with loss of income as a result. This predicament is an industry-wide problem.

Purchasing Decision Makers and Influencers: Due to the nature of the problem, executive level decision makers and especially CFOs are increasingly engaged in purchasing decisions for any IT solution. Major influencers in this regard are the client company's independent auditors and reinsurance brokers. This outside influence is being driven in part by the need for regulatory compliance, specifically, the ability to validate internal and management controls over financial reporting of technical accounting transactions. Hence, selective alliances with major global auditing firms represents an important business opportunity for STI and its SurSITE(R) offerings. Another significant advocate for STI's solution is the global reinsurance intermediary community. The intermediary market places 80% of all global reinsurance. STI's management believes that its solution will expedite and streamline premium and claim negotiations among all participants, thus increasing the margins realized for reinsurance commission.

Major Customer Groups: STI's focus and selection criteria of potential clients is based on an insurance company's level of reinsurance utilization, an above industry expense ratio and enterprise-wide requirements to comply with SOX.

Target Markets: STI's defined target market consists of five leading segments of major companies and other insurance entities that would greatly benefit from deploying its reinsurance solution.

Each segment has distinguishing characteristics based on complexity, size and life cycle:

o Large Insurance Groups (Fleet of Companies): This segment of STI's target market represents the largest opportunity for its software products. STI has identified 275 target companies in the North American market of the approximately 6,500 companies that represent the global insurance industry.

o Captive Insurance Companies: There are approximately 4,000 captive insurance and reinsurance companies, many domiciled in the U.S. and the Bermuda markets., that are potential STI clients.

o Reinsurance Companies: STI is focusing on the top 75 international reinsurance companies. Each such large reinsurer represents multiple sales and licensing opportunities since they have operations and subsidiaries around the world.

o Insurance and Reinsurance Consortia (Pools): STI is actively prospecting both U.S. and international insurance pools and already has experience with such groups from its charter client, SPL, that is a pool of international insurance companies.

o Run-off and Commutation: Divestitures and insolvencies have created this niche market that has grown tremendously over the past five years. In conjunction with one of STI's alliance partners, STI believes that it can obtain several clients within this market segment.

Sales Process

Cycle: STI adheres to a three-phase purchasing and engagement cycle. The first is a comprehensive consulting engagement to define the project and determine the vision and scope. The second phase is the solution implementation, based on the prioritized needs as identified in Phase I. The third phase is the inception of the five year mandatory technical support and maintenance contract.

Phase I: An initial six to eight week engagement is used for requirements and information gathering. From this, STI will generate a formal detailed "As-Is, To-Be, and Benefit based proposal. In discussion with the client STI then proceed to a "go/no-go" decision for the project as a whole. Based on its experience, STI expects to reach a Phase I commitment in two to six months from the first meeting with the prospective client.

Phase II: This phase may entail either a single subsidiary/business unit or a full scale global implementation for an insurance group. During this phase the specific client installation is customized, delivered, and integrated. A single site implementation can take from six to nine months depending on the scope of the initial deployment. An enterprise-wide deployment throughout a global organization with multiple site licenses can easily be spread over a 60 month period due to the complexity of integration requirements.

Phase III: Once each deployment has been completed, tested, and accepted, the system enters the maintenance phase of the software lifecycle. The initial period is a five-year maintenance contract with an annual cost of 17.50% to 20% of the aggregate license fee.

Competition

STI competes against a number of different companies in the area of reinsurance contract management. A smaller subset of those competitors offer an enterprise-wide solution needed to partially support automation of complex technical accounting methods and claims recovery processes.

Although management believes STI competes primarily with reinsurance contract management providers, it also believes that it may now, or in the future, compete with companies in the following groups:

o internal Information Technology departments

o reinsurance product providers such as CSC, SAP, Siebel and Sungard

o professional service organizations such as IBM, Accenture, Deloitte Consulting, EDS, BearingPoint and Cap Gemini Ernst & Young

o other potential competitors, including industry led initiatives

Today, CSC's SICS/NT software solution constitutes STI's primary competition among professional reinsurers and large insurance groups with offerings from Xchanging/RebusIS in the European, and Freedom Group and Siebel in the U.S. market. In addition, SAP is trying to extend its offerings to the reinsurance market. The significant differences between these offerings and STI's SurSITE(R) solution are an incomplete solution, lack of market uniformity, and lean eBusiness architecture. In many cases, available systems do not meet the future needs of giants like Allianz, AXA, Hanover Re, Munich Re, Partner Re, Swiss Re, Winterthur, and XL Capital because they do not offer automation of both proportional and non-proportional technical accounting transactions. In comparison to STI, however, their greater financial resources and longer presence in the market have allowed them to generate more sales than STI.

Management believes that STI has one of the most complete visions for integrated reinsurance administration and technical accounting required by reinsurance and insurance providers. In making future sales, it intends to rely on references from its customers attesting to its efforts to establish the unique and powerful appeal of its solution.

Sales and Marketing

Marketing Strategy: STI has developed a two-pronged approach to maximize market penetration. It will market its solution through direct sales to end-users and indirect sales through global alliance partners. STI's primary business development effort will be generated by highly experienced sales professionals. This approach will be supported by the utilization of independent consultants with extensive reinsurance experience and effective networking channels. Further, STI will draw on the long-term relationships held by its Board of Directors through their decades of industry experience. In order to maximize its effectiveness, STI has prioritized and qualified its key prospects. STI is preparing to launch the European and Asian sales channels during the first quarter of 2006. STI expects to establish its non-U.S. sales channels in partnership with reinsurance professionals who are well established in each such market.

Distribution channels: STI expects to establish sales offices in four geographic regions that will cover the following markets:

o SurSITE(R) North America

o United States of America

o Canada

o Bermuda (U.S. interests)

o SurSITE(R) Europe

o Europe

o Bermuda (UK interests)

o SurSITE(R) Asia

o Southeast Asia

o China (excluding Japan)

o Pacific Rim

o Africa

o SurSITE(R) Japan

STI has initiated its SurSite North American sales through the services of two former Marsh & McLennan employees.

Recent Developments

In April 2006 NetWorth entered into a $1,000,000 convertible debenture with Cornell Capital Partners, LP ("Cornell Capital") and amended certain other outstanding agreements in connection with prior convertible debentures totaling $600,000 in principal amount with Cornell Capital and $250,000 with Montgomery Equity Partners, Ltd. ("Montgomery), an affiliate of Cornell Capital.

Secured Convertible Debenture. NetWorth entered into a secured convertible debenture in the principal amount of $1,000,000 dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. NetWorth has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of NetWorth's common stock is less than $.005 (or the market price upon the completion of a 150:1 reverse stock split by NetWorth as proposed in its Schedule 14C now under SEC review). Cornell Capital has a right to convert the debenture into shares of NetWorth common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by NetWorth as proposed in its Schedule 14C now under SEC review) or 80% of the lowest closing bid price of NetWorth's common stock during the thirty trading days immediately prior to the conversion date. In the event NetWorth does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of NetWorth common stock if it would beneficially own in excess of 4.9% of NetWorth's issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Under the terms of the convertible debenture so long as any principal amount or interest is owed, NetWorth cannot, without the prior consent of Cornell Capital
(i) issue or sell any common or preferred stock with or without consideration,
(ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of NetWorth's assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, NetWorth's common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five trading days of such listing, NetWorth being in default of any other debentures that NetWorth has issued to Cornell Capital. Following an event of default and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of the lower of $.005 per share or the lowest closing bid price during the thirty days immediately preceding the conversion date.

Termination Agreement. The standby equity distribution agreement, registration rights agreement, escrow agreement and placement agent agreement, each dated December 20, 2005, were cancelled. Cornell Capital, however, retained the $400,000 Compensation Debenture in connection with the standby equity distribution agreement, the material terms of which are the same as the amended and restated secured convertible debenture described below.

Second Amended and Restated Secured Convertible Debenture. NetWorth entered into a second amended and restated convertible debenture in the principal amount of $642,041 dated April 4, 2006. NetWorth has assumed the obligations of STI to Cornell Capital under two secured debentures each in the amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively plus accrued interest of $42,041. Interest payments are to be paid monthly in arrears commencing April 4, 2006 and continuing for the first day of each calendar month thereafter that any amounts due under the convertible debenture are due and payable. The interest includes a redemption premium of 20% in addition to interest set at an annual rate of 8%. Monthly principal payments are to commence April 4, 2006 with any outstanding principal and interest to be paid in full no later than April 4, 2006.

NetWorth has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of NetWorth common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by NetWorth as proposed in its Schedule 14C now under SEC review) or 80% of the lowest closing bid price of NetWorth's common stock during the thirty trading days immediately prior to the conversion date. In the event NetWorth does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of NetWorth common stock if it would beneficially own in excess of 4.9% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Under the terms of the convertible debenture so long as any principal amount or interest is owed, NetWorth cannot, without the prior consent of Cornell Capital
(i) issue or sell any common or preferred stock with or without consideration,
(ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of NetWorth's assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the common stock ceasing to be quoted for trading or listing on the OTCBB and not again being quoted or listed for trading within five trading days of such listing, or if NetWorth being in default of any other debentures issued by NetWorth to Cornell Capital. Following an event of default, and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of $.01 per share.

Amended and Restated Investor Registration Rights Agreement. On April 4, 2006 NetWorth entered into an amended and restated registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement NetWorth is obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell Capital upon conversion of the $1,000,000 convertible debenture, the warrant shares to be issued under the warrant to Cornell Capital described above, the $642,041 convertible debenture issued to Cornell Capital, the $256,757 debenture issued to Montgomery and the warrant shares to be issued under the warrant to Montgomery. NetWorth will pay all expenses in connection with such registration. NetWorth is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell Capital and Montgomery to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

Amended and Restated Security Agreement. NetWorth entered into a security agreement dated April 4, 2006 with Cornell Capital and Montgomery. Under the terms of the security agreement, NetWorth provided a blanket lien to Cornell Capital and Montgomery to secure its obligations under the convertible debentures issued to Cornell Capital and Montgomery, respectively. Under the terms of the security agreement NetWorth is not allowed to permit any debts or liens against NetWorth's property other than the lien previously granted by STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between STI and Crosshill Georgetown Capital that NetWorth has assumed following the merger between NetWorth and STI.

Amended and Restated Pledge and Escrow Agreement. NetWorth entered into a pledge and escrow agreement dated April 4, 2006 with Cornell Capital, Montgomery, Dan
L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, President and CEO of STI, pledged his shares of NetWorth to secure NetWorth's obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between NetWorth and Montgomery. Mr. Jonson's shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or STI to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson's pledged shares can be sold to cover any of the obligations owed by NetWorth or STI to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

Irrevocable Transfer Agent Instructions Agreement. NetWorth entered into an irrevocable transfer agent instructions agreement dated April 4, 2006 among NetWorth's transfer agent, Olde Montmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq., as escrow agent. Under the terms of the irrevocable transfer agent instructions, NetWorth's common stock to be issued upon conversion of the convertible debentures for $1,000,000 and $400,000 and any interest and liquidated damages to be converted into shares of NetWorth's common stock, Olde Monmouth is required to issue those shares to Cornell Capital upon receiving a duly executed conversion notice described in the irrevocable transfer instructions. NetWorth confirmed under the terms of the irrevocable transfer agent instructions that the conversion shares shall be freely transferable on our books and records and not bear any legend restricting transfer. The transfer agent has agreed to reserve for issuance to Cornell Capital sufficient shares of common stock should Cornell Capital elect to convert any of NetWorth's obligations under the convertible debenture into shares of NetWorth's common stock.

Warrant. NetWorth issued a warrant dated April 4, 2006 for 639,834 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery at an exercise price of $.01 per share. The warrant is exercisable until December 20, 2008. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of NetWorth common stock unless the exercise is made within sixty days prior to December 20, 2008. The shares issued upon excise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

Securities Purchase Agreement. NetWorth entered into a securities purchase agreement dated April 4, 2006 with Cornell Capital. The securities purchase agreement relates to the $1,000,000 secured convertible debenture described above. In accordance with the securities purchase agreement, NetWorth agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of NetWorth common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which Mr. Jonson pledged his shares of NetWorth's common stock to Cornell and Montgomery, (iv) a second amended and restated security agreement among NetWorth, Cornell Capital, Montgomery and STI and (v) an irrevocable transfer agent instructions letter agreement described above. Under the securities purchase agreement NetWorth agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell Capital under the warrant and the convertible debenture described above. NetWorth also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Montgomery and Cornell Capital, a fee equal to 10% of the purchase price or $100,000 and a structuring fee to Yorkville Advisors Management, LLC of $10,000.

Second Amended and Restated Subsidiary Security Agreement. STI entered into a second amended and restated subsidiary security agreement dated April 4, 2006. The material terms of the second amended and restated subsidiary security agreement are the same as the security agreement that NetWorth executed with Cornell Capital described above.

Amended and Restated Guaranty. STI entered into an amended and restated guaranty dated April 4, 2006 with Cornell Capital under which it guaranteed as a direct obligor NetWorth's payment and performance under the $1,000,000 convertible debenture described above, the $400,000 convertible debenture described above, and the $642,041 and the $256,757 convertible debenture issued by NetWorth to Montgomery, including all collection fees incurred by Cornell Capital and Montgomery should they have to seek enforcement of their rights under the amended and restated guaranty.

Amended and Restated Secured Convertible Debenture. NetWorth entered into amended and restated secured convertible debenture with Montgomery in the amount of $256,754 due April 4, 2008. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above.

Amended and Restated Convertible Compensation Debenture. NetWorth entered into an amended and restated convertible compensation debenture in the amount of $400,000 due April 4, 2008. The debenture is for a fee to be paid to Cornell Capital in connection with the now terminated stand by equity distribution agreement. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above. STI entered into a convertible compensation debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004 that was assigned by STI and assumed by NetWorth on December 20, 2005 under the assignment and assumption agreement dated December 20, 2005. The terms of the secured convertible debenture are the same as the secured convertible debentures described above.

The foregoing is a summary of the secured convertible debenture, the termination agreement, the second amended and restated secured convertible debenture, the amended and restated investor registration rights agreement, the amended and restated pledge and escrow agreement, the amended and restated security agreement, the irrevocable transfer agent instructions agreement, the warrant, the securities purchase agreement, the second amended and restated subsidiary security agreement, the amended and restated guaranty, the amended and restated secured convertible debenture and the amended and restated convertible compensation debenture and is qualified in its entirety by reference to these agreements, copies of which are attached as Exhibits to our Form 8-K filed April 11, 2006 and incorporated by reference into this Form 10-KSB.

Employees

As of April 10, 2006, we employ four full-time employees and two consultants. We anticipate that we will need additional people to fill administrative, sales and technical positions if we are successful in implementing our strategic business plan. We have no collective bargaining agreements with our employees.

Summary Financial Data

The table below provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 7 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 of this report.

-----------------------------------------------------------------------------
                                             Year Ended December 31,
-----------------------------------------------------------------------------
                                           2005                 2004
-----------------------------------------------------------------------------
Operating Results:
-----------------------------------------------------------------------------

     Operating Revenue                $         0            $     6,900
-----------------------------------------------------------------------------
     Cost of Revenues                 $    96,123            $   119,556
-----------------------------------------------------------------------------
     Gross Profit (Loss)              $   (96,123)           $  (112,656)
-----------------------------------------------------------------------------
     Operating Expenses               $ 1,856,864            $ 1,435,553
-----------------------------------------------------------------------------
Other Income (Expense)                $  (376,346)           $  (189,885)
-----------------------------------------------------------------------------
     Net Income (Loss)                $(2,329,333)           $(1,738,094)
-----------------------------------------------------------------------------


                                             Year Ended December 31,
-----------------------------------------------------------------------------
                                           2005
-----------------------------------------------------------------------------
Balance Sheet Data:
-----------------------------------------------------------------------------
     Current Assets                   $          0           $       452
-----------------------------------------------------------------------------
     Current Liabilities              $  8,680,688           $ 2,308,023
-----------------------------------------------------------------------------
     Accumulated Deficit              $  9,290,759           $(5,055,512)
-----------------------------------------------------------------------------
     Stockholder's Deficit            $  8,594,426           $(2,633,871)
-----------------------------------------------------------------------------

Item 2.  Property

Our principal executive offices are located in approximately 4,500 square feet of office space at 5210 Chairmans Court, Suite 3, Frederick, Maryland 21703. The term of the lease expires October 30, 2006.

Item 3. Legal Proceedings

NetWorth is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "NWRT.OB."

The following table sets forth the average high and low bid prices for the common stock for each calendar quarter for 2005 and 2004, as reported by the National Quotation Bureau, and represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                       Bid Price Per Share
                                                   --------------------------
                                                     High               Low
                                                   -------             ------
                2004
                January 2004 - March 2004          $0.030              $0.10
                April 2004 - June 2004             $0.014              $0.011
                July 2004 - September 2004         $0.021              $0.016
                October 2004 - December 2004       $0.18               $0.006

                2005
                January 2005 - March 2005           0.008               0.003
                April 2005 - June 2005              0.005               0.002
                July 2005 - September 2005          0.006               0.003
                October 2005 - December 2005        0.007               0.002

Stockholders

As of April 10, 2006, we believe there were approximately 174 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The Company has 5,000,000 shares of its common stock reserved under its 2002 Nonqualified Option and Stock Incentive Plan ("the Plan"). No options have been issued under the Plan.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6.  Management's Discussion and Analysis

The following is a discussion and analysis of our results of operations and financial position for the two years ended December 31, 2005 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

Overview

NetWorth merged with STI on May 19, 2005 in a transaction that for accounting purposes is treated as a reverse merger by the accounting acquirer, STI. STI is a development stage company that designs, develops, markets and supports a web-based, multi-language, multi-currency software solution ("SurSITE(R)") used by insurance and reinsurance companies to facilitate and support their most critical back-office business processes. STI's reinsurance application is proprietary software for reinsurance management of complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from ceded and assumed to retroceded business.

What distinguishes STI's SurSITE(R) solution from its competition is an "industry-first" Technical Accounting Transaction Engine ("TATE") application that automates calculations and generates transactions for premiums, commissions, and claims based on events and transactions at the original insurance policy level; it also manages statements of account, reinsurance recovery notices, and claims notifications. To further enhance the applicability of the SurSITE(R) software, STI is currently designing extensive support for facultative reinsurance used to insure very large risks that cannot be insured by a single insurance company like property and liability insurance for multinational corporations, airlines and aerospace, cargo, energy, engineering, manufacturers, ocean hull, etc. In addition to its software product, the Company provides its customers with complete requirements studies, data migrations, data integration tools, system integrations and other related professional services.

STI plans to market and sell its products worldwide, at the outset by utilizing a network of international industry contacts developed by senior management and indirectly through third parties. As part of the planned scaling of the organization, STI will establish an international sales force by hiring experienced professionals with well-established track records and contacts throughout the insurance and reinsurance industry. STI plans to establish a presence in the European market since it is the global center of reinsurance trading. During the Summer 2005, STI established the first of three planned sales teams with responsibility for the North American market. The U.S. team is managed by two re/insurance professionals, both former insurance brokers who have commenced discussions with U.S. and Bermuda based insurance and reinsurance prospects.

STI's initial multi-million dollar deployment and charter client, won in competition against Computer Science Corporation, is an insurance and reinsurance consortium based in Zurich, Switzerland consisting of 26 well-known member companies, including, among others, Allianz, Partner Re, Swiss Re, Winterthur Insurance Company and Zurich Insurance Group. The member companies are using STI's software platform to produce direct insurance business and manage the reinsurance transactions of the produced direct insurance business.

For decades, lack of automation coupled with fragmented information systems of many global insurance and reinsurance organizations have made it difficult to accurately managing complex technical accounting methods causing losses from hard-to-detect errors involving premiums received and payable, claims and risk allocation, unnecessary operating expenses and reduced investment income from the negative impact of delayed claims recovery. Frequently, these shortcomings have been amplified by fragmented business processes, many repetitive, manual paper-based processes, untimely and incomplete collection of data and lack of access to intelligence embedded in an insurance company's own data to facilitate making the correct business decisions. In addition, it is difficult for many organizations to maintain reinsurance contract knowledge as a result of staff turnover since losses may be reported years after a reinsurance contract has been initiated.

STI's reinsurance software enables an organization to overcome the limitations of fragmented business processes and gain control of mission-critical reinsurance administration. The Technical Accounting Transaction Engine, which has been tested by some of the most experienced reinsurance industry professionals, provides the solution that addresses the many problems associated with accurately managing complex technical accounting methods, timely loss recoveries, and error prone business processes. STI's software products allow companies to leverage their substantial investments in existing IT infrastructures while exploiting the many benefits offered by automation of technical accounting transactions. STI believes that the SurSITE(R) reinsurance software solution improves the quality, consistency, and accuracy of work performed and positions management to significantly and measurably reduce operating expenses and reduce errors.

STI's objective is to establish its reinsurance solution as the industry standard in managing complex reinsurance contract combinations throughout the entire reinsurance contract workflow. To achieve this goal STI intends to enhance its technological leadership by adding support for new and evolving premium and claims recovery methods; functionality for trend analysis, capacity utilization and exposure control; accelerating the acceptance of its products by leveraging strategic partnerships; and providing the software and services necessary to conduct safe and reliable technical accounting transactions over the Internet.

Financial Condition and Changes in Financial Condition

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2005 TO 2004

Revenues for 2005 were $0 as compared to $6,900 for 2004. The revenues generated in 2004 were from consulting fees earned on a contract that STI had which was non-recurring in nature.

Cost of revenue for 2005 was $96,123 compared to $119,556 for 2004. The decrease in cost of revenue is due to the development costs incurred under the SPL contract in 2004, that the Company did not incur in 2005.

Operating expenses for 2005 were $1,856,864 as compared to $1,435,553 in 2004, an increase of approximately $420,000 due in large part to the expense associated with the issuance of common stock for services in 2005 versus 2004. Additionally, STI incurred a substantial amount of professional fees in 2005 for services rendered in connection with its merger with NetWorth.

Other income (expense) was $(376,346) for 2005 compared to $(189,885) for 2004. The major difference between the two periods was the interest expense incurred in connection with the increase in the Company's borrowings, particularly the convertible debentures.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The adoption of SFAS No. 123R will not have any affect on the Company's financial position or results of operations.

Inflation

Our monetary assets, consisting primarily of cash and receivables, and our non-monetary assets, consisting primarily of intangible assets and goodwill, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and costs of network services, which may not be readily recoverable in the price of services offered by us.

                                  RISK FACTORS

STI Is Subject to Various Risks That May Materially Harm Its Business, Financial Condition and Results of Operations, If Any of These Risks or Uncertainties Actually Occur, Its Business, Financial Condition or Operating Results Could Be Materially Harmed. Additional Risks That It Currently Does Not Know About or That STI Currently Believes to be Immaterial May Also Impair Its Business Operations.

                         RISKS RELATED TO STI'S BUSINESS

STI Is An Early-Stage Company With An Unproven Business Model, A New and Unproven Software Technology Model and a Short Operating History, Which Makes It Difficult to Evaluate Its Current Business and Future Prospects.

STI has only a limited operating history upon which to base an evaluation of its current business and future prospects. Although it was founded in 1993, it began offering its SurSITE software products in 2003. It was subsequently forced to scale back its sales efforts due to its limited capital and, as a result, experienced a corresponding loss of sales. STI's limited operating history makes an evaluation of its business and prospects very difficult. You must consider its business and prospects in light of the risks and difficulties it encounters as an early-stage company in the rapidly evolving market of reinsurance contract management. These risks and difficulties include, but are not limited to, the following:

o its new and unproven business and software models;

o a limited number of service offerings and risks associated with developing new product and service offerings;

o the difficulties it faces in managing rapid growth in personnel and operations;

o a failure of its physical infrastructure or internal systems caused by a denial of service, third-party attack, employee error or malfeasance, or other causes;

o a general failure of the Internet that impairs its ability to deliver STI's service;

o a loss or breach of confidentiality of customer data;

o the negative impact on its brand, reputation or trustworthiness caused by any significant unavailability of its service;

o the systematic failure of a core component of STI's service from which it would be difficult for it to recover;

o the timing and success of new service introductions and new technologies by its competitors; and

o STI's ability to build brand awareness in a highly competitive market.

STI may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm its business, damage its ability to retain existing customers or obtain new customers and cause its operating results to suffer.

STI Has Historically Lost Money and Losses May Continue In the Future, Which Means That STI May Not Be Able to Continue Operations Unless It Obtains Additional Funding.

STI has historically lost money. In the years ended December 31, 2005 and December 31, 2004, it sustained net losses of $2,329,333 and $1,738,094, respectively. Future losses are likely to occur. Accordingly, STI may experience liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that it will be successful in reaching or maintaining profitable operations.

STI has a limited operating history upon which to evaluate its business plan and prospects. If STI is unable to find alternative financing on commercially reasonable terms, or generate revenue from the sales of its products and services, it could be forced to curtail or cease its operations.

STI has generated limited revenue from operations. If it does not begin generating more revenue, it may have to cease operations. At December 31, 2005, it had an accumulated deficit of $8,594,426. In order to become profitable, STI will need to generate revenues to offset its cost of research and development and general and administrative expenses. It may not achieve or sustain its revenue or profit objectives and its losses may increase in the future and ultimately, it may have to cease operations.

STI's operating results are impossible to predict because it has limited operations. As a result, it cannot determine if it will be successful in its proposed plan of operation. Accordingly, it cannot determine what the future holds for its proposed plan of business. As such an investment in STI's business is extremely risky and could result in the entire loss of its investment.

STI Will Need to Raise Additional Capital to Continue Its Operations.

Unless STI can become profitable with the existing access of funds it has available and its sales efforts, it will require additional capital to sustain operations and STI may need access to additional capital or additional debt financing to expand its business. In addition, to the extent that is has a working capital deficit and cannot offset the deficit from profitable operations it may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. Management cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. STI's inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to its business and may result in a lower stock price.

There Is Substantial Doubt About STI's Ability to Continue As a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means That It May Not Be Able to Continue Operations Unless It Obtains Additional Funding.

The report of its independent registered accounting firm on its December 31, 2005 and 2004 financial statements, as noted in Note 1, included an explanatory paragraph indicating that there is substantial doubt about its ability to continue as a going concern due to its recurring losses from operations.

STI's Limited Operating History May Impede Acceptance of Its Service By Medium-Sized and Large Customers and Therefore Its Ability to Generate Revenue.

STI's ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of its service by medium-sized and large businesses. Its efforts to sell to these customers may not be successful. In particular, because STI is a relatively new company with a limited operating history, these target customers may have concerns regarding its viability and may prefer to purchase critical software applications from one of its larger, more established competitors. Even if STI is able to sell its service to these types of customers, they may insist on additional assurances from management that it will be able to provide adequate levels of service, which could harm its business. STI's prospective customers have expressed such concerns in the past, and its inability to address their concerns has hampered its growth. Additionally, each successive failure to deliver the desired services, or delay in delivering services to customers, further undermines its credibility in the marketplace and ability to sell its software. Delays also allow STI's customers to erode any technological lead it may have in its product.

As More of STI's Sales Efforts Are Targeted At Larger Enterprise Customers, Its Sales Cycle May Become More Time-Consuming and Expensive, Potentially Diverting Resources and Harming Its Business.

As STI targets more of its sales efforts at larger enterprise customers, it will face greater costs, longer sales cycles and less predictability in completing some of its sales. In this market segment, the customer's decision to use its service may be an enterprise-wide decision and, if so, these types of sales would require management to provide greater levels of education to prospective customers regarding the use and benefits of STI's service. In addition, larger customers may demand more customization, integration services and features. As a result of these factors, these sales opportunities may require management to devote greater sales support and professional services resources to individual sales, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions.

STI's Future Financial Performance May Be Hurt to the Extent That Cannot Introduce and Gain Customers Acceptance of Enhanced Editions of Its Service.

STI's future financial performance will depend on its ability to develop and introduce new features to, and new editions of, its service. The success of new features and editions depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair its revenue growth. In addition, the market for its service may be limited if prospective customers, particularly large customers, require customized features or functions that are incompatible with STI's application delivery model. If management is unable to develop new features or enhanced editions of its service that achieve widespread levels of market acceptance, its sales and reputation could suffer, particularly if STI has been successful in meeting management's goal of establishing its products as market leaders. If prospective customers require customized features or functions, its costs could increase and its reputation and sales could be harmed.

If STI Were to Lose the Services of Dan L. Jonson, It May Not Be Able to Execute Its Business Strategy.

Until STI broadens its executive team, its future success depends almost completely upon the continued service of Dan L. Jonson, its Chief Executive Officer, President and sole executive officer. Mr. Jonson is critical to the overall management of STI's company as well as the development of its software, its sales and marketing and its strategic direction. Mr. Jonson is an at-will employee who is working without an employment contract. Further, STI does not maintain any key-person life insurance policies. The loss of Mr. Jonson would likely seriously harm STI's business.

If STI Fails to Develop Its Brand Cost-Effectively, Its Business May Suffer.

Management believes that developing and maintaining awareness of STI's brand in a cost-effective manner is critical to achieving widespread acceptance of its existing and future services, is an important element in attracting new customers and is critical to its goal of being perceived as a market leader. Furthermore, management believes that the importance of brand recognition will increase as competition in STI's market develops. Successful promotion of STI's brand will depend largely on the effectiveness of its marketing efforts and on its ability to provide reliable and useful services at competitive prices. In the past, STI's efforts to build its brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses it incurred in building its brand. If management fails to successfully promote and maintain STI's brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain its brand, it may fail to attract enough new customers or retain its existing customers to the extent necessary to realize a sufficient return on STI's brand-building efforts, and its financial results could suffer.

Any Failure to Adequately Expand STI's Direct Sales Force Will Impede Its Growth and Its Ability to Generate Sales.

Management expects to be substantially dependent on a direct sales force to obtain new customers, particularly large enterprise customers, and to manage STI's customer base. Management believes that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge it needs. Its ability to achieve significant growth in revenue in the future will depend, in large part, on STI's success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Its recent hires and planned hires may not become as productive as management would like, and STI may be unable to hire sufficient numbers of qualified individuals in the future in the markets where it does business. If it is unable to hire and develop sufficient numbers of productive sales personnel, sales of STI's service will suffer. Additionally, its financial resources have limited its ability to recruit employees, partners and customers. Many of its potential employees, partners and customers have expressed the same reluctance to join STI's company until such time as its financial resources are more secure. Until it begins generating significant revenue from customer contracts, management believes this problem will persist.

Sales to Customers Outside the United States Expose STI to Risks Inherent In International Sales.

Sales in Europe represented almost all of STI's total revenue in fiscal years 2003 and 2002. Management intends to expand its domestic and international sales efforts. As a result, STI will be subject to risks and challenges that it would otherwise not face if it conducted its business only in the United States. These risks and challenges include:

o laws and business practices favoring local competitors;

o more established competitors with greater resources;

o compliance with multiple, conflicting and changing governmental laws and regulations, including tax, privacy and data protection laws and regulations;

o different pricing environments;

o difficulties in staffing and managing foreign operations;

o longer accounts receivable payment cycles and other collection difficulties;
and

o regional economic and political conditions.

These factors could harm STI's future international sales.

STI May Not Be Able to Effectively Protect STI's Intellectual Property Rights, Which Could Harm Its Business By Making It Easier for STI's Competitors to Duplicate Its Services.

STI's success depends on its ability to protect its proprietary rights to the technologies used to implement and operate its software in the United States and in foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of its agreements or misappropriates or infringes on STI's intellectual property or the intellectual property licensed to it by third parties, its business would be seriously harmed. To protect its proprietary rights, STI relies on a combination of trade secrets, confidentiality agreements and other contractual provisions and agreements, copyright and trademark laws, which afford it limited protection. The measures management takes to protect its proprietary rights may not be adequate.

STI May Not Effectively Manage the Growth Necessary to Execute Its Business Plan, Which Could Adversely Affect the Quality of Its Operations, Its Costs and Its Ability to Generate Profits.

In order to achieve the critical mass of business activity necessary to successfully execute STI's business plan, STI must significantly increase the number of strategic partners and customers that use its software. This growth will place significant strain on its personnel, systems and resources. Management also expects that STI will continue to hire employees, including technical, management-level employees, and sales staff for the foreseeable future. This growth will require it to improve management, technical, information and accounting systems, controls and procedures. STI may not be able to maintain the quality of its operations, control its costs, continue complying with all applicable regulations and expand its internal management, technical information and accounting systems in order to support its desired growth. Management cannot be sure that STI will manage its growth effectively, and its failure to do so could cause it to reduce or cease operations.

STI depends on recruiting and retaining qualified personnel and its inability to do so would seriously harm its business. Because of the technical nature of STI's services and the market in which it competes, its success depends on the continued services of its current executive officers and its ability to attract and retain qualified personnel with significant expertise. New employees generally require substantial training, which requires significant resources and management attention. Even if STI invests significant resources to recruit, train and retain qualified personnel, it may not be successful in its efforts.

                        RISKS RELATED TO CORNELL CAPITAL

New Shareholders Will Experience Significant Dilution from NetWorth's Sale of Shares Upon Conversion of Cornell Capital's Convertible Debentures and There Could Be a Change In Control of NetWorth.

Secured Convertible Debenture. NetWorth entered into a secured convertible debenture in the principal amount of $1,000,000 dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. NetWorth has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of NetWorth's common stock is less than $.005 (or the market price upon the completion of a 150:1 reverse stock split by NetWorth as proposed in its Schedule 14C now under SEC review). Cornell Capital has a right to convert the debenture into shares of NetWorth common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by NetWorth as proposed in its Schedule 14C now under SEC review) or 80% of the lowest closing bid price of NetWorth's common stock during the thirty trading days immediately prior to the conversion date. In the event NetWorth does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of NetWorth common stock if it would beneficially own in excess of 4.9% of NetWorth's issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Second Amended and Restated Secured Convertible Debenture. NetWorth entered into a second amended and restated convertible debenture in the principal amount of $642,041 dated April 4, 2006. NetWorth has assumed the obligations of STI to Cornell Capital under two secured debentures each in the amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively plus accrued interest of $42,041. Interest payments are to be paid monthly in arrears commencing April 4, 2006 and continuing for the first day of each calendar month thereafter that any amounts due under the convertible debenture are due and payable. The interest includes a redemption premium of 20% in addition to interest set at an annual rate of 8%.

NetWorth has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of NetWorth common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by NetWorth as proposed in its Schedule 14C now under SEC review) or 80% of the lowest closing bid price of NetWorth's common stock during the thirty trading days immediately prior to the conversion date. In the event NetWorth does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of NetWorth common stock if it would beneficially own in excess of 4.9% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Amended and Restated Convertible Compensation Debenture. On April 4, 2006 NetWorth entered into an amended and restated convertible compensation debenture in the amount of $400,000 due April 4, 2008. The debenture is for a fee to be paid to Cornell Capital in connection with the now terminated stand by equity distribution agreement. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above. STI entered into a convertible compensation debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004 that was assigned by STI and assumed by NetWorth on December 20, 2005 under the assignment and assumption agreement dated December 20, 2005. The terms of the secured convertible debenture are the same as the secured convertible debentures described above.

Cornell Capital may convert its convertible debentures totaling $2,088,798 in principal amount into shares of NetWorth's common stock. The subsequent sale of such shares by Cornell Capital could cause significant downward pressure on the price of its common stock. This is especially the case if the shares being placed into the market exceed the market's demand for its common stock. As the stock price of NetWorth's common stock declines, Cornell Capital will be entitled to receive an increasing number of shares under the standby equity distribution agreement and convertible debentures. The sale of such increasing number of shares by Cornell Capital could cause further downward pressure on the stock price to the detriment and dilution of existing investors, as well as investors in this offering. For example, if the price of NetWorth's common stock were $0.10 per share, conversion of $3,000,000 of convertible debenture would result in NetWorth issuing to Cornell Capital and registering for sale 30,000,000 shares of its common stock. If the price of STI's common stock is $0.01 per share, STI would have to issue and register 300,000,000 shares of its common stock.

Further, there is no maximum number of shares NetWorth might be required to issue with market-price based conversion or exercise prices, such as securities issued in connection with the convertible debentures, except for the limitation on Cornell Capital's ownership interest in NetWorth at any one time. The convertible debentures prohibit Cornell Capital from exercising the conversion feature of the convertible debentures if the conversion would result in Cornell Capital beneficially owning more than 4.99% of NetWorth's stock. That prohibition may be waived by written notice to NetWorth, with such notice being effective 61 days after the date of such notice. However, over time, Cornell Capital may acquire and sell a number of shares that far exceeds this limit, through the continual purchase and sale of NetWorth's shares. As a result, there could be a change of control of NetWorth through successive sales by Cornell Capital of a substantial block of its shares of common stock to a stockholder or stockholders acting as a group who could accumulate a sufficient number of shares to elect his or their own directors, as an example.

NetWorth's Stockholders May Experience Significant Dilution If Future Equity Offerings Are Used To Fund Operations or Acquire Businesses.

NetWorth has executed several convertible debentures described above with Cornell Capital.

If working capital or future acquisitions are financed through the issuance of equity securities, such as through with Cornell Capital, NetWorth stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the NetWorth shares of common stock. Further, the conversion of outstanding debt obligations into equity securities, such as the debentures held by Cornell Capital, could have a dilutive effect on NetWorth shareholders.

NetWorth may issue a substantial number of shares of its common stock without investor approval. Any such issuance of our securities in the future could reduce an investor's ownership percentage and voting rights in NetWorth and further dilute the value of a shareholder's investment.

If Cornell Capital Sells Part or All of Its Shares of NetWorth Common Stock In the Market, Such Sales May Cause NetWorth's Stock Price to Decline.

NetWorth is required to register the shares issuable to Cornell Capital upon conversion under the terms of the NetWorth convertible debentures. If and when that registration statement were to be declared effective by the SEC, Cornell Capital would be permitted to sell in the public market common stock issuable to it pursuant to the convertible debentures. Such sales may cause NetWorth's stock price to decline.

If Cornell Capital Were to Sell a Material Amount of Common Stock, the Significant Downward Pressure On the Price of NetWorth's Stock Caused by Those Sales Could Encourage Short Sales by Third Parties, Which Could Contribute to the Further Decline of Its Stock Price.

In many circumstances registering shares upon conversion of debt to equity under the terms of convertible debentures for companies that are traded on the OTCBB has the potential to cause a significant downward pressure on the price of common stock. This is especially true if the shares being placed into the market exceed the ability of the market to absorb the increased stock or if NetWorth has not performed in such a manner to show that the equity funds raised will be used to grow NetWorth. This could result in further downward pressure on the price of NetWorth's common stock.

The outstanding debentures are convertible at a discount to the market price of NetWorth's common stock. As a result, the opportunity exists for short sellers and others to contribute to the future decline of its stock price. Persons engaging in short sales, sell shares that they do not own, and at a later time purchase shares to cover the previous sales. To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short sales will profit from the transaction, and the greater the decline in the stock, the greater the profit to the person engaging in such short-sales. By contrast, a person owning a long position in a stock, such as an investor purchasing shares in this offering, first purchases the shares at the then prevailing market price. If the stock price declines while the person owns the shares, then upon the sale of such shares the person maintaining the long position will incur a loss, and the greater the decline in the stock price, the greater the loss which is incurred by the person owning a long-position in the stock. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more, which in turn may cause long holders of the stock to sell their shares, thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, the price will decline. It is not possible to predict the circumstances whereby short sales could materialize or to what extent the share price could drop.


Item 7.  Financial Statements

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page(s)
                                                                        -------

Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheet as of December 31, 2005                                     F-2

Statements of Operations for the Years Ended
   December 31, 2005 and 2004                                             F-3

Statements of Changes in Stockholders' Equity (Deficit) for the
   Years Ended December 31, 2005 and 2004                                 F-4

Statements of Cash Flows for the Years Ended
    December 31, 2005 and 2004                                            F-5

Notes to Consolidated Financial Statements                            F-6 - F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Networth Technologies, Inc.
Fredrick, Maryland

We have audited the accompanying consolidated balance sheet of Networth Technologies, Inc. (the "Company") as of December 31, 2005 and the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Networth Technologies, Inc. as of December 31, 2005 and 2004, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.






April 14, 2006

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2005


                         ASSETS
                         ------

Current Assets:
  Cash and cash equivalents                                          $      --
                                                                     -----------

    Total Current Assets                                                    --
                                                                     -----------

Fixed Assets, Net of Depreciation                                         13,583
                                                                     -----------

Other Assets:
  Intangible assets, net                                                 480,614
  Security deposits                                                        7,065
                                                                     -----------

    Total Other Assets                                                   487,679
                                                                     -----------

TOTAL ASSETS                                                         $   501,262
                                                                     ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

LIABILITIES
Current Liabilities:
  Current portion of notes payable                                   $   985,000
  Bank overdraft                                                             422
  Notes payable - bank                                                   216,500
  Notes payable - related parties                                        509,786
  Convertible debentures                                               1,376,115
  Derivative liability                                                   547,683
  Current portion of obligations under capital lease                       2,337
  Liability for stock to be issued                                     3,272,721
  Accrued compensation                                                   801,077
  Accounts payable and accrued expenses                                  969,047
                                                                     -----------

      Total Current Liabilities                                        8,680,688
                                                                     -----------
Long-term Liabilities:
  Notes payable, net of current portion                                  415,000
                                                                     -----------

      Total Long-term Liabilities                                        415,000
                                                                     -----------

      Total Liabilities                                                9,095,688
                                                                     -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 Par Value; 8,000,000 shares authorized
    and 0 shares issued and outstanding                                     --
  Class A Preferred stock, $.01 Par Value; 2,000,000 shares
    authorized and 1,114,831 shares issued and outstanding                11,148
  Common stock, $.01 Par Value; 650,000,000 shares authorized
    and 32,501,716 shares issued and 32,313,745 shares outstanding       325,017
  Treasury stock, 187,971 shares, at cost                                (18,797)
  Additional paid-in capital                                             378,965
  Accumulated deficit                                                 (9,290,759)
                                                                     -----------

      Total Stockholders' Deficit                                     (8,594,426)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   501,262
                                                                     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YERAS ENDED DECEMBER 31, 2005 AND 2004




                                                   2005            2004
                                               ------------    ------------

OPERATING REVENUES
  Sales                                        $       --      $      6,900
                                               ------------    ------------

COST OF SALES
   Development costs                                   --            23,433
   Amortization of intangible assets                 96,123          96,123
                                               ------------    ------------
       Total Cost of Sales                           96,123         119,556
                                               ------------    ------------

GROSS (LOSS)                                        (96,123)       (112,656)
                                               ------------    ------------

OPERATING EXPENSES
   Compensation expense                             732,212         475,773
   Professional and consulting fees                 914,402         689,356
   Rent expense                                      94,640          90,536
   Other general and administrative expenses         97,544         145,326
   Depreciation                                      18,066          34,562
                                               ------------    ------------
       Total Operating Expenses                   1,856,864       1,435,553
                                               ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)               (1,952,987)     (1,548,209)

OTHER INCOME (EXPENSE)
   Other income (expense)                           (37,064)       (120,000)
   Gain (loss) on debt extinguishment                  --            83,245
Amortization of debt extinguishment                 (83,245)           --
   Interest income                                       23             181
   Interest expense                                (256,060)       (153,311)
                                               ------------    ------------
       Total Other Income (Expense)                (376,346)       (189,885)
                                               ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES       (2,329,333)     (1,738,094)
Provision for Income Taxes                             --              --
                                               ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES           $ (2,329,333)   $ (1,738,094)
                                               ============    ============

NET LOSS PER BASIC AND DILUTED SHARES          $      (0.10)   $      (0.04)
                                               ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           23,716,609      41,620,628
                                               ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NETWORTH TECHNOLOGIES INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                      Preferred Stock            Common Stock          Treasury
                                                     Shares     Amount         Shares     Amount         Stock
                                                  ------------------------  -----------------------
Balance December 31, 2003                           1,406,531    $ 14,065    13,938,275  $ 139,382      $ (18,797)


Net loss for the year                                       -           -             -          -              -
                                                  ------------------------  -----------------------   ------------

Balance December 31, 2004                           1,406,531      14,065    13,938,275    139,382        (18,797)

Conversion of preferred shares to common shares      (291,700)     (2,917)    2,917,000     29,170              -

Effect of reverse merger                                    -           -             -          -              -

Partial issuance of shares in acquisition of Solution
   Technology, Inc.                                         -           -     9,494,100     94,941              -

Shares issued under convertible debenture agreement         -           -       639,891      6,399              -

Shares issued for services                                  -           -     5,512,450     55,125              -

Liability for stock to be issued                            -           -             -          -              -

Net loss for the year                                       -           -             -          -              -
                                                  ------------------------  -----------------------   ------------

Balance December 31, 2005                           1,114,831    $ 11,148    32,501,716  $ 325,017      $ (18,797)
                                                  ========================  =======================   ============

                                                      Additional
                                                       Paid-in          Accumulated
                                                       Capital           Deficit            Total
                                                     -------------   ----------------   ---------------
Balance December 31, 2003                               $ 188,643       $   (916,153)     $   (592,860)


Net loss for the year                                           -                  -                 -
                                                     -------------   ----------------   ---------------

Balance December 31, 2004                                 188,643           (916,153)         (592,860)

Conversion of preferred shares to common shares           (26,253)                 -                 -

Effect of reverse merger                                        -         (2,840,001)       (2,840,001)

Partial issuance of shares in acquisition of Solution
   Technology, Inc.                                      (162,390)            67,449                 -

Shares issued under convertible debenture agreement        57,590                  -            63,989

Shares issued for services                                321,375                  -           376,500

Liability for stock to be issued                                -         (3,272,721)       (3,272,721)

Net loss for the year                                           -         (2,329,333)       (2,329,333)
                                                     -------------   ----------------   ---------------

Balance December 31, 2005                               $ 378,965       $ (9,290,759)     $ (8,594,426)
                                                     =============   ================   ===============

                 NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                   2005            2004
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $(2,329,333)   $(1,738,094)
                                                                                -----------    -----------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                  114,189        130,685
     (Gain) loss from derivative liability on convertible debenture                  48,798           --
     Common stock issued for consulting services                                    376,500        150,000
     Convertible debenture issued for consulting services                              --          400,000
     (Gain) loss on debt extinguishment                                                --          (83,245)
     Warrant expense                                                                 43,000          7,200
     Amortization of debt extinguishment                                             83,245         12,785

  Changes in assets and liabilities
     Decrease in accounts receivable                                                   --           11,055
     Increase in accrued compensation                                               592,508        239,409
     Increase (decrease) in accounts payable and
       and accrued expenses                                                         570,929        103,356
                                                                                -----------    -----------
     Total adjustments                                                            1,829,169        971,245
                                                                                -----------    -----------

     Net cash (used in) operating activities                                       (500,164)      (766,849)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from note payable - bank                                                16,500        200,000
    Increase in bank overdraft                                                          422           --
    Payments of notes payable                                                          --         (145,000)
    Proceeds from notes payable - related parties, net                              234,843        100,000
    Proceeds from convertible debentures                                            250,000        600,000
    Payments of obligations under capital lease                                      (2,053)        (8,583)
                                                                                -----------    -----------

       Net cash provided by financing activities                                    499,712        746,417
                                                                                -----------    -----------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                          (452)       (20,432)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                 452         20,884
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $      --      $       452
                                                                                ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                            $    35,716    $   119,555
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

    Common stock issued for consulting services                                 $   376,500    $      --
                                                                                ===========    ===========


    Reclassification of deferred compensation to note payable - related party   $   150,000    $      --
                                                                                ===========    ===========

    Liabilities assumed in reverse merger
      Convertible debentures - prior owner                                      $   625,000    $      --
                                                                                ===========    ===========
      Accounts payable                                                          $   150,000    $      --
                                                                                ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

            On May 19, 2005, Networth Technologies, Inc. (the "Company"), Solution Technology International, Inc. ("STI") and STI Acquisition Company Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquirer. The merger was effective June 20, 2005. At this time, STI cancelled all of its certificates and will receive in excess of 173,000,000 shares of common stock of the Company. June 20, 2005 is the date in which consideration is deemed to be paid for the STI shares. STI received 9,494,100 of these shares in the quarter ended September 30, 2005.

            Solution Technology International, Inc. (the "Company") incorporated in Delaware on April 27, 1993, is a software product company based in Frederick, Maryland offering an enterprise solution for the global insurance and reinsurance industry. The Company has created complex reinsurance algorithms and methodologies to support automation of complex technical accounting methods and claims recovery processes. The Company has also developed sophisticated expert underwriting methods and trend analysis tools that support the insurance and reinsurance industries.

            Going Concern

            As shown in the accompanying financial statements the Company has had recurring losses of $2,329,333 and $1,738,094 for the years ended December 31, 2005 and 2004, respectively, and has a working capital deficiency of $8,680,688 as of December 31, 2005. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

            Management believes that the Company's capital requirements will depend on many factors including the success of the Company's stock post-merger with Solution Technology, International, Inc. which occurred in May 2005, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations, until the Company can file a registration statement with the Securities and Exchange Commission in order to raise 12 million dollars, which the Company has received a term sheet, to enable the Company to expand and carry out its business plan. The Company's ability to continue as a going concern for a reasonable period is dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

            The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

            Intangible Assets

            Intangible assets consist of software and related technology is carried at cost and is amortized over the period of benefit, ten years, generally on a straight-line basis. These intangible assets are also used as security under the Loan and Security Agreement and an Intellectual Property Agreement entered into with Crosshill (see
            Note 4).

            Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $96,123 and $96,123 for the years ended December 31, 2005 and 2004, respectively.

            In accordance with SFAS No. 2, "Accounting for Research and Development Costs", SFAS No. 68, "Research and Development Arrangements", and SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", technological feasibility for the product was established on January 1, 2001 with completion of the working model.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Intangible Assets (Continued)

            All costs subsequent to this date have been capitalized. Management on an annual basis determines if there is further impairment on their intangible assets. All costs capitalized occurred from 2001 through 2002. At that point the software and related technology was deemed completed.

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

                                                          As of December 31, 2005
                                                   Gross
                                                  Carrying      Accumulated
                                                   Amount       Amortization       Net
                                                 ---------      ------------    ---------
Amortized Intangible Assets:
       Software and related technology           $ 961,229       $ 480,614      $ 480,615
                                                 =========       =========      =========

Amortization Expense:
       For the year ended December 31, 2005                      $  96,123
       For the year ended December 31, 2004                         96,123


Estimated Amortization Expense:

       For the year ended December 31, 2006                      $  96,123
       For the year ended December 31, 2007                         96,123
       For the year ended December 31, 2008                         96,123
       For the year ended December 31, 2009                         96,123
       For the year ended December 31, 2010                         96,123
                                                                 ---------
                    Total                                        $ 480,615
                                                                 =========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Revenue Recognition

            When a software license arrangement requires us to provide significant production, customization or modification of the software, or when the customer considers these services essential to the functionality of the software product, the fees for the product license, implementation services and maintenance and support are recognized using the percentage of completion method. Under percentage of completion accounting, these revenues are recognized as work progresses based upon cost incurred. Any expected losses on contracts in progress are expensed in the period in which the losses become probable and reasonably estimable. If an arrangement includes acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or service can meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier.

            Other elements of our software arrangements are services that do not involve significant production, modification or customization of the Company's software as defined in SOP 97-2. These components do not constitute a significant amount of the revenue generated currently, and did not during the early years of the post technological feasibility period. These components are recognized as the services are performed based on the accrual method of accounting.

            Income Taxes

            The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

            Fair Value of Financial Instruments (other than Derivative Financial Instruments)

            The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company's weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Convertible Instruments

            The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

            Derivative Financial Instruments

            The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Method. These derivative financial instruments are indexed to an aggregate of 54,973,481 shares of the Company's common stock as of December 31, 2004 and 98,723,481 as of December 31, 2005 and are carried at fair value. The embedded conversion feature amounted to $501,455 at December 31, 2004, and $547,683 at December 31, 2005 and the Company recognized a fair value adjustment during the year ended December 31, 2005 of $48,798.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the years ended December 31, 2005 and 2004.

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

            Impairment of Long-Lived Assets

            Long-lived assets, primarily fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (Loss) Per Share of Common Stock

            Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                             December 31,    December 31,
                                                 2005            2004
                                             ------------    ------------


            Net loss                         $ (2,329,333)   $ (1,738,094)
                                             ------------    ------------

            Weighted-average common shares
            Outstanding (Basic)                23,716,609      41,620,628

            Weighted-average common stock
            Equivalents
                 Stock options
                 Warrants
                                             ------------    ------------

            Weighted-average common shares
            Outstanding (Diluted)              23,716,609      41,620,628
                                             ============    ============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock-Based Compensation

            The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

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

            Recent Accounting Pronouncements

            On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 3-     FIXED ASSETS

            Fixed assets as of December 31, 2005 were as follows:

                                             Estimated Useful
                                              Lives (Years)
                                              -------------
            Furniture and fixtures                  7          $23,268
            Machinery and equipment                3-7          80,016
            Leasehold improvements                  6           11,870
            Vehicles                                5           26,908
                                                                ------

                                                               142,062
            Less: accumulated depreciation                     128,479
                                                               -------
            Property and equipment, net                       $ 13,583
                                                              ========

            Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of December 31, 2005 is $8,299. There was $18,066 and $29,324
            charged to operations for depreciation expense for the years ended December 31, 2005 and 2004, respectively.

NOTE 4-     NOTES PAYABLE

            The Company entered into an agreement with the Swiss Pool for Aviation Insurance ("SPL") whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the years ended December 31, 2005 and 2004 were $18,750 and $18,049, respectively. The note payable balance due at December 31, 2005 was $750,000. All amounts are included as current liabilities due to the fact that these amounts are due on demand.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 4-     NOTES PAYABLE  (CONTINUED)

            The Company entered into a revolving promissory note agreement (the "Agreement") with Crosshill Georgetown Capital, L.P. ("Crosshill") on January 10, 2003. Pursuant to the Agreement, Crosshill loaned the Company $750,000 which matures upon the earlier of the Company closing on an equity raise of not less than $2,000,000 or July 10, 2003, which has been amended on various occasions through December 31, 2004. The note accrued interest at 12% annually. This note was converted to long-term debt on July 1, 2004. The Company had $650,000 outstanding at December 31, 2005. Interest expense for the years ended December 31, 2005 and 2004 was $48,750 and $87,792 due to added interest payments due to late payments made by the Company. In accordance with EITF 96-16, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company has recognized a gain of $83,245 due to a substantial modification to the terms of the note agreement. As of December 31, 2005 all $83,245 has been amortized into expense.

            The amounts are secured by a Loan and Security Agreement and an Intellectual Property Security Agreement which includes the Company's software and related technology. In addition, the Company issued 18,604,900 warrants to CrossHill for inducement to enter into the Agreement. In accordance with the third amendment which established March 31, 2004 as the new maturity date, these warrants increase 1,200,000 per month effective April 2004 through June 2004, should the Company fail to repay the note. The value of the warrants utilizing the relative fair value of the instrument amounted to $35,000.


            Notes payable at December 31, 2005 consists of the following:

            Installment note payable to SPL through
            September 2008, principal payment of $50,000 due
            quarterly commencing January 1, 2005 for 15 quarters
            with an annual interest rate of 2.5%.                     $ 750,000

            Installment note payable to Crosshill due through
            April 2007, principal payments of $65,000 payable
            quarterly commencing October 1, 2004 (extended to
            January 1, 2007) interest at 7.5% (with an effective
            interest rate of 12%) due monthly                           650,000
                                                                      ----------

            Total notes payable                                       1,400,000
            Less current maturities                                     985,000
                                                                      ----------

            Notes payable - net of current maturities                 $ 415,000
                                                                      ==========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 4-     NOTES PAYABLE  (CONTINUED)

            The approximate aggregate amount of all note payable maturities for the next three periods ending December 31, 2005 is as follows:

                      2006                        $   985,000
                      2007                            295,000
                      2008                            120,000
                                                  ------------

                                                  $ 1,400,000
                                                  ============

NOTE 5-     NOTES PAYABLE - BANK

            On September 29, 2005, the Company increased their lines of credit to $216,500 from $200, with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5% (9.75% at December 31, 2005). The balance at December 31, 2005 was $216,500. Interest for the years ended December 31, 2005 and 2004 was $18,142 and $2,957, respectively.

NOTE 6-     NOTES PAYABLE - RELATED PARTIES

            The Company has notes payable due to three related parties:

            Two unsecured notes payable in the aggregate amount of $50,000 to a director of the organization, due June 2005 or upon obtaining an equity line of credit whichever is earlier, with interest payable at 8%. Interest expense for the years ended December 31, 2005 and 2004 was $4,000 and $1,333, respectively. As of December 2005, the Company provides the director an update on the status of the repayment of the note. The Company recorded the issuance of 4,000,000 warrants in connection with these notes at $8,000 and that amount is included in additional paid-in capital.

            An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. The balance outstanding at December 31, 2005 is $50,850. Interest expense for the years ended December 31, 2005 and 2004 was $6,348 and $1,286, respectively. As of December 2005, the Company provides the director an update on the status of the repayment of the note.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 6-     NOTES PAYABLE - RELATED PARTIES (CONTINUED)

            The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943, $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. Balance due at December 31, 2005 is $128,750.

            An unsecured $10,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the year ended December 31, 2005 was $792.

            An unsecured $20,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the year ended December 31, 2005 was $1,557.

            On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $131,251. The notes bear interest at 10% per annum. Interest expense for the year ended December 31, 2005 was $3,194.

            On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $100,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the year ended December 31, 2005 was $5,167.


NOTE 7-     CONVERTIBLE DEBENTURES

            On June 28, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. The Company also entered into a $400,000 convertible debenture which was utilized for payment of consulting services. This debenture has a maturity date of June 29, 2007, is non-interest bearing, and convertible into 19,121,211 shares of common stock.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

            On June 29, 2004, Cornell Capital Partners purchased $300,000 of convertible debentures and purchased $300,000 additional debentures on August 26, 2004. These debentures accrue interest at a rate of 5% per year. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at an agreed-upon conversion price. The assets of the Company in accordance with an Inter-creditor Agreement secure the debentures. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at an agreed-upon conversion price. The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company's common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation of $501,455 as of December 31, 2004 and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

            The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $48,798 recognized for the year ended December 31, 2005.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

            On June 6, 2005 the Company issued a secured debenture to Montgomery Equity Partners, Ltd. in the principal amount of $250,000 with interest to accrue at the rate of 12% per year on the unpaid principal balance. Under the terms of the convertible debenture, all principal and accrued interest is payable at the Company's election on the third year anniversary of June 6, 2007 or may be converted by Montgomery Equity Partners at its election at a conversion price equal to the lesser of (i) an amount equal to 110% of the initial bid price of the Company's common stock submitted on Form 211 by a registered market maker to an approved by the NASD or (ii) an amount equal to 80% of the lowest closing bid price of the Company's common stock as quoted by Bloomberg, LP for the five trading days immediately preceding the conversion date. The Company has the right to redeem a portion of all the outstanding principal at a price of 120% of the amount redeemed plus accrued interest. If the Company exercises its right of redemption it must issue a warrant to Cornell Capital to purchase 50,000 shares of the Company's common stock for every $100,000 redeemed. The Company must register any shares of its common stock received by Cornell Capital through conversion or under the warrant should the Company exercise its right of redemption.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

            Interest expense on the convertible debentures was $90,063 and $5,229 for the years ended December 31, 2005 and 2004, respectively. Accrued interest at December 31, 2005 is $49,095. $48,798 was converted from accrued interest ot additional debentures on December 31, 2005.

NOTE 8-     COMMITMENTS AND CONTINGENCIES

            Capital Lease Obligations

            The Company is the lessee of computer equipment and office equipment under capital leases expiring during 2006 in the amount of $11,298. The leases are collateralized by the equipment.

            Minimum lease payments under capital leases at December 31, 2005, are as follows:

                           2006                               $    2,976

                  Less: amounts representing interest               (639)
                  Less: current portion                           (2,337)
                                                              ----------

                           Long-term portion                  $        -
                                                              ==========


            Operating Lease

            The Company has a facility lease for office space and equipment leases with various expiration dates through 2006. Monthly payments for all leases range from $99 to $7,625 per month.

            Minimum lease payments under operating leases at December 31, 2005, are as follows:

                     2006                               $  60,759

            Rent expense for the years ended December 31, 2005 and 2004 was $94,640 and $90,536, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 9-     STOCKHOLDERS' DEFICIT

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

            The Company at December 31, 2005 has 1,114,831 of the Class A Preferred Shares issued and outstanding.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS' DEFICIT (CONTINUED)

            Common Stock

            As of December 31, 2005, the Company has 650,000,000 shares of common stock authorized and 32,501,716 shares issued and 32,313,745 shares outstanding. The par value of the common stock is $.01.

            During the year ended December 31, 2005, the Company issued:

            9,494,100 shares were issued to Solution Technology, Inc. shareholders in the share exchange. This represents a partial issuance.

            2,917,000 shares of common stock in conversion of 291,700 Class A Preferred Shares.

            639,891 shares of common stock to Knightsbridge as noted in Note 7 under the convertible debenture agreement.

            450,000 shares of common stock for services rendered valued at $45,000.

            5,062,450 shares of common stock valued at $694,495 (ranging from $.05 per share to $.10 per share) for director fees.

            Stock Options and Warrants

            If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 9-     STOCKHOLDERS' DEFICIT (CONTINUED)

            Stock Options and Warrants (Continued)



                                                       Years Ended December 31,
                                                        2005              2004
                                                    -------------    -------------
Net loss:
  As reported                                       $  (2,329,333)   $  (1,738,094)
  Add: Stock-based employee compensation expense
included in reported net loss, net of related tax
effects                                                      --               --
  Less: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
effects                                                     (--)             (--)
                                                    -------------    -------------
   Pro forma                                        $  (2,329,333)   $  (1,738,094)
Net loss per share:
   As reported:
      Basic                                         $       (0.10)   $       (0.04)
      Diluted                                       $       (0.10)   $       (0.04)
   Pro forma:
      Basic                                         $       (0.10)   $       (0.04)
      Diluted                                       $       (0.10)   $       (0.04)


NOTE 10-    PROVISION FOR INCOME TAXES

            Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

            At December 31, 2005, deferred tax assets consist of the following:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 10-    PROVISION FOR INCOME TAXES (CONTINUED)

                                                        2005
                                                    ------------
            Net operating losses                    $ 3,158,858
            Amortization of intangible assets           (24,030)
                                                    ------------

                                                      3,134,828

            Valuation allowance                      (3,134,828)
                                                    ------------

                                                    $         -
                                                    ============

            At December 31, 2005, the Company had a net operating loss carryforward in the approximate amount of $9,290,759, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2005 and 2004 is summarized as follows:


                                               --------    --------
                                                 2005        2004
                                               --------    --------

            Federal statutory rate              (34.0)%     (34.0)%


            State income                          3.3         3.3
            taxes, net of federal benefits
            Valuation allowance                  30.7        30.7
                                               --------    --------

                                                    0%          0%
                                               ========    ========

NOTE 11-    LITIGATION

            The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

NOTE 12 -   SUBSEQUENT EVENTS

            In April 2006 the Company entered into a $1,000,000 convertible debenture with Cornell Capital Partners, LP ("Cornell Capital") and amended certain other outstanding agreements in connection with prior convertible debentures totaling $600,000 in principal amount with Cornell Capital and $250,000 with Montgomery Equity Partners, Ltd. ("Montgomery).

            Secured Convertible Debenture. The Company entered into a secured convertible debenture in the principal amount of $1,000,000 dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. NetWorth has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of the Company's common stock is is less than

            $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review). Cornell Capital has a right to convert the debenture into shares of the Company's common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review) or 80% of the lowest closing bid price of the Company's common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company's common stock if it would beneficially own in excess of 4.9% of the Company's issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

            Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company's assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the Company's common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five trading days of such listing, the Company being in default of any other debentures that the Company has issued to Cornell Capital. Following an event of default and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of the lower of $.005 per share or the lowest closing bid price during the thirty days immediately preceding the conversion date.

            Termination Agreement. The standby equity distribution agreement, registration rights agreement, escrow agreement and placement agent agreement, each dated December 20, 2005, were cancelled. Cornell Capital, however, retained the $400,000 Compensation Debenture in connection with the standby equity distribution agreement, the material terms of which are the same as the amended and restated secured convertible debenture described below.

            Second Amended and Restated Secured Convertible Debenture. The Company entered into a second amended and restated convertible debenture in the principal amount of $642,041 dated April 4, 2006. The Company has assumed the obligations of STI to Cornell Capital under two secured debentures each in the amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively plus accrued interest of $42,041. Interest payments are to be paid monthly in arrears commencing April 4, 2006 and continuing for the first day of each calendar month thereafter that any amounts due under the convertible debenture are due and payable. The interest includes a redemption premium of 20% in addition to interest set at an annual rate of 8%. Monthly principal payments are to commence April 4, 2006 with any outstanding principal and interest to be paid in full no later than April 4, 2006.

            The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of the Company's common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review) or 80% of the lowest closing bid price of the Company's common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company's common stock if it would beneficially own in excess of 4.9% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

            Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company's assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the common stock ceasing to be quoted for trading or listing on the OTCBB and not again being quoted or listed for trading within five trading days of such listing, or if the Company being in default of any other debentures issued by the Company to Cornell Capital. Following an event of default, and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of $.01 per share.

            Amended and Restated Investor Registration Rights Agreement. On April 4, 2006 the Company entered into an amended and restated registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement the Company is obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell Capital upon conversion of the $1,000,000 convertible debenture, the warrant shares be to be issued under the warrant to Cornell Capital described above, the $642,041 convertible debenture issued to Cornell Capital, the $256,757 debenture issued to Montgomery and the warrant shares to issued under the warrant to Montgomery. The Company will pay all expenses in connection with such registration. The Company is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell Capital and Montgomery to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

            Amended and Restated Security Agreement. The Company entered into a security agreement dated April 4, 2006 with Cornell Capital and Montgomery. Under the terms of the security agreement, the Company provided a blanket lien to Cornell Capital and Montgomery to secure its obligations under the convertible debentures issued to Cornell Capital and Montgomery, respectively. Under the terms of the security agreement the Company is not allowed to permit any debts or liens against the Company's property other than the lien previously granted by STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between STI and Crosshill Georgetown Capital that the Company has assumed following the merger between the Company and STI.

            Amended and Restated Pledge and Escrow Agreement. The Company entered into a pledge and escrow agreement dated April 4, 2006 with Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, President and CEO of STI, pledged his shares of the Company to secure the Company's obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between the Company and Montgomery. Mr. Jonson's shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or STI to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson's pledged shares can be sold to cover any of the obligations owed by the Company or STI to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

            Irrevocable Transfer Agent Instructions Agreement. The Company entered into an irrevocable transfer agent instructions agreement dated April 4, 2006 among the Company's transfer agent, Olde Montmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq., as escrow agent. Under the terms of the irrevocable transfer agent instructions, the Company's common stock to be issued upon conversion of the convertible debentures for $1,000,000 and $400,000 and any interest and liquidated damages to be converted into shares of the Company's common stock, Olde Monmouth is required to issue those shares to Cornell Capital upon receiving a duly executed conversion notice described in the irrevocable transfer instructions. The Company confirmed under the terms of the irrevocable transfer agent instructions that the conversion shares shall be freely transferable on our books and records and not bear any legend restricting transfer. The transfer agent has agreed to reserve for issuance to Cornell Capital sufficient shares of common stock should Cornell Capital elect to convert any of The Company's obligations under the convertible debenture into shares of the Company's common stock.

            Warrant. The Company issued a warrant for 639,834 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery at an exercise price of $.01 per share. The warrant is exercisable until December 20, 2008. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company's common stock unless the exercise is made within sixty days prior to December 20, 2008. The shares issued upon excise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

            Securities Purchase Agreement. The Company entered into a securities purchase agreement dated April 4, 2006 with Cornell Capital. The securities purchase agreement relates to the $1,000,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company's common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which Mr. Jonson pledged his shares of the Company's common stock to Cornell and Montgomery, (iv) a second amended and restated security agreement among the Company, Cornell Capital, Montgomery and STI and (v) an irrevocable transfer agent instructions letter agreement described above. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell Capital under the warrant and the convertible debenture described above. The Company also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Montgomery and Cornell Capital, a fee equal to 10% of the purchase price or $100,000 and a structuring fee to Yorkville Advisors Management, LLC of $10,000.

            Second Amended and Restated Subsidiary Security Agreement. STI entered into a second amended and restated subsidiary security agreement dated April 4, 2006. The material terms of the second amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell Capital described above.

            Amended and Restated Guaranty. STI entered into an amended and restated guaranty dated April 4, 2006 with Cornell Capital under which it guaranteed as a direct obligor the Company's payment and performance under the $1,000,000 convertible debenture described above, the $400,000 convertible debenture described above, and the $642,041 and the $256,757 convertible debenture issued by the Company to Montgomery, including all collection fees incurred by Cornell Capital and Montgomery should they have to seek enforcement of their rights under the amended and restated guaranty.

            Amended and Restated Secured Convertible Debenture. The Company entered into amended and restated secured convertible debenture with Montgomery in the amount of $256,754 due April 4, 2008. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above.

            Amended and Restated Convertible Compensation Debenture. The Company entered into an amended and restated convertible compensation debenture in the amount of $400,000 due April 4, 2008. The debenture is for a fee to be paid to Cornell Capital in connection with the now terminated stand by equity distribution agreement. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above. STI entered into a convertible compensation debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004 that was assigned by STI and assumed by the Company on December 20, 2005 under the assignment and assumption agreement dated December 20, 2005. The terms of the secured convertible debenture are the same as the secured convertible debentures described above.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, they are designed to provide reasonable assurance of achieving the objectives.

As of December 31, 2005 we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

We filed a Current Report on Form 8-K on March 22, 2006 advising that our financial statements for June 30, 2005 and September 30, 2005 should not be relied upon as a result of material liabilities associated with (i) imbedded derivatives in the Cornell Capital convertible debenture, and (ii) shares of our common stock to be issued to the former STI shareholders under the terms of the merger agreement with STI. These changes were made based upon discussions with the SEC staff and our independent registered accounting firm, Wheeler, Herman, Hopkins & Lagore, P.A., on issues that we believe are unrelated to the quality of our internal controls and are more the result of accounting issues that involve facts independent of recording, processing, summarizing and reporting our daily financial activities.

Changes in Internal Controls:

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information

Not applicable.
                                    PART III


Item 9.  Directors and Executive Officers of the Registrant


                                   MANAGEMENT

The following table sets forth the names, positions and ages of NetWorth's current executive officers and directors. All of NetWorth's directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by NetWorth to become a director or executive officer.

Name                       Age        Position                                     Held Since
----                       ---        --------                                     ----------
Anthony Q. Joffe           63         Chairman of the Board, President and CFO     1999
Robert S. Gigliotti        56         Director                                     1997
Lawrence R. Van Etten      68         Director                                     2000

Anthony Q. Joffe is Chairman of the board of directors and has served as a member of our board of directors since January 12, 1999. In March 1999, Mr. Joffe was elected as chairman. He resigned as president and chief executive officer on May 14, 2001, but remained as Chairman of the Board and a director. In March of 2005 he replaced L. Joshua Eikov who was President and CFO. During the past five years, he has served as Managing Director of NorthStar Capital, an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida that specializes in assisting small to mid-size private and publicly traded companies with business and financial planning, acquisition and divestiture, financial public relations and market position advice, and treasury services. He has also founded a boat financing company in 2001, currently known as USA Boating, for which he serves as President. Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts.

Robert S. Gigliotti is a director and the sole member of the audit committee. He has served as our Secretary from November 10, 1997 until January 12, 1999, and has served as a member of our board of directors since December 11, 1997, and as a member of our audit committee since May 30, 2000. Mr. Gigliotti is currently with The Rehmann Group and prior to this firm he served as the managing tax partner of Perrin, Fordree & Company (with which he was associated since 1976). In 1970, Mr. Gigliotti received a bachelor's degree in business from Alma College, Alma, Michigan, and received his certified public accountant license in 1972.

Lawrence R. Van Etten is a director. Mr. Van Etten was elected as member of our board of directors on May 31, 2000. During the past five years, Mr. Van Etten has served as an executive with the following companies in the United States and
Canada: President, TechTel Communications, Inc., Pompano Beach, Florida, a CLEC service provider, 1998-1999, Vice President, International Digital Communications Systems, Inc., Miami, Florida, 1997-1998, Telecommunications Sales, 1996-1998. Much of Mr. Van Etten's recent work experience has dealt with business management systems, materials management, management development, personal computer application software and the Internet. From May 22, 2000 until December 22, 2000, Mr. Van Etten served as acting president and chief operating officer, and until June 13, 2001 as a member of the board of directors, of AmeriNet Group.com, Inc. (currently Park City Group, Inc.), a publicly traded Delaware corporation. He graduated from New York Military Academy, Cornwall-On-Hudson, New York in 1954 and attended Gettysburg College, Gettysburg, Pennsylvania from 1954 to 1956 and Marist College, Poughkeepsie, New York from 1981 to 1982.

                      COMMITTEES OF THE BOARD OF DIRECTORS

NetWorth is not a "listed company" under Securities and Exchange Commission rules and is therefore not required to have an audit committee comprised of independent directors. Nevertheless, NetWorth's audit committee is comprised solely of Mr. Gigliotti. The board of directors has determined that Mr. Gigliotti is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the audit committee believes that its sole member has sufficient knowledge and experience necessary to fulfill the duties and obligations of an audit committee.

The Board does not have a standing compensation committee. The entire board of directors is responsible for determining the compensation of all executive officers of NetWorth. The board's objectives in its compensation decisions are to establish incentives for NetWorth's executive officers to achieve optimal short-term and long-term operating performance for NetWorth and to link executive and stakeholder interests.

                        DIRECTOR AND OFFICER COMPENSATION

Director Compensation

Directors received compensation of $300 for attendance at each meeting of the board of directors in 2005 and $25,000 for the annual meeting in December 2004. The Chairman of the Board received an additional $5,000 for serving as Chairman of the Board of Directors. In light of the limited cash available to NetWorth, the board of directors agreed in June 2005 to receive this compensation in the form of shares of NetWorth common stock at a per share price of $.02 prior to voiding the 1-for-10 reverse split in November 2005. In light of the corrections to NetWorth's Certificate of Incorporation in November 2005 that voided the 1 or 10 reverse split in December 2004, the directors have 35,650,000 shares at a per share price of $.002.

Code of Ethics

NetWorth does not have a code of ethics. Once the Schedule 14C is effective to implement some important amendments to NetWorth's certificate of incorporation and the Schedule 14f-1 is effective to change the Board of Directors of NetWorth to the STI Board of Directors, the new Board of Directors intends to adopt a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and related regulations require the Company's directors, certain officers, and any persons holding more than 10% of the Company's common stock ("reporting persons") to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this Item 9 any failure to file by these dates during 2005.

NetWorth merged with STI effective June 20, 2005. The initial reports of ownership on Form 3 were subsequently filed late by Dan Jonson and Birgitta Jonson, his wife, on January 26, 2006 in light of the uncertainty regarding the resolution of the unauthorized reverse split that was eventually corrected by filing corrections to NetWorth's certificate of incorporation in November 2005 and execution by NetWorth of a release agreement in January 2006 to allow warrants to be issued to the former STI shareholders so that they could own 90% of NetWorth's issued and outstanding shares of common stock as provided in the merger agreement between NetWorth and STI.

Messrs. Joffe, Gigliotti, White and Van Etten were late in filing Form 4s for transactions that occurred on October 15, 2005.

In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

Item 10.  Executive Compensation

The following table sets forth the compensation awarded by NetWorth for the fiscal years ended December 31, 2003, 2004 and 2005 to its named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation        Long-Term Compensation
                                                 ---------------------      -----------------------
                                                                                       Restricted
                                                                                       Stock          Securities
        Name and                                                            Other      Awards; LTIP   Underlying
       All Other
   Principal Position                       Year     Salary      Bonus      Annual     Payouts        Options/ SARs
     Compensation
   ------------------                       ----     ------      -----      ------     -------        -------------
Anthony Q. Joffe (1)                        2005         -0-      -0-          -0-         -0-                -0-

L. Joshua Eikov (2)                         2004     $82,000      -0-          -0-         -0-                -0-

William O. White (3)                        2003     $49,200      -0-       10,157         -0-                -0-

(1) Mr. Joffe assumed the role of President and Chief Financial Officer of NetWorth upon Mr. Eikov's resignation in March 2005.
(2) Mr. Eikov assumed the duties of Chief Financial Officer beginning in February 2005 and resigned in March 2005.
(3)   Mr. White resigned from the NetWorth Board of Directors on February 21,
      2006.

No officer received perquisites which are in the aggregate, greater than or equal to the lesser of $50,000 or 10% of such officer's annual salary and bonus.

Other compensation consists of the cost of health insurance provided by NetWorth.

Mr. White served as President of the predecessor company to NetWorth, PC Xperts, until the reorganization of that company in August 2004.

There were no option grants to any of NetWorth's named executive officers during the fiscal year ended December 31, 2005 and 2004, and no options were exercised by any named executive officers during the fiscal year ended December 31, 2005 and 2004.

                           NEW DIRECTORS AND OFFICERS

Under the terms of the merger agreement and not less than ten days after Form 14f-1 is sent to NetWorth's shareholders in compliance with Section 14(f) of the Securities Exchange, Messrs. Joffe, Gigliotti, and Van Etten will resign their positions as directors of NetWorth. Thereafter, Messrs. Jonson, Knise, Shor and Spaeth will be appointed to NetWorth's board of directors and have consented to serve in such capacities.

Dan L. Jonson is the President and Chief Executive Officer of STI and a member of its Board of Directors and has been serving in those capacities since 1997, when the company became operational. Prior to launching STI, Mr. Jonson served between 1987 and 1996 as Senior Vice President of Strategic Business Development of Avemco Corporation, a publicly traded niche insurance group specializing in aviation, marine, and collateral protection for banks and the WINS software for the property and casualty insurance market through its fully owned subsidiary, The Wheatley Group Ltd. Between 1980 and 1987, Mr. Jonson served as Vice President of Underwriting of Avemco Insurance Company. Mr. Jonson's expertise in the insurance and reinsurance industry was developed over more than thirty years in various industry positions, with the Skandia Group in Stockholm, Sweden, Extended Reinsurance Group in New York and the Avemco Group based in Frederick, Maryland. Mr. Jonson also gained experience in underwriting at Skandia Group where he was responsible for underwriting, marketing and business development for the North American, Far East and Pacific Rim markets.

Dan F. Knise is currently President and CEO of Ames & Gough, an insurance brokerage and risk management consulting firm specializing in professional liability insurance for architects and engineers, contractors, law firms and managed care firms. Prior to joining Ames & Gough in 2005, Mr. Knise was working with an investment/consulting group to form new insurance entities. Among the insurance entities he formed was Restaurant Insurance Corp., a reinsurance company and underwriting manager, and consulting services for Palmer & Cay (now Wachovia Palmer & Cay). From 1998-2002, Mr. Knise lead the region-wide effort to win the right to host the 2012 Olympic and Paralympic Games in Washington, DC, Virginia, and Maryland. Prior to that he held various senior management positions for Marsh & McLennan and its predecessor firm, Johnson & Higgins. Previously, Mr. Knise also had senior executive roles for SJ Groves & Sons, a Minneapolis-based general contractor and for the Associated General Contractors of America in Washington, DC.

Michael B. Shor is a member of the STI board of directors and has been serving in that capacity since June 2004. Michael B. Shor has over 24 years of executive and sales experience in the insurance, banking, and the investment industries. Since November 2005, Mr. Shor has served as Managing Partner of Global Integrated Solutions, Ltd., an international commodity trading company. Mr. Shor served as Business Development Officer and Relationship Manager at SunTrust Corporation from July 2003 through November 2005. Immediately prior to joining SunTrust, Mr. Shor was serving as a Senior Vice President at Morgan Stanley from July 1999 until June 2003. He has also held Senior Vice President positions at First Union Securities and Wheat First Butcher and Singer. Active in the venture capital community for the past ten years, Mr. Shor has helped numerous private and public companies develop strategies for recognizing and achieving their goals. Among some of his other achievements, Mr. Shor is the founder of The Virginia Baseball Club, which has been working to bring Major League Baseball to Northern Virginia for over a decade. He has also served on the boards or Executive Committees of the Northern Virginia Technology Council, National Diabetes Foundation, Nation Leukemia Foundation, and the Northern Virginia American Lung Association.

Mark Spaeth is a member of the STI board of directors and has served in this capacity since 2002 and has served as Senior Vice President of Technology of STI since May 2005. Prior to joining STI, Mr. Spaeth had been serving as Chief Strategy Officer for Technium, Inc., a Chicago based software consulting firm for the last five years where he lead the company to develop packaged services through the implementation of robust delivery methodologies. During the last 18 years, Mr. Spaeth has worked primarily in technology based roles, including Chief Technology Officer and Software Architect across a wide variety of industries including manufacturing, healthcare, finance and insurance.

Michael Pollack will be the Chief Financial Officer of NetWorth following Messrs. Jonson, Knise, Shor and Spaeth being appointed to NetWorth's Board of Directors. Since April 2005, Mr. Pollack has been providing accounting services through his own company, Michael Pollack CPA. Prior to April 2005, Mr. Pollack was a partner at Bagell Josephs & Company, LLC, the independent accounting firm where he was the partner in charge of the STI account. Mr. Pollack is a graduate from the University of Maryland with a Bachelor of Arts in Economics. Mr. Pollack is a member of the American Institute of Certified Public Accountants.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Owners

As of April 10, 2006, other than the directors and executive officers, to our knowledge no person owned beneficially more than 5% of our common stock.

Directors and Executive Officers

The following table shows the amount of our capital stock beneficially owned by the directors and executive officers named in the Summary Compensation Table above and by all directors and executive officers as a group as of April 10, 2006. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of April 10, 2006, we had 340,317,160 shares of common stock outstanding.

The following table sets forth, as of April 10, 2006, the stock ownership of all persons known to own beneficially more than 5% of NetWorth's common stock voting stock and all directors and officers of NetWorth, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. Unless otherwise stated in the notes to the table, each person named below has sole authority to vote and dispose of the shares shown. Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, in calculating percentage ownership, each person named below is deemed to beneficially own securities that such person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of any security. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrant, but are not deemed outstanding for purposes of computing the percentage of any other person.

--------------------------------------------------- ---------------------------------------------- ----------------------
                 NAME AND ADDRESS                     AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP     PERCENTAGE OF CLASS
               OF BENEFICIAL OWNER
--------------------------------------------------- ---------------------------------------------- ----------------------
Dan L. Jonson                                                      53,123,340 (1)                          16.3%
5210 Chairmans Court, Suite 3
Frederick, MD  21703
--------------------------------------------------- ---------------------------------------------- ----------------------
Subhash Bhatia
5210 Chairmans Court, Suite 3                                      23,833,737 (2)                          7.3%
Frederick, MD  21703
--------------------------------------------------- ---------------------------------------------- ----------------------
Anthony Q. Joffe
101 Southwest 11th Avenue                                          17,231,010                              5.3%
Boca Raton, FL  33486
--------------------------------------------------- ---------------------------------------------- ----------------------
Lawrence R. Van Etten
1601 North 15th Terrace                                            15,985,650                              4.9%
Hollywood, FL  33020
--------------------------------------------------- ---------------------------------------------- ----------------------
Robert S. Gigliotti
901 Wilshire Drive, Suite 400                                      13,197,500                              4.0%
Troy, MI  48084
--------------------------------------------------- ---------------------------------------------- ----------------------
William O. White
8613 Windy Circle                                                  12,962,940                              3.9%
Boynton Beach, Florida  33437
--------------------------------------------------- ---------------------------------------------- ----------------------
All directors and executive officers as a group                    46,414,160                              18.3%
(4 persons)
--------------------------------------------------- ---------------------------------------------- ----------------------

(1) Includes 36,707,304 shares of NetWorth common stock and warrants that automatically convert into 159,175 shares of NetWorth common stock under the release agreement and includes 16,243,278 shares owned by Mr. Jonson's wife, Birgitta Jonson, and warrants that automatically convert into 13,583 shares of NetWorth common stock under the release agreement.

(2) Includes 23,812,717 shares of NetWorth common stock and warrants that automatically convert into 21,020 shares of NetWorth common stock under the release agreement.

Item 12.  Certain Relationships and Related Transactions.

Not applicable.

Item 13.  Exhibits.


Exhibit No.     Description                                                Location
3.1             Articles of Amendment to the Articles of Incorporation     Incorporated by reference to Exhibit 3.1 to the
                                                                           Registrant's Current Report on Form 8-K filed
                                                                           on April 11, 2006 .

3.2             By-Laws                                                    Incorporated by reference to Exhibit 3.2 to the
                                                                           Registrant's Current Report on Form 8-K filed
                                                                           on April 11, 2006.

3.3             Certificate of Renewal and Revival of Charter dated        Incorporated by reference to Exhibit 3.3 to the
                August 13, 2001                                            Registrant's Current Report on Form 8-K filed
                                                                           on April 11, 2006

10.1            Secured Convertible Debenture dated April 4, 2006          Incorporated by reference to Exhibit 10.1 to
                between Cornell Capital and the Company                    the Registrant's Current Report on Form 8-K
                                                                           filed on April 11, 2006

10.2            Termination Agreement dated April 4, 2006 between          Incorporated by reference to Exhibit 10.2 to
                Cornell Capital and the Company                            the Registrant's Current Report on Form 8-K
                                                                           filed on April 11, 2006

10.3            Second Amended and Restated Secured Convertible            Incorporated by reference to Exhibit 10.3 to
                Debenture dated April 4, 2006 between Cornell Capital      the Registrant's Current Report on Form 8-K
                and the Company                                            filed on April 11, 2006

10.4            Amended and Restated Investor Registration Rights          Incorporated by reference to Exhibit 10.4 to
                Agreement dated April 4, 2006 between Cornell Capital      the Registrant's Current Report on Form 8-K
                and the Company                                            filed on April 11, 2006

Exhibit No.     Description                                                Location

10.5            Amended and Restated Security Agreement dated April 4,     Incorporated by reference to Exhibit 10.5 to
                2006 among Cornell Capital, Montgomery Equity Partners     the Registrant's Current Report on Form 8-K
                and the Company                                            filed on April 11, 2006

10.6            Amended and Restated Pledge and Escrow Agreement dated     Incorporated by reference to Exhibit 10.6 to
                April 4, 2006 among Cornell Capital, Montgomery, Dan L.    the Registrant's Current Report on Form 8-K
                Jonson and David Gonzales, Esq.                            filed on April 11, 2006

10.7            Irrevocable Transfer Agent Instructions Agreement dated    Incorporated by reference to Exhibit 10.7 to
                April 4, 2006 among Olde Monmouth Stock Transfer           the Registrant's Current Report on Form 8-K
                Company, Cornell Capital and David Gonzales, Esq.          filed on April 11, 2006

10.8            Warrant dated April 4, 2006 between Montgomery and the     Incorporated by reference to Exhibit 10.8 to
                Company                                                    the Registrant's Current Report on Form 8-K
                                                                           filed on April 11, 2006

10.9            Securities Purchase Agreement dated April 4, 2006          Incorporated by reference to Exhibit 10.9 to
                between Cornell Capital and the Company                    the Registrant's Current Report on Form 8-K
                                                                           filed on April 11, 2006

10.10           Second Amended and Restated Subsidiary Security            Incorporated by reference to Exhibit 10.10 to
                Agreement dated April 4, 2006 between Cornell Capital      the Registrant's Current Report on Form 8-K
                and Solution Technology International                      filed on April 11, 2006

10.11           Amended and Restated Guaranty dated April 4, 2006          Incorporated by reference to Exhibit 10.11 to
                between Cornell Capital and Solution Technology            the Registrant's Current Report on Form 8-K
                International                                              filed on April 11, 2006

21              Subsidiaries of NetWorth Technologies, Inc.                Provided herewith

21.1            Subsidiaries of Registrant                                 Provided herewith

31.1            Certification by Anthony Q. Joffe, Chief Executive         Provided herewith
                Officer and Chief Financial Officer pursuant to Rule
                13a-14(a)

31.2            Certification by Anthony Q. Joffe, Chief Financial         Provided herewith
                Officer, pursuant to Rule 13a-14(a)

32.1            Certification by Anthony Q. Joffe pursuant to 18 U.S.C.    Provided herewith
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002**

** These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing of the Registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Item 14.  Principal Accountant Fees and Services.

      During the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Wheeler Herman Hopkins & Lagore LLP.

--------------------------------------------------------------------------------
                                          2005                2004
--------------------------------------------------------------------------------
Audit Fees                             $60,622.23               $
--------------------------------------------------------------------------------
Audit Related Fees                          $               $12,116
--------------------------------------------------------------------------------
Tax Fees                                    $               $ 4,000
--------------------------------------------------------------------------------
All Other Fees                              $                   $
--------------------------------------------------------------------------------

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements and services that are normally provided by Wheeler Herman Hopkins & Lagore, P.A., in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

      All Other Fees. Consists of fees for products and services other than the services reported above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NETWORTH TECHNOLOGIES, INC.



                                         By       /s/ Anthony Q. Joffe
                                                  ------------------------------
                                         Name:    Anthony Q. Joffe
                                         Title:   President

                                         Date:    April 17, 2006



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                   DATE
---------                       -----                                   ----
/s/ Anthony Q. Joffe            President                               April 17, 2006
---------------------------     Principal Executive Officer and
Anthony Q. Joffe                Director, Principal Financial Officer


/s/ Robert S. Gigliotti         Director                                April 17, 2006
---------------------------
Robert S. Gigliotti


/s/ Lawrence R. Van Etten       Director                                April 17, 2006
---------------------------
Lawrence R. Van Etten