Form 10QSB
period 2006-03-31
NETWORTH TECHNOLOGIES, INC.
filed 2006-05-22
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2006

                         Commission File Number 0-27842

                           NETWORTH TECHNOLOGIES, INC.
                           ---------------------------
               (Exact name of registrant as specified in charter)

                   DELAWARE                         54-1778587
                   --------                         ----------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

    101 SW 11th Avenue, Boca Raton, Florida            33486
    ---------------------------------------            -----
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (561) 392-6010

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006, the Company had outstanding 340,317,100 shares of its common stock, $0.01 par value per share.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE

PART I

ITEM 1. FINANCIAL STATEMENTS                                                 F-1
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 F-4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALSYSIS OR PLAN OF OPERATIONS           1
ITEM 3  CONTROLS AND PROCEDURES                                               3

PART II

ITEM 1. LEGAL PROCEEDINGS                                                     4
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           4
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS                                                              4

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)        F-1

Condensed Consolidated Statements of Operations for the Three Months         F-2
  Ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three months         F-3
  Ended March 31, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements                         F-4

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2006 (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                            $         --
                                                                       ------------

    Total Current Assets                                                         --
                                                                       ------------

Fixed Assets, Net of Depreciation                                            10,678
                                                                       ------------

Other Assets:
  Intangible assets, net                                                    456,583
  Security deposits                                                           7,065
                                                                       ------------

    Total Other Assets                                                      463,648
                                                                       ------------

TOTAL ASSETS                                                           $    474,326
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
  Current portion of notes payable                                     $  1,100,000
  Bank overdraft                                                              4,136
  Notes payable - bank                                                      216,500
  Notes payable - related parties                                           544,311
  Convertible debentures                                                  1,376,115
  Derivative liability                                                      547,683
  Current portion of obligations under capital lease                            528
  Liability for stock to be issued                                        3,272,721
  Accrued compensation                                                      790,302
  Accounts payable and accrued expenses                                   1,157,087
                                                                       ------------

      Total Current Liabilities                                           9,009,383
                                                                       ------------

Long-term Liabilities:
  Notes payable, net of current portion                                     300,000
                                                                       ------------

      Total Long-term Liabilities                                           300,000
                                                                       ------------

      Total Liabilities                                                   9,309,383
                                                                       ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 Par Value; 8,000,000 shares authorized
    and 0 shares issued and outstanding                                          --
  Class A Preferred stock, $.01 Par Value; 2,000,000 shares
    authorized and 0 shares issued and outstanding                               --
  Common stock, $.01 Par Value; 650,000,000 shares authorized
    and 340,317,100 shares issued and 340,129,129 shares outstanding      3,403,171
  Additional paid-in capital                                             12,886,426
  Accumulated deficit                                                   (25,105,857)
                                                                       ------------
                                                                         (8,816,260)
  Treasury stock, 187,971 shares, at cost                                   (18,797)
                                                                       ------------
      Total Stockholders' Deficit                                        (8,835,057)
                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    474,326
                                                                       ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                    2006             2005
                                               -------------    -------------

OPERATING REVENUES
  Sales                                        $          --    $          --
                                               -------------    -------------

COST OF SALES
   Amortization of intangible assets                  24,031           24,031
                                               -------------    -------------
       Total Cost of Sales                            24,031           24,031
                                               -------------    -------------

GROSS (LOSS)                                         (24,031)         (24,031)
                                               -------------    -------------

OPERATING EXPENSES
   Compensation expense                                   --          122,723
   Professional and consulting fees                   44,055            5,934
   Rent expense                                       37,415           22,874
   Other general and administrative expenses          39,568           22,875
   Depreciation                                        2,905            3,030
                                               -------------    -------------
       Total Operating Expenses                      123,943          177,436
                                               -------------    -------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (147,974)        (201,467)

OTHER INCOME (EXPENSE)
   Other income (expense)                                 --          (20,811)
   Interest expense                                  (74,813)         (18,120)
                                               -------------    -------------
       Total Other Income (Expense)                  (74,813)         (38,931)
                                               -------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (222,787)        (240,398)
Provision for Income Taxes                                --               --
                                               -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES           $    (222,787)   $    (240,398)
                                               =============    =============

NET LOSS PER BASIC AND DILUTED SHARES          $       (0.00)   $       (0.00)
                                               =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           333,857,160      151,569,654
                                               =============    =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                            2006         2005
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(222,787)   $(240,398)
                                                         ---------    ---------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          26,936       27,061
     Amortization of debt extinguishment                        --       20,812

  Changes in assets and liabilities
     (Increase) in prepaid expenses and other assets            --       (7,625)
     Increase (decrease) in accrued compensation           (10,775)     133,354
     Increase (decrease) in accounts payable and
       and accrued expenses                                169,605       28,500
                                                         ---------    ---------
     Total adjustments                                     185,766      202,102
                                                         ---------    ---------

     Net cash (used in) operating activities               (37,021)     (38,296)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                  --       40,000
    Proceeds from note payable - bank                           --           --
    Increase in bank overdraft                               3,714           --
    Payments of notes payable                                   --           --
    Proceeds from notes payable - related parties, net      34,525       49,329
    Proceeds from convertible debentures                        --           --
    Payments of obligations under capital lease             (1,218)        (780)
                                                         ---------    ---------

       Net cash provided by financing activities            37,021       88,549
                                                         ---------    ---------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                   --       50,253

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                         --          452
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $      --    $  50,705
                                                         =========    =========

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                     $  54,916    $  18,120
                                                         =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      Going Concern
      -------------

      As shown in the accompanying financial statements the Company had recurring losses of $225,281 and $240,398 for the three months ended March 31, 2006 and 2005, respectively, and has a working capital deficiency of $9,011,877 as of March 31, 2006. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

      Management believes that the Company's capital requirements will depend on many factors including the success of the Company's stock post-merger with Solution Technology International Inc. which occurred in May 2005, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations, until the Company can file a registration statement with the Securities and Exchange Commission in order to raise 12 million dollars, which the Company has received a term sheet, to enable the Company to expand and carry out its business plan. The Company's ability to continue as a going concern for a reasonable period is dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

      The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation
      ---------------------------

      The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Use of Estimates
      ----------------

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

      Cash and Cash Equivalents
      -------------------------

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

      Intangible Assets
      -----------------

      Intangible assets consist of software and related technology is carried at cost and is amortized over the period of benefit, ten years, generally on a straight-line basis. These intangible assets are also used as security under the Loan and Security Agreement and an Intellectual Property Agreement entered into with Crosshill (see Note 4).

      Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $24,031 and $24,031 for the three months ended March 31, 2006 and 2005, respectively.

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

                                                           As of March 31, 2006
                                                     Gross
                                                    Carrying    Accumulated
                                                     Amount     Amortization      Net
                                                    ---------   ------------   ---------
Amortized Intangible Assets:

      Software and related technology               $ 961,229   $    504,646   $ 456,583
                                                    =========   ============   =========

Amortization Expense:

      For the three months ended March 31, 2006                 $     24,031
      For the three months ended March 31, 2005                       24,031

Estimated Amortization Expense:

      For the nine months ended December 31, 2006               $     72,091
      For the year ended December 31, 2007                            96,123
      For the year ended December 31, 2008                            96,123
      For the year ended December 31, 2009                            96,123
      For the year ended December 31, 2010                            96,123
                                                                ------------
              Total                                             $    456,583
                                                                ============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Revenue Recognition
      -------------------

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

      Income Taxes
      ------------

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Convertible Instruments
      -----------------------

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

      Derivative Financial Instruments
      --------------------------------

      The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Method. These derivative financial instruments are indexed to an aggregate of 400,070,711 shares of the Company's common stock as of March 31, 2006 and are carried at fair value. The embedded conversion feature amounted to $547,683 at March 31, 2006 and the Company recognized a fair value adjustment during the three months ended March 31, 2006 of $48,798.

      Advertising Costs
      -----------------

      The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005.

      Fixed Assets
      ------------

      Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Fixed Assets (Continued)
      ------------

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

      Accounts Receivable
      -------------------

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

      Impairment of Long-Lived Assets
      -------------------------------

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

      (Loss) Per Share of Common Stock
      --------------------------------

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (Loss) Per Share of Common Stock (Continued)
      --------------------------------------------

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                         March 31,        March 31,
                                            2006             2005
                                       -------------    -------------

      Net loss                         $    (222,787)   $    (240,398)
                                       -------------    -------------

      Weighted-average common shares
      Outstanding (Basic)                333,857,160      151,569,654

      Weighted-average common stock
      Equivalents
        Stock options
        Warrants
                                       -------------    -------------

      Weighted-average common shares
      Outstanding (Diluted)              333,857,160      151,569,654
                                       =============    =============

      Stock-Based Compensation
      ------------------------

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements
      --------------------------------

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

      In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 is a replacement of APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 3- FIXED ASSETS

      Fixed assets as of March 31, 2006 were as follows:

                                       Estimated
                                        Useful
                                         Lives
                                        (Years)
                                       ---------   --------

      Furniture and fixtures               7       $ 23,268
      Machinery and equipment             3-7        80,016
      Leasehold improvements               6         11,870
      Vehicles                             5         26,908

                                                    142,062
      Less: accumulated depreciation                131,384
      Property and equipment, net                  $ 10,678


      Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of March 31, 2006 is $8,702. There was $2,905 and $3,030 charged to operations for depreciation expense for the three months ended March 31, 2006 and 2005, respectively.

NOTE 4- NOTES PAYABLE

      The Company entered into an agreement with the Swiss Pool for Aviation Insurance ("SPL") whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the three months ended March 31, 2006 and 2005 were $4,688 and $4,688, respectively. The note payable balance due at March 31, 2006 was $750,000.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 4- NOTES PAYABLE (CONTINUED)

      The Company had $650,000 outstanding at March 31, 2006. Interest expense for the three months ended March 31, 2006 and 2005 was $12,188 and $12,188, respectively. In accordance with EITF 96-16, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company had recognized a gain of $83,245 on December 31, 2004 due to a substantial modification to the terms of the note agreement. As of March 31, 2005 all $20,811 had been amortized into expense.

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

      September 2008, principal payment of $50,000 due quarterly commencing January 1, 2005 for 15 quarters with an annual
      interest rate of 2.5%                                        $  750,000

      Installment note payable to Crosshill due through April
      2007, principal payments of $65,000 payable quarterly
      commencing October 1, 2004 (extended to January 1, 2007)
      interest at 7.5% (with an effective interest rate of 12%)
      due monthly                                                     650,000
                                                                   ----------

      Total notes payable                                           1,400,000
      Less current maturities                                       1,100,000
                                                                   ----------

      Notes payable - net of current maturities                    $  300,000
                                                                   ==========

            The approximate aggregate amount of all note payable maturities for the next two periods ending March 31, 2006 is as follows:

            2007         $1,100,000
            2008            300,000
                         ----------

                         $1,400,000
                         ==========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 5- NOTES PAYABLE - BANK

      On September 29, 2005, the Company increased their lines of credit to $216,500 from $200,000, with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5% (10.25% at March 31, 2006). The balance at March 31, 2006 was $216,500. Interest for the three months ended March 31, 2006 and 2005 was $5,297 and $4,250, respectively.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

      The Company has notes payable due to three related parties:

      Two unsecured notes payable in the aggregate amount of $50,000 to a director of the organization, due June 2005 or upon obtaining an equity line of credit whichever is earlier, with interest payable at 8%. Interest expense for the three months ended March 31, 2006 and 2005 was $1,000 and $0, respectively. As of March 2006, the Company provides the director an update on the status of the repayment of the note. The Company recorded the issuance of 4,000,000 warrants in connection with these notes at $8,000 and that amount is included in debt.

      An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. The balance outstanding at March 31, 2006 is $50,310. Interest expense for the three months ended March 31, 2006 and 2005 was $816 and $651, respectively. As of March 2006, the Company provides the director an update on the status of the repayment of the note.

      The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943, $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. Balance due at March 31, 2006 is $128,750.

      An unsecured $10,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the three months ended March 31, 2006 and 2005 was $250 and $42, respectively.

      An unsecured $20,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the three months ended March 31, 2006 and 2005 was $500 and $57, respectively.

      An unsecured $5,000 note payable to a director of the organization, due December 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the three months ended March 31, 2006 was $63.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 6- NOTES PAYABLE - RELATED PARTIES (CONTINUED)

      On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $153,251. The notes bear interest at 10% per annum. Interest expense for the three months ended March 31, 2006 was $3,981.

      On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $100,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the three months ended March 31, 2006 was $2,500.

      The Company entered into two unsecured notes payable due December 31, 2006 for $5,000 each with two different parties at 10% interest, one in January 2006 and one on February 2006. Interest expense for the three months ended March 31, 2006 was $146.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

      Interest expense on the convertible debentures was $29,135 and $12,000 for the three months ended March 31, 2006 and 2005, respectively. Accrued interest at March 31, 2006 is $85,487. $48,798 was converted from accrued interest to additional debentures on December 31, 2005. The Company entered into amended and restated agreements on April 6, 2006 with respect to its convertible debentures. See Subsequent Events (Note 12).

NOTE 8- COMMITMENTS AND CONTINGENCIES

      Capital Lease Obligations
      -------------------------

      The Company is the lessee of computer equipment and office equipment under capital leases expiring during 2006 in the amount of $11,298. The leases are collateralized by the equipment.

      Minimum lease payments under capital leases at March 31, 2006, are as follows:

                  2006                         $ 913
      ----------------------------------------------
      Less: amounts representing interest       (385)
      Less: current portion                     (528)
                                               -----
                  Long-term portion            $  --
                                               =====


      Operating Lease
      ---------------

      The Company has a facility lease for office space and equipment leases with various expiration dates through 2006. Monthly payments for all leases range from $99 to $7,625 per month.

      Rent expense for the three months ended March 31, 2006 and 2005 was $37,415 and $22,874, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

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

      The Company at March 31, 2006 has no Class A Preferred Shares issued and outstanding. The Company converted 1,530,000 preferred shares in February 2006 to common shares.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 9- STOCKHOLDERS' DEFICIT (CONTINUED)

      Common Stock
      ------------

      As of March 31, 2005, the Company has 650,000,000 shares of common stock authorized and 340,317,100 shares issued and 340,129,129 shares outstanding. The par value of the common stock is $.01.

      During the three months ended March 31, 2006, the Company issued:

      292,515,400 shares of common stock on January 5, 2006 to effectuate a 10 for 1 stock split approved by the Company's board of directors. The shares have been retroactively stated in these statements to reflect the stock split as of January 1, 2005.

      15,300,000 shares of stock in conversion of 1,530,000 shares of preferred stock.

      During the year ended December 31, 2005, the Company issued:

      94,941,000 shares were issued to Solution Technology, Inc. shareholders in the share exchange. This represents a partial issuance.

      29,170,000 shares of common stock in conversion of 291,700 Class A Preferred Shares.

      6,398,910 shares of common stock to Knightsbridge as noted in Note 7 under the convertible debenture agreement.

      4,500,000 shares of common stock for services rendered valued at $45,000.

      50,624,500 shares of common stock valued at $694,495 (ranging from $.05 per share to $.10 per share) for director fees.

      Stock Options and Warrants
      --------------------------

      If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 9- STOCKHOLDERS' DEFICIT (CONTINUED)

                     Stock Options and Warrants (Continued)

                                                       Three Months Ended
                                                            March 31,
                                                       2006           2005
                                                   -----------    -----------
      Net loss:
        As reported                                  ($222,787)     ($240,398)

        Add: Stock-based employee compensation
          expense included in reported net
          loss, net of related tax effects                  --             --
        Less: Total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards, net of related tax effects           (--)           (--)
                                                   -----------    -----------
        Pro forma                                    ($222,787)     ($240,398)
      Net loss per share:
        As reported:
          Basic                                     ( $0.00)           ($0.00)
          Diluted                                       ($0.00)        ($0.00)
        Pro forma:
          Basic                                         ($0.00)        ($0.00)
          Diluted                                       ($0.00)        ($0.00)


      There were no options or warrants issued for the three months ended March 31, 2006 and 2005, respectively. On April 4, 2006, the Company issued 639 834 warrants to Cornell Capital Partners, L.P. (see Note 12).

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

      At March 31, 2006, deferred tax assets consist of the following:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)

      Net operating losses                 $8,535,991
      Amortization of intangible assets       (24,031)
                                          -----------

                                            8,511,960

      Valuation allowance                  (8,511,960)
                                          -----------

                                          $        --
                                          ===========

      At March 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $25,105,857, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

      A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2006 and 2005 is summarized as follows:

                                 ----------------
                                 2006        2005
                                 ----        ----

      Federal statutory rate     (34.0)%     (34.0)%
      State income taxes          3.3         3.3
      Valuation allowance        30.7        30.7
                                 ----        ----
                                    0%          0%
                                 ====        ====

NOTE 11- LITIGATION

      The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the condensed consolidated financial position or results of operations of the Company.

NOTE 12- SUBSEQUENT EVENTS

      In April 2006, the Company entered into a $1,000,000 convertible debenture with Cornell Capital Partners, LP ("Cornell Capital") and amended certain other outstanding agreements in connection with prior convertible debentures totaling $600,000 in principal amount with Cornell Capital and $250,000 with Montgomery Equity Partners, Ltd. ("Montgomery").

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 12- SUBSEQUENT EVENTS (CONTINUED)

      SECURED CONVERTIBLE DEBENTURE. The Company entered into a secured convertible debenture in the principal amount of $1,000,000 dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of the Company's common stock is less than $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review). Cornell Capital has a right to convert the debenture into shares of the Company's common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) conversion price which is equal to the lesser of $.005 (or the market price upon the completion of a 150:1 reverse stock split by the Company as proposed in its Schedule 14C now under SEC review) or 80% of the lowest bid price of the Company's common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company's common stock if it would beneficially own in excess of 4.9% of the Company's issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

      Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company's assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the Company's common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five days trading days of such listing, the Company being in default of any other debentures that the Company has issued to Cornell Capital. Following an event of default and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of the lower of $.005 per share or the lowest closing bid price during the thirty days immediately preceding the conversion date.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 12- SUBSEQUENT EVENTS (CONTINUED)

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 12- SUBSEQUENT EVENTS (CONTINUED)

      AMENDED AND RESTATED INVESTOR REGISTRATION RIGHTS AGREEMENT. On April 4, 2006 the Comapny entered into an amended and restated registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement the Company is obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell Capital upon conversion of the $1,000,000 convertible debenture, the warrant shares to be issued under the warrant to Cornell Capital described above, the $642,041 convertible debenture issued to Cornell Capital, the $256,757 debenture issued to Montgomery and the warrant shares to be issued under the warrant to Montgomery. The Company will pay all expenses in connection with such registration. The Company is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell Capital and Montgomery to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

      AMENDED AND RESTATED SECURITY AGREEMENT. The Company entered into a security agreement dated April 4, 2006 with Cornell Capital and Montgomery. Under the terms of the security agreement, the Comapny provided a blanket lien to Cornell Capital and Montgomery to secure its obligations under the convertible debentures issued to Cornell Capital and Montgomery, respectively. Under the terms of the security agreement the Company is not allowed to permit any debts or liens against the Company's property other than the lien previously granted by STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between STI and Crosshill Georgetown Capital that the Company has assumed following the merger between the Company and STI.

      AMENDED AND RESTATED PLEDGE AND ESCROW AGREEMENT. The Company entered into a pledge and escrow agreement dated April 4, 2006 with Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, President and CEO of STI, pledged his shares of the Comapny to secure the Company's obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between the Company and Montgomery. Mr. Jonson's shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or STI to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson's pledged shares can be sold to cover any of the obligations owed by the Company or STI to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 12- SUBSEQUENT EVENTS (CONTINUED)

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

      WARRANT. The Company issued a warrant dated April 4, 2006 for 639,834 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery at an exercise price of $.01 per share. The warrant is exercisable until December 20, 2008. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company's common stock unless the exercise is made within sixty days prior to December 20, 2008. The shares issued upon excise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 12- SUBSEQUENT EVENTS (CONTINUED)

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

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Operating expense for 2006 was $123,943 compared to $177,436 for 2005. The decrease in cost of revenue is primarily attributable to a decrease in compensation expense since the Company terminated a number of employees.

Other income (expense) was $(74,813) for 2006 compared to $(38,931) for 2005. The increase in interest expense in 2006 was a result of related party loans and debentures and an increase in the interest rate on the debentures.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had a net working capital deficit of $9,009,383. The working capital deficit was mainly due to liability associated with the common stock to be issued to the former shareholders of STI under the terms of the merger agreement between STI and Networth in the amount of $3,272,721, the convertible debentures the Company has of $1,376,115, other notes payable of $1,100,000 and accounts payable and accrued expenses of $1,157,087 which includes deferred compensation of $870,625. The Company believes that a majority of these liabilities can be either converted to equity securities or paid with future financings from Cornell Capital or other equity investors.

The Company used $37,021 in operating activities in 2006 mostly due to the operating loss of $147,974 for the three months ended March 31, 2006, compared to using $38,296 in 2005 and a net loss of $240,398 for the three months ended March 31, 2005. Changes in operating assets and liabilities were fairly consistent period to period. The main variance from the two periods was the decrease in compensation expense as a result of having fewer employees to conserve cash until sales through its existing employees allows it to increase the number of its employees.

The Company had net cash provided by financing activities of $37,021in 2006 compared to $88,549 in 2005. This decrease was attributable to fewer borrowings in 2006.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2006 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

The Company implemented an Internal Control Policy allowing for the confidential receipt and treatment of complaints in regards to the Company's internal accounting controls and auditing matters. A director, officer or employee may file a confidential and anonymous concern regarding questionable accounting or auditing matters to an independent representative of the Company's Audit Committee. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of that date, our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective.

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

James Andrew Rice v. Solution Technology International, Inc. and Dan Jonson (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Solution Technology International, Inc., has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. An answer by defendants is due June 5, 2006. Mr. Jonson is President of our wholly-owned subsidiary, STI. The Company believes that plaintiff's claims in this litigation are without merit and intends to vigorously defend itself. An unfavorable ruling could result in a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

Item 2. Defaults Upon Senior Securities

NetWorth received a total of $625,000 under secured convertible debentures issued to Montgomery Equity Partners, Ltd. ("Montgomery") and Advantage Capital Development Corp. ("Advantage"), companies affiliated with Cornell Capital Partners, LP to the Company's knowledge, that are convertible into shares of our Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures matured in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company's assets. The Company is in default under the terms of the convertible debentures. Montgomery assigned its interest in the debenture to Advantage on March 10, 2005. Accordingly, Advantage has the right to accelerate all payments owed of principal and interest or they can convert the amounts owed into shares of our Common Stock. Advantage has sent to NetWorth a request dated March 29, 2006 to convert $25,000 of the debenture to 27,173,913 shares of NetWorth common stock under the conversion terms of the debenture.

Item 6.  Exhibits

Exhibit No.:                Description                            Location
------------                -----------                            --------

31.1           Certification of Chief Executive Officer        Provided herewith
               Pursuant to Section 302 of the
               Sarbanes-Oxley Act

31.2           Certification of Principal Financial and        Provided herewith
               Principal Accounting Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act

32.1*          Certification of Chief Executive Officer        Provided herewith
               and Principal Financial Officer Pursuant to Section 906 of theSarbanes-Oxley Act.

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

                                       NETWORTH TECHNOLOGIES, INC.

Date: May 22, 2006                  By: /s/ Anthony Q. Joffe
                                       ------------------------------------
                                       Anthony Q. Joffe, Chief Executive
                                       Officer and Chief Financial Officer