Form 10KSB/A
period 2005-12-31
NETWORTH TECHNOLOGIES, INC.
filed 2006-05-30
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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


/s/ Wheeler, Herman, Hopkins & Lagor, P.A.

Tampa, Florida

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
                                                                     ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

LIABILITIES
Current Liabilities:
  Current portion of notes payable                                   $   985,000
  Bank overdraft                                                             422
  Notes payable - bank                                                   216,500
  Notes payable - related parties                                        509,786
  Convertible debentures                                               1,376,115
  Derivative liability                                                   547,683
  Current portion of obligations under capital lease                       2,337
  Liability for stock to be issued                                     3,272,721
  Accrued compensation                                                   801,077
  Accounts payable and accrued expenses                                  969,047
                                                                     -----------

      Total Current Liabilities                                        8,680,688
                                                                     -----------
Long-term Liabilities:
  Notes payable, net of current portion                                  415,000
                                                                     -----------

      Total Long-term Liabilities                                        415,000
                                                                     -----------

      Total Liabilities                                                9,095,688
                                                                     -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 Par Value; 8,000,000 shares authorized
    and 0 shares issued and outstanding                                     --
  Class A Preferred stock, $.01 Par Value; 2,000,000 shares
    authorized and 1,114,831 shares issued and outstanding                11,148
  Common stock, $.01 Par Value; 650,000,000 shares authorized
    and 32,501,716 shares issued and 32,313,745 shares outstanding       325,017
  Treasury stock, 187,971 shares, at cost                                (18,797)
  Additional paid-in capital                                          14,951,129
  Accumulated deficit                                                (23,862,923)
                                                                     -----------

      Total Stockholders' Deficit                                     (8,594,426)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   501,262
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


                                                                Preferred Stock                  Common Stock
                                                                                         ----------------------------
                                                            Shares          Amount         Shares           Amount
                                                         ----------------------------    ------------    ------------

Balance December 31, 2003                                   1,406,531    $     14,065     123,773,963    $  1,237,740

Shares issued for services rendered by
 employees and directors                                           --              --         616,700           6,167

Shares issued for services rendered by
 employees and directors                                           --              --         514,500           5,145

Cancellation of issuable shares                                    --              --         (33,000)           (330)

Shares issued for services rendered by
 employees and directors                                           --              --         470,000           4,700

Exercise of options to purchase common stock                       --              --         547,500           5,475

Shares issued to employees, consultants and attorneys              --              --       7,684,190          76,842

Shares issued in reverse merger of Networth
 Systems, Inc. (a recapitalization)                                --              --      75,000,002         750,000

Shares issued to directors in connection
 with reverse merger                                               --              --       6,500,000          65,000

Shares issued  under director and
 officer compensation plan                                         --              --       6,704,000          67,040

1 for 10 reverse stock split                                       --              --    (207,839,580)     (2,078,397)

Net loss for the year                                              --              --              --              --
                                                         --------------------------------------------------------------

Balance December 31, 2004                                   1,406,531          14,065      13,938,275         139,382

Issuance of common stock under convertible
 debenture agreement                                               --              --         639,891           6,399

Shares issued for financial printing services                      --              --         450,000           4,500

Shares issued to directors for services rendered                   --              --       5,062,450          50,625

Shares issued in reverse merger of Solution Technology
 International, Inc. (a recapitalization)                          --              --       9,494,100          94,941

Conversion of preferred shares into common shares            (291,700)         (2,917)      2,917,000          29,170

Liability for stock to be issued                                   --              --              --      (3,272,721)

Net loss for the year                                              --              --              --              --
                                                         --------------------------------------------------------------

Balance December 31, 2005                                   1,114,831    $     11,148      32,501,716    $    325,017
                                                         ==============================================================


                                                                           Additional
                                                             Treasury        Paid-in       Accumulated
                                                              Stock          Capital         Deficit          Total
                                                           ------------    ------------    ------------    ------------

Balance December 31, 2003                                  $    (18,797)   $ 16,246,787    $(19,795,496)   $ (2,296,904)

Shares issued for services rendered by
 employees and directors                                             --           8,193              --          14,360

Shares issued for services rendered by
 employees and directors                                             --           5,145              --          10,290

Cancellation of issuable shares                                      --            (370)             --            (700)

Shares issued for services rendered by
 employees and directors                                             --           4,700              --           9,400

Exercise of options to purchase common stock                         --          (5,475)             --              --

Shares issued to employees, consultants and attorneys                --          13,667              --          90,509

Shares issued in reverse merger of Networth
 Systems, Inc. (a recapitalization)                                  --        (750,000)             --              --

Shares issued to directors in connection
 with reverse merger                                                 --         (65,000)             --              --

Shares issued  under director and
 officer compensation plan                                           --          67,040              --         134,080

1 for 10 reverse stock split                                         --       2,078,397              --              --

Net loss for the year                                                --              --      (1,738,094)     (1,738,094)
                                                         --------------------------------------------------------------

Balance December 31, 2004                                       (18,797)     17,603,084     (21,533,590)     (3,795,856)

Issuance of common stock under convertible
 debenture agreement                                                 --          57,590              --          63,989

Shares issued for financial printing services                        --          40,500              --          45,000

Shares issued to directors for services rendered                     --         643,870              --         694,495

Shares issued in reverse merger of Solution Technology
 International, Inc. (a recapitalization)                            --         (94,941)             --              --

Conversion of preferred shares into common shares                    --         (26,253)             --              --

Liability for stock to be issued                                     --      (3,272,721)

Net loss for the year                                                --              --      (2,329,333)     (2,329,333)
                                                         --------------------------------------------------------------

Balance December 31, 2005                                  $    (18,797)   $ 14,951,129    $(23,862,923)   $ (8,594,426)
                                                         ==============================================================


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

            At December 31, 2005, deferred tax assets consist of the following:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 10-    PROVISION FOR INCOME TAXES (CONTINUED)

                                                        2005
                                                    ------------
            Net operating losses                    $ 8,113,394
            Amortization of intangible assets           (24,030)
                                                    ------------

                                                      8,089,364

            Valuation allowance                      (8,089,364)
                                                    ------------

                                                    $         -
                                                    ============

            At December 31, 2005, the Company had a net operating loss carryforward in the approximate amount of $23,862,923, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

                                         Date:    May 30, 2006



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                   DATE
---------                       -----                                   ----
/s/ Anthony Q. Joffe            President                               May 30, 2006
---------------------------     Principal Executive Officer and
Anthony Q. Joffe                Director, Principal Financial Officer


/s/ Robert S. Gigliotti         Director                                May 30, 2006
---------------------------
Robert S. Gigliotti


/s/ Lawrence R. Van Etten       Director                                May 30, 2006
---------------------------
Lawrence R. Van Etten