Form 10QSB/A
period 2006-03-31
NETWORTH TECHNOLOGIES, INC.
filed 2006-06-02
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

On May 19, 2005, Networth Technologies, Inc. (the "Company"), Solution Technology International, Inc. ("STI") and STI Acquisition Company Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquirer. The merger was effective June 20, 2005. At this time, STI cancelled all of its certificates and will receive in excess of 173,000,000 shares of common stock of the Company. June 20, 2005 is the date in which consideration is deemed to be paid for the STI shares. STI received 9,494,100 of these shares in the quarter ended September 30, 2005. After June 20, 2005 STI discovered that Networth's charter only authorized 65,000,000 rather than 650,000,000 shares of common stock that its Board of Directors believed it had. Networth had authorized a 1 for 10 reverse stock split that was effective December 1, 2004 that its board of directors believed, incorrectly, applied only to its outstanding common stock and not its authorized shares of common stock as well. STI was able to void the unauthorized 1 for 10 reverse split by filing a series of certificates of correction to Networth's certificate of incorporation in November 2005. Accordingly, following the Schedule 14C becoming effective, Networth will be able to issue the remaining shares of common stock to the former STI stockholders under the terms of the merger agreement between STI and Networth. A liability for stock to be issued is reflected on the balance sheet for Networth in the amount of $3,272,721.

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

      Management believes that the Company's capital requirements will depend on many factors including the success of the Company's stock post-merger with Solution Technology International Inc. which occurred in May 2005, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations which the Company has received a term sheet, to enable the Company to expand and carry out its business plan. The Company's ability to continue as a going concern for a reasonable period is dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

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