Form 10QSB/A
period 2005-06-30
NETWORTH TECHNOLOGIES, INC.
filed 2006-06-13
CIK 1000285

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)         F-2

Condensed Consolidated Statements of Operations for the Six Months and
   Three Months Ended June 30, 2005 and 2004 (unaudited)                     F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
    June 30, 2005 and 2004 (unaudited)                                       F-4

Notes to Condensed Consolidated Financial Statements                         F-5

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2005 (UNAUDITED)


                         ASSETS

                                                                      Restated
                                                                      --------
Current Assets:
  Cash and cash equivalents                                         $    45,499
  Prepaid expenses and other current assets                               7,625
                                                                   -------------
    Total Current Assets                                                 53,124
                                                                   -------------
  Fixed assets, net of depreciation                                      22,617
                                                                   -------------
Other Assets:
  Intangible assets, net                                                528,676
  Security deposits                                                       7,065
                                                                   -------------
    Total Other Assets                                                  535,741
                                                                   -------------
TOTAL ASSETS                                                        $   611,482
                                                                   =============

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of notes payable                                  $   713,378
  Notes payable - bank                                                  200,000
  Notes payable - related parties                                       560,012
  Convertible debentures                                                835,260
  Derivative liability                                                1,038,799
  Current portion of obligations under capital lease                      2,637
  Liability for stock to be issued                                    3,462,603
  Accrued compensation                                                  218,153
  Accounts payable and accrued expenses                                 564,428
                                                                   -------------
      Total Current Liabilities                                       7,595,270
                                                                   -------------
Long-term Liabilities:
  Notes payable, net of current portion                                 610,000
  Obligations under capital lease, net of current maturities                250
                                                                   -------------
      Total Long-term Liabilities                                       610,250
                                                                   -------------
      Total Liabilities                                               8,205,520
                                                                   -------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 Par Value; 8,000,000 shares
    authorized and 0 shares issued and outstanding                          --
  Class A Preferred stock, $.001 Par Value; 2,000,000
    shares authorized and 1,315,831 shares issued and
    outstanding                                                           1,316
  Common stock, $.10 Par Value; 65,000,000 shares
    authorized and 20,997,616 shares issued and
    20,809,645 shares outstanding                                     2,099,762
  Treasury stock, 187,971 shares, at cost                               (18,797)
  Additional paid-in capital                                                 --
  Accumulated deficit                                                (9,676,319)
                                                                   -------------
      Total Stockholders' (Deficit)                                  (7,594,038)
                                                                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   611,482
                                                                   =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDESNSED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)


                                                        SIX MONTHS                    THREE MONTHS
                                                         JUNE 30,                        JUNE 30,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
                                                (Restated)      (Restated)      (Restated)      (Restated)
OPERATING REVENUES
  Sales                                        $       --      $      6,900    $       --      $      6,900
                                               ------------    ------------    ------------    ------------

COST OF SALES
   Development costs                                  8,000           4,313           8,000           4,313
   Amortization of intangible assets                 48,061          48,061          24,030          24,030
                                               ------------    ------------    ------------    ------------
       Total Cost of Sales                           56,061          52,374          32,030          28,343
                                               ------------    ------------    ------------    ------------

GROSS (LOSS)                                        (56,061)        (45,474)        (32,030)        (21,443)
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Compensation expense                             271,043         199,868         148,320         107,868
   Professional and consulting fees                 472,434         252,111         466,500         233,077
   Financing and commitment fees                     20,000          60,000          20,000          60,000
   Rent expense                                      45,749          45,704          22,875          22,187
   Other general and administrative expenses         51,155          60,415          28,280          27,430
   Depreciation and amortization                      9,033          14,220           6,003          10,841
                                               ------------    ------------    ------------    ------------
       Total Operating Expenses                     869,414         632,318         691,978         461,403
                                               ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                 (925,475)       (677,792)       (724,008)       (482,846)

OTHER INCOME (EXPENSE)
   Other income (expense)                           (41,623)       (120,000)        (20,812)       (120,000)
   Interest income                                        2              27               2               4
   Interest expense                                (171,968)        (60,507)       (153,848)        (33,269)
                                               ------------    ------------    ------------    ------------
       Total Other Income (Expense)                (213,589)       (180,480)       (174,658)       (153,265)
                                               ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES       (1,139,064)       (858,272)       (898,666)       (636,111)
Provision for Income Taxes                             --              --              --              --
                                               ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES           $ (1,139,064)   $   (858,272)   $   (898,666)   $   (636,111)
                                               ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES          $      (0.07)   $      (0.11)   $      (0.05)   $      (0.08)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           16,449,116       7,500,000      17,727,067       7,500,000
                                               ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                            2005           2004
                                                                        -----------    -----------
                                                                         (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(1,139,064)   $  (858,272)
                                                                        -----------    -----------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                           57,094         62,281
     Loss from derivative liability on convertible debenture                 99,059             --
     Common stock issued for consulting services                            376,500        150,000
     Amortization of debt extinguishment                                     41,623

  Changes in assets and liabilities
     Decrease in accounts receivable                                             --          4,155
     (Increase) in prepaid expenses and other assets                         (7,625)        (7,396)
     Increase in accrued compensation                                       159,584        145,907
     Increase (decrease) in accounts payable and
       and accrued expenses                                                 118,309         92,818
                                                                        -----------    -----------
     Total adjustments                                                      844,544        447,765
                                                                        -----------    -----------
     Net cash (used in) operating activities                               (294,520)      (410,507)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                               40,000             --
    Proceeds from note payable - bank                                            --         75,000
    Proceeds from note payable, net                                              --        120,000
    Proceeds from notes payable - related parties, net                      151,069        107,984
    Proceeds from convertible debentures                                    150,000        300,000
    Payments of obligations under capital lease                              (1,502)        (7,449)
                                                                        -----------    -----------
       Net cash provided by financing activities                            339,567        595,535
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                45,047        185,028

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                         452         20,884
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $    45,499    $   205,912
                                                                        ===========    ===========
CASH PAID DURING THE YEAR FOR:
    Interest expense                                                    $    35,716    $    51,476
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
    Common stock issued for consulting services                         $   376,500    $   150,000
                                                                        ===========    ===========
    Liability for stock to be issued                                    $ 3,462,603    $        --
                                                                        ===========    ===========
    Reclassification of deferred compensation to
      note payable - related party                                      $   150,000    $        --
                                                                        ===========    ===========
    Liabilities assumed in reverse merger
      Convertible debentures - prior owner                              $   625,000    $        --
                                                                        ===========    ===========
      Accounts payable                                                  $   150,000    $        --
                                                                        ===========    ===========

    The accompanying notes are an integral part of the financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Quarterly Report on Form 10-QSB/A includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "will," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements.

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


                                                  NETWORTH TECHNOLOGIES, INC.


Date:    June 13, 2006                           By: /s/ Anthony Q. Joffe
                                                     ---------------------------
                                                     Anthony Q. Joffe
                                                     Chief Executive Officer and
                                                     Chief Financial Officer