Form 10QSB/A
period 2005-09-30
NETWORTH TECHNOLOGIES, INC.
filed 2006-06-13
CIK 1000285

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

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----

PART I

ITEM 1.    FINANCIAL STATEMENTS                                              F-1
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              F-5
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALSYSIS OR PLAN OF OPERATIONS         1
ITEM 3     CONTROLS AND PROCEDURES                                             3

PART II

ITEM 1.    LEGAL PROCEEDINGS                                                   5
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        __
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                __
ITEM 5.    OTHER INFORMATION                                                  __
ITEM 6.    EXHIBITS                                                            5

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)

Condensed Consolidated Statements of Operations for the Nine Months and
   Three Months Ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2005 (UNAUDITED)

                         ASSETS
                                                                      Restated
                                                                      --------
Current Assets:
  Cash and cash equivalents                                        $     17,288
                                                                   -------------

    Total Current Assets                                                 17,288
                                                                   -------------

  Fixed assets, net of depreciation                                      18,100
                                                                   -------------
Other Assets:
  Intangible assets, net                                                504,645
  Security deposits                                                       7,065
                                                                   -------------

    Total Other Assets                                                  511,710
                                                                   -------------

TOTAL ASSETS                                                       $    547,098
                                                                   =============
        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of notes payable                                 $    849,190
  Notes payable - bank                                                  216,500
  Notes payable - related parties                                       578,103
  Convertible debentures                                                835,260
  Derivative liability                                                2,077,598
  Current portion of obligations under capital lease                      2,337
  Liability for stock to be issued                                    3,272,721
  Accrued compensation                                                  397,753
  Accounts payable and accrued expenses                                 848,726
                                                                   -------------

      Total Current Liabilities                                       9,078,188
                                                                   -------------
Long-term Liabilities:
  Notes payable, net of current portion                                 495,000
                                                                   -------------

      Total Long-term Liabilities                                       495,000
                                                                   -------------

      Total Liabilities                                               9,573,188
                                                                   -------------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 Par Value; 8,000,000 shares authorized
    and 0 shares issued and outstanding                                      --
  Class A Preferred stock, $.001 Par Value; 2,000,000 shares
    authorized and 1,265,831 shares issued and outstanding                1,266
  Common stock, $.10 Par Value; 65,000,000 shares authorized and 30,991,616 shares issued and 30,803,645 shares
    outstanding                                                       3,099,172
  Treasury stock, 187,971 shares, at cost                               (18,797)
  Additional paid-in capital                                                 --
  Accumulated deficit                                               (12,107,731)
                                                                   -------------
      Total Stockholders' (Deficit)                                  (9,026,090)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $    547,098
                                                                   =============

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDESNSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)


                                                        NINE MONTHS                   THREE MONTHS
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                    2005           2004            2005            2004
                                               ------------    ------------    ------------    ------------
                                                 (Restated)      (Restated)      (Restated)
OPERATING REVENUES
  Sales                                        $      5,000    $      6,900    $      5,000    $       --
                                               ------------    ------------    ------------    ------------

COST OF SALES
   Development costs                                  8,000           4,313            --              --
   Amortization of intangible assets                 72,092          72,092          24,031          24,031
                                               ------------    ------------    ------------    ------------
       Total Cost of Sales                           80,092          76,405          24,031          24,031
                                               ------------    ------------    ------------    ------------

GROSS (LOSS)                                        (75,092)        (69,505)        (19,031)        (24,031)
                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Compensation expense                             454,143         302,374         183,100         102,506
   Professional and consulting fees                 699,993         335,830         227,559          83,719
   Financing and commitment fees                     20,000          60,000            --              --
   Rent expense                                      68,623          75,287          22,874          29,583
   Other general and administrative expenses         73,153          85,675          21,998          25,260
   Depreciation and amortization                     13,550          15,844           4,517           1,624
                                               ------------    ------------    ------------    ------------
       Total Operating Expenses                   1,329,462         875,010         460,048         242,692
                                               ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)               (1,404,554)       (944,515)       (479,079)       (266,723)

OTHER INCOME (EXPENSE)
   Other income (expense)                           (62,434)       (120,000)        (20,811)           --
   Interest income                                       19             158              17             131
   Interest expense                              (1,294,028)       (103,885)     (1,098,970)        (43,378)
                                               ------------    ------------    ------------    ------------
       Total Other Income (Expense)              (1,356,443)       (223,727)     (1,119,764)        (43,247)
                                               ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES       (2,760,997)     (1,168,242)     (1,598,843)       (309,970)
Provision for Income Taxes                             --              --              --              --
                                               ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES           $ (2,760,997)   $ (1,168,242)   $ (1,598,843)   $   (309,970)
                                               ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES          $      (0.13)   $      (0.03)   $      (0.05)   $      (0.01)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           20,866,683      42,095,367      29,557,766      45,775,000
                                               ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


                                                                    2005          2004
                                                                ------------  -----------
                                                                 (Restated)    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(2,760,997)  $(1,168,242)
                                                                ------------  -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                  85,642         87,936
     Loss from derivative liability on convertible debenture     1,137,858             --
     Common stock issued for consulting services                   376,500        150,000
     Amortization of debt extinguishment                            62,434             --

  Changes in assets and liabilities
     Decrease in accounts receivable                                    --         11,055
     (Increase) in prepaid expenses and other assets                    --             --
     Increase in deferred compensation                             339,184        (11,000)
     Increase (decrease) in accounts payable and
       and accrued expenses                                        402,608        198,918
                                                               -----------    -----------
     Total adjustments                                           2,404,226        436,909
                                                               -----------    -----------
     Net cash (used in) operating activities                      (356,771)      (731,333)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                      40,000             --
    Proceeds from note payable - bank                               16,500         75,000
    Payments of notes payable, net                                      --        (25,000)
    Proceeds from notes payable - related parties, net             169,160        100,000
    Proceeds from convertible debentures                           150,000        600,000
    Payments of obligations under capital lease                     (2,053)        (7,811)
                                                               -----------    -----------
       Net cash provided by financing activities                   373,607        742,189
                                                               -----------    -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                       16,836         10,856

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                452         20,884
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    17,288    $    31,740
                                                               ===========    ===========
CASH PAID DURING THE YEAR FOR:
    Interest expense                                           $    35,716    $   104,886
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

    Common stock issued for consulting services                $   376,500    $   150,000
                                                               ===========    ===========
    Liability for shares to be issued                          $ 3,272,721    $        --
                                                               ===========    ===========
    Reclassification of deferred compensation to
       note payable - related party                            $   150,000    $        --
                                                               ===========    ===========
    Liabilities assumed in reverse merger
      Convertible debentures - prior owner                     $   625,000    $        --
                                                               ===========    ===========
      Accounts payable                                         $   150,000    $        --
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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB/A and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

         The Company has amended its condensed consolidated financial statements due to restatements of its financial statements for the years ended December 31, 2004 and 2003, and due to restatements made with respect to certain of the adjustments regarding classification of liabilities and amortization of discounts on debt extinguishment that occurred in 2004.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         Going Concern

         As shown in the accompanying financial statements the Company has incurred recurring losses of $2,760,997 and $1,168,242 for the nine months and $1,598,843 and $309,970 for the three months ended September 30, 2005 and 2004, respectively, and has a working capital deficiency of $9,060,900 as of September 30, 2005. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

         Management believes that the Company's capital requirements will depend on many factors including the success of the Company's stock post-merger with Solution Technology, International Inc. which occurred in May 2005, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations, until the Company can file a registration statement with the Securities and Exchange Commission in order to raise 12 million dollars, which the Company has received a term sheet, to enable the Company to expand and carry out its business plan. The Company's ability to continue as a going concern for a reasonable period is dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

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

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


                                                                As of September 30, 2005
                                                          Gross
                                                         Carrying    Accumulated
                                                          Amount     Amortization       Net
                                                       -----------  -------------  ------------
Amortized Intangible Assets:

       Software and related technology                 $  961,229   $    456,584   $   504,645
                                                       ===========  =============  ============


Amortization Expense:

       For the nine months ended September 30, 2005                 $     72,092
       For the nine months ended September 30, 2004                       72,092


Estimated Amortization Expense:

       For the three months ended December 31, 2005                 $     24,030
       For the year ended December 31, 2006                               96,123
       For the year ended December 31, 2007                               96,123
       For the year ended December 31, 2008                               96,123
       For the year ended December 31, 2009                               96,123
       For the year ended December 31, 2010                               96,123
                                                                    -------------

                    Total                                           $    504,645
                                                                    =============

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

         Derivative Financial Instruments

         The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Method. These derivative financial instruments are indexed to an aggregate of 54,973,481 shares of the Company's common stock as of December 31, 2004 and 93,723,481 as of September 30, 2005 and are carried at fair value. The embedded conversion feature amounted to $501,455 at December 31, 2004, and $2,077,598 at September 30, 2005 and the Company recognized a fair value adjustment during the nine months ended September 30, 2005 of $1,137,858.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings (Loss) Per Share of Common Stock

         Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                            September 30,   September 30,
                                                2005            2004
                                            ------------    ------------

Net loss                                    $ (2,760,997)   $ (1,168,242)
                                            ------------    ------------

Weighted-average common shares
Outstanding (Basic)                           20,866,683      42,095,367

Weighted-average common stock
Equivalents
     Stock options
     Warrants
                                            ------------    ------------
Weighted-average common shares
Outstanding (Diluted)                         20,866,683      42,095,367
                                            ============    ============

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3-  FIXED ASSETS

         Fixed assets as of September 30, 2005 were as follows:

                                                 Estimated Useful
                                                  Lives (Years)
                                                  -------------
         Furniture and fixtures                         7              $23,268
         Machinery and equipment                       3-7              80,016
         Leasehold improvements                         6               11,870
         Vehicles                                       5               26,908
                                                                        ------
                                                                       142,062
         Less: accumulated depreciation                                123,962
                                                                       -------
         Property and equipment, net                                  $ 18,100
                                                                      ========

         Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of September 30, 2005 is $7,895. There was $13,550 and $15,844 charged to operations for depreciation expense for the nine months ended September 30, 2005 and 2004, respectively.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 4-  NOTES PAYABLE  (CONTINUED)

         The Company entered into a revolving promissory note agreement (the "Agreement") with Crosshill Georgetown Capital, L.P. ("Crosshill") on January 10, 2003. Pursuant to the Agreement, Crosshill loaned the Company $750,000 which matures upon the earlier of the Company closing on an equity raise of not less than $2,000,000 or July 10, 2003, which has been amended on various occasions through December 31, 2004. The note accrued interest at 12% annually. This note was converted to long-term debt on July 1, 2004. The Company had $650,000 outstanding at September 30, 2005. Interest expense for the nine months ended September 30, 2005 and 2004 was $28,500 and $87,792 due to added interest payments due to late payments made by the Company. In accordance with EITF 96-16, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company has recognized a gain of $83,245 due to a substantial modification to the terms of the note agreement. As of September 30, 2005 $62,434 has been amortized into expense.

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


         Notes payable at September 30, 2005 consists of the following:

         Installment note payable to SPL through
         September 2008, principal payment of $50,000 due
         quarterly commencing January 1, 2005 for 15 quarters
         with an annual interest rate of 2.5%.                                 $   750,000

         Installment note payable to Crosshill due through
         April 2007, principal payments of $65,000 payable
         quarterly commencing October 1, 2004 (extended to
         January 1, 2007) interest at 7.5% (with an effective
         interest rate of 12%) due monthly net of gain on debt .
         extinguishment of $20,811                                                 594,190
                                                                              -------------

         Total notes payable                                                     1,344,190
         Less current maturities                                                   849,190
                                                                              -------------

         Notes payable - net of current maturities                             $   495,000
                                                                              =============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 4-  NOTES PAYABLE  (CONTINUED)


         The approximate aggregate amount of all note payable maturities for the next three periods ending September 30, 2005 is as follows:

                      2006               $   849,190
                      2007                   295,000
                      2008                   200,000
                                         ------------
                                         $ 1,344,190
                                         ============

NOTE 5-  NOTES PAYABLE - BANK

         On September 29, 2005, the Company increased their lines of credit to $216,500 from $200, with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5% (9.00% at September 30, 2005). The balance at September 30, 2005 was $216,500. Interest for the nine months ended September 30, 2005 and 2004 was $20,451 and $2,957, respectively.

NOTE 6-  NOTES PAYABLE - RELATED PARTIES

         The Company has notes payable due to three related parties:

         Two unsecured notes payable in the aggregate amount of $50,000 to a director of the organization, due June 2005 or upon obtaining an equity line of credit whichever is earlier, with interest payable at 8%. Interest expense for the nine months ended September 30, 2005 and 2004 was $3,000 and $1,333, respectively. As of December 2005, the Company provides the director an update on the status of the repayment of the note. The Company recorded the issuance of 4,000,000 warrants in connection with these notes at $8,000 and that amount is included in additional paid-in capital.

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

         An unsecured $10,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the nine months ended September 30, 2005 was $542.

         An unsecured $20,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the nine months ended September 30, 2005 was $1,057.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 7-  CONVERTIBLE DEBENTURES (CONTINUED)

         On June 29, 2004, Cornell Capital Partners purchased $300,000 of convertible debentures and purchased $300,000 additional debentures on August 26, 2004. These debentures accrue interest at a rate of 5% per year. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at an agreed-upon conversion price. The assets of the Company in accordance with an Inter-creditor Agreement secure the debentures. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at an agreed-upon conversion price. The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company's common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation of $501,455 and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

         The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations. There was a loss of $1,137,858 recognized for the nine months ended September 30, 2005.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 7-  CONVERTIBLE DEBENTURES (CONTINUED)

         Interest expense on the convertible debentures was $65,563 and $5,229 for the nine months ended September 30, 2005 and 2004, respectively. Accrued interest at September 30, 2005 is $75,398.

NOTE 8-  COMMITMENTS AND CONTINGENCIES

         Capital Lease Obligations

         The Company is the lessee of computer equipment and office equipment under capital leases expiring during 2006 in the amount of $11,298. The leases are collateralized by the equipment.

         Minimum lease payments under capital leases at September 30, 2005, are as follows:

                           2006                               $    2,976

                  Less: amounts representing interest               (639)
                  Less: current portion                           (2,337)
                                                              ----------

                           Long-term portion                  $       --
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

         Rent expense for the nine months ended September 30, 2005 and 2004 was $68,623 and $75,287, respectively.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 9-  STOCKHOLDERS' DEFICIT (CONTINUED)

         Common Stock

         As of September 30, 2005, the Company has 65,000,000 shares of common stock authorized and 30,991,616 shares issued and 30,803,645 outstanding. The par value of the common stock is $.10.

         During the nine months ended September 30, 2005, the Company issued:

         9,494,100 shares were issued to Solution Technology, Inc. shareholders in the share exchange. This represents a partial issuance.

         1,407,000 shares of common stock in conversion of 140,700 Class A Preferred Shares.

         638,891 shares of common stock to Knightsbridge as noted in Note 7 under the convertible debenture agreement.

         450,000 shares of common stock for services rendered valued at $45,000.

         5,062,450 shares of common stock valued at $694,495 (ranging from $.05 per share to $.10 per share) for director fees.

         Upon the effective Schedule 14C, the Company will have the available authorized shares to issue to STI for the merger. The Company has reflected a liability for stock to be issued at $.02 per share for the 173,130,150 shares to be issued to STI, net of the 9,494,100 shares issued in the quarter ended September 30, 2005 in consideration for the 100% of STI shares which were cancelled June 20, 2005, the effective date of the merger of the two companies.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 9-  STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Options and Warrants (Continued)


                                                         Nine Months Ended September 30,
                                                             2005             2004
                                                             ----             ----
Net loss:
  As reported                                            ($ 2,760,997)   ($ 1,168,242)
  Add: Stock-based employee compensation expense
     included in reported net loss, net of related
     tax effects                                                   --             --
  Less: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects                                                      (--)           (--)
                                                         ------------    ------------
   Pro forma                                             ($ 2,760,997)   ($ 1,168,242)
Net loss per share:
   As reported:
      Basic                                                    ($0.13)        ($0.03)
      Diluted                                                  ($0.13)        ($0.03)
   Pro forma:
      Basic                                                    ($0.13)        ($0.03)
      Diluted                                                  ($0.13)        ($0.03)


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

         At September 30, 2005, deferred tax assets consist of the following:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 10- PROVISION FOR INCOME TAXES (CONTINUED)

                                                       2005
                                                   -----------
         Net operating losses                      $ 3,003,903
         Amortization of intangible assets             (24,030)
                                                   -----------

                                                     2,979,873

         Valuation allowance                        (2,979,873)
                                                   -----------
                                                   $        --
                                                   ===========


         At September 30, 2005, the Company had a net operating loss carryforward in the approximate amount of $8,835,010, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2005 and 2004 is summarized as follows:


                                                         -----------------------
                                                             2005        2004
                                                         -----------  ----------
         Federal statutory rate                            (34.0)%     (34.0)%
         State income taxes, net of federal benefits         3.3         3.3
         Valuation allowance                                 30.7        30.7
                                                         -----------  ----------
                                                              0%          0%
                                                         ===========  ==========

NOTE 11- LITIGATION

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