Form 10QSB/A
period 2005-09-30
NETWORTH TECHNOLOGIES, INC.
filed 2006-06-26
CIK 1000285

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


         On May 19, 2005, Networth Technologies, Inc. (the "Networth"), Solution Technology International, Inc. ("STI" or the "Company") and STI Acquisition Corp., entered into an Agreement and Plan of Merger pursuant to which the Networth was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquired. The merger was effective June 20, 2005. At this time, STI cancelled all of its certificates and Networth was expected to issue approximately 173,000,000 shares of common stock to the shareholders of STI in exchange for 100% of their stock. After June 20, 2005 STI discovered that Networth's charter only authorized 65,000,000 rather than 650,000,000 shares of common stock that is Board of Directors believed it had. Networth had authorized a 1 for 10 reverse stock split that was effective December 1, 2004 that its Board of Directors believed, incorrectly, applied only to its outstanding common stock and not its authorized shares of common stock as well. STI was able to void the unauthorized 1 for 10 reverse split by filing a series of certificates of correction to Networth's certificate of incorporation in November 2005. Accordingly, following the Schedule 14C becoming effective, Networth will be able to issue the remaining shares of common stock to the former STI stockholders under the terms of the merger agreement between STI and Networth. Of the approximate 173,000,000 shares to be issued by Networth to the former STI shareholders, 9,494,100 shares have already been issued, and the remaining 163,505,900 are reflected at fair value as a current liability in the condensed consolidated balance sheet as of March 31, 2006 as a liability for stock to be issued. The amount of $3,272,721 which represents the value of these remaining shares will be converted to common stock at par value of $1,635,059 and additional paid in capital of $1,637,662 upon the issuance of these shares which is anticipated to take effect upon an effective 14C being filed with the Securities and Exchange Commission.


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