Form 10QSB
period 2006-06-30
NETWORTH TECHNOLOGIES, INC.
filed 2006-08-21
CIK 1000285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2006

                         Commission File Number 0-27842

                     SOLUTION TECHNOLOGY INTERNATIONAL, INC.
               (Exact name of registrant as specified in charter)

            DELAWARE                                       52-1988677
            --------                                       ----------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    Garrett Information Enterprise Center
    685 Mosser Road, Suite 11
    McHenry, Maryland                                         21541
    ------------------                                        -----
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code            (301) 387-6900
                                                          --------------

                           NetWorth Technologies, Inc.
                    101 SW 11th Avenue, Boca Raton, FL 33486
                    ----------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 2006, August 15, 2006 the Company had outstanding 2,375,254 shares of its common stock, $0.01 par value per share.

                                TABLE OF CONTENTS

    ITEM NUMBER AND CAPTION                                                PAGE

    PART I

    ITEM 1.   FINANCIAL STATEMENTS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           1
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALSYSIS OR PLAN OF OPERATIONS    2
    ITEM 3    CONTROLS AND PROCEDURES                                        6

    PART II

    ITEM 1.   LEGAL PROCEEDINGS                                              7
    ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ITEM 5.   OTHER INFORMATION                                              7
    ITEM 6.   EXHIBITS                                                       8

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Condensed Consolidated Balance Sheet as of June 30, 2006                 F-1

Condensed Consolidated Statements of Operations for the Six and
   Three Months Ended June 30, 2006 and 2005                             F-2

Condensed Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 2006 and 2005                               F-3

Notes to Condensed Consolidated Financial Statements                  F-4 - F-28

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2006 (UNAUDITED)

                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $    258,214
                                                                       ------------
    Total Current Assets                                                    258,214
                                                                       ------------
Fixed Assets, Net of Depreciation                                            30,416
                                                                       ------------
Other Assets:
  Intangible assets, net                                                    432,553
  Deferred financing fees, net                                               96,250
  Security deposits                                                           2,828
                                                                       ------------
    Total Other Assets                                                      531,631
                                                                       ------------
TOTAL ASSETS                                                           $    820,261
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

LIABILITIES
Current Liabilities:
  Current portion of notes payable                                     $  1,215,000
  Notes payable - bank                                                      200,000
  Notes payable - related parties                                           544,311
  Derivative liability - convertible debentures                           2,074,291
  Derivative liability - warrants                                                25
  Current portion of obligations under capital lease                            219
  Liability for stock to be issued                                        3,272,721
  Accrued compensation                                                      597,846
  Accounts payable and accrued expenses                                     635,773
                                                                       ------------
      Total Current Liabilities                                           8,540,186
                                                                       ------------
Long-term Liabilities:
  Convertible debentures, net of discount of $1,830,895                   1,092,106
  Notes payable, net of current portion                                     185,000
                                                                       ------------
      Total Long-term Liabilities                                         1,277,106
                                                                       ------------
      Total Liabilities                                                   9,817,292
                                                                       ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $.01 Par Value; 8,000,000 shares authorized
    and 0 shares issued and outstanding                                        --
  Class A Preferred stock, $.01 Par Value; 2,000,000 shares
    authorized and 961,831 shares issued and outstanding                      9,618
  Common stock, $.01 Par Value; 650,000,000 shares authorized
    and 340,317,100 shares issued and 340,129,129 shares outstanding      3,403,171
  Additional paid-in capital                                             12,876,808
  Accumulated deficit                                                   (25,267,831)
                                                                       ------------
                                                                         (8,978,234)
  Treasury stock, 187,971 shares, at cost                                   (18,797)
                                                                       ------------
      Total Stockholders' Deficit                                        (8,997,031)
                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    820,261
                                                                       ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                   2006             2005             2006             2005
                                               -------------    -------------    -------------    -------------
OPERATING REVENUES
  Sales                                        $        --      $        --      $        --      $        --
                                               -------------    -------------    -------------    -------------

COST OF SALES
   Development costs                                    --              8,000             --              8,000
   Amortization of intangible assets                  48,061           48,061           24,030           24,030
                                               -------------    -------------    -------------    -------------
       Total Cost of Sales                            48,061           56,061           24,030           32,030
                                               -------------    -------------    -------------    -------------

GROSS (LOSS)                                         (48,061)         (56,061)         (24,030)         (32,030)
                                               -------------    -------------    -------------    -------------

OPERATING EXPENSES
   Compensation expense                               72,493          271,043           72,493          148,320
   Professional and consulting fees                  123,870          492,434           79,815          486,500
   Rent expense                                       47,776           45,749           10,361           22,875
   Other general and administrative expenses         128,415           51,155           88,847           28,280
   Depreciation and amortization                      19,326            9,033           16,421            6,003
                                               -------------    -------------    -------------    -------------
       Total Operating Expenses                      391,880          869,414          267,937          691,978
                                               -------------    -------------    -------------    -------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (439,941)        (925,475)        (291,967)        (724,008)

OTHER INCOME (EXPENSE)
   Other income (expense)                               --            (41,623)            --            (20,812)
   Forgiveness of debt                               449,991             --            449,991             --
   Loss on derivative liability                          772             --                772             --
   Interest expense, net of interest income         (395,583)        (171,966)        (320,760)        (153,846)
                                               -------------    -------------    -------------    -------------
       Total Other Income (Expense)                   55,180         (213,589)         130,003         (174,658)
                                               -------------    -------------    -------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (384,761)      (1,139,064)        (161,964)        (898,666)
Provision for Income Taxes                              --               --               --               --
                                               -------------    -------------    -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES           $    (384,761)   $  (1,139,064)   $    (161,964)   $    (898,666)
                                               =============    =============    =============    =============

NET LOSS PER BASIC AND DILUTED SHARES          $       (0.00)   $       (0.07)   $       (0.00)   $       (0.05)
                                               =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           337,105,005       17,452,638      340,317,100       18,855,116
                                               =============    =============    =============    =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                   2006           2005
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $  (384,761)   $(1,139,064)
                                                                                -----------    -----------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                   67,387         57,094
     (Gain) loss from derivative liability on convertible debenture                    (772)        99,059
     Accretion of discount on convertible debentures                                243,396           --
     Common stock issued for consulting services                                       --          376,500
     Amortization of debt extinguishment                                               --           41,623

  Changes in assets and liabilities
     (Increase) decrease in prepaid expenses and other assets                         4,237         (7,625)
     Increase (decrease) in accrued compensation                                   (203,231)       159,584
     Increase (decrease) in accounts payable and
       and accrued expenses                                                        (351,709)       118,309
                                                                                -----------    -----------
     Total adjustments                                                             (240,692)       844,544
                                                                                -----------    -----------

     Net cash (used in) operating activities                                       (625,453)      (294,520)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                                     (22,409)          --
                                                                                -----------    -----------

      Net cash (used in) investing activities                                       (22,409)          --
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                                         --           40,000
    Payments on note payable - bank                                                 (16,500)          --
    (Decrease) in bank overdraft                                                       (422)          --
    Proceeds from notes payable - related parties, net                               34,525        151,069
    Proceeds from convertible debentures, net of deferred financing fees            890,000        150,000
    Payments of obligations under capital lease                                      (1,527)        (1,502)
                                                                                -----------    -----------

       Net cash provided by financing activities                                    906,076        339,567
                                                                                -----------    -----------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                                       258,214         45,047

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                --              452
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $   258,214    $    45,499
                                                                                ===========    ===========

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                            $    64,158    $    35,716
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

    Reclassification of deferred compensation to note payable - related party   $      --      $   150,000
                                                                                ===========    ===========
    Common stock issued for consulting services                                 $      --      $   376,500
                                                                                ===========    ===========

    Liabilities assumed in reverse merger
      Convertible debentures - prior owner                                      $      --      $   625,000
                                                                                ===========    ===========
      Accounts payable                                                          $      --      $   150,000
                                                                                ===========    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

            The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

            Solution Technology International, Inc. (the "Company") incorporated in Delaware on April 27, 1993, is a software product company based in McHenry, Maryland offering an enterprise solution for the global insurance and reinsurance industry. The Company has created complex reinsurance algorithms and methodologies to support automation of complex technical accounting methods and claims recovery processes. The Company has also developed sophisticated expert underwriting methods and trend analysis tools that support the insurance and reinsurance industries.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            Going Concern

            As shown in the accompanying financial statements the Company had recurring losses of $384,761 and $1,139,064 for the six months ended June 30, 2006 and 2005, respectively, and has a working capital deficiency of $8,281,972 as of June 30, 2006. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

            Management believes that the Company's capital requirements will depend on many factors including the success of the Company's stock post-merger with Solution Technology International Inc. which occurred in May 2005, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations. The Company's ability to continue as a going concern for a reasonable period is dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

            Intangible Assets

            Intangible assets consist of software and related technology and are carried at cost and are amortized over the period of benefit, ten years, generally on a straight-line basis. These intangible assets are also used as security under the Loan and Security Agreement and an Intellectual Property Agreement entered into with Crosshill (see
            Note 4).

            Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $48,061 and $48,061 for the six months ended June 30, 2006 and 2005, respectively.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

                                                           As of June 30, 2006
                                                Gross
                                               Carrying        Accumulated
                                                Amount         Amortization          Net
                                            ---------------  ------------------ --------------
Amortized Intangible Assets:
       Software and related technology      $       961,229  $         528,676  $      432,553
                                            ===============  =================  ==============


Amortization Expense:

       For the six months ended June 30, 2006                $          48,061
       For the six months ended June 30, 2005                           48,061


Estimated Amortization Expense:

       For the six months ended December 31, 2006            $          48,061
       For the year ended December 31, 2007                             96,123
       For the year ended December 31, 2008                             96,123
       For the year ended December 31, 2009                             96,123
       For the year ended December 31, 2010                             96,123
                                                             -----------------

                    Total                                    $         432,553
                                                             =================

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Convertible Instruments

            The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

            Derivative Financial Instruments

            The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Method. These derivative financial instruments are indexed to an aggregate of 5,078,210,715 shares (approximately 600,000,000 post 150:1 reverse split) of the Company's common stock as of June 30, 2006 and are carried at fair value. The embedded conversion feature amounted to $2,074,291 at June 30, 2006. Accretion on the discount of the convertible debentures amounted to $243,396 for the six months ended June 30, 2006. In addition, there is a derivative liability recognized on the 639,834 warrants issued in April 2006 to Cornell in the amount of $25.

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses are included in the condensed consolidated statements of operations for the six months ended June 30, 2006 and 2005.

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (Loss) Per Share of Common Stock (Continued)

            The following is a reconciliation of the computation for basic and diluted EPS:

                                               June 30,         June 30,
                                                 2006             2005
                                             -------------    -------------


            Net loss                         $    (384,761)   $  (1,139,064)
                                             -------------    -------------

            Weighted-average common shares
            Outstanding (Basic)                337,105,005       17,452,638

            Weighted-average common stock
            Equivalents
                 Stock options
                 Warrants
                                             -------------    -------------

            Weighted-average common shares
            Outstanding (Diluted)              337,105,005       17,452,638
                                             =============    =============

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Deferred Financing Fees

            The Company incurred $110,000 in commitment and structuring fees relating to the $1,000,000 convertible debenture agreement they entered into on April 4, 2006 with Cornell Capital. These fees are being amortized over the life of the convertible debenture which is 24 months. Amortization expense for the six months ended June 30, 2006 is $13,750. The net deferred financing fees at June 30, 2006 are $96,250.

            Stock Options

            The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

            As a result of adopting SFAS No. 123R, the Company recognized $128,908 in share-based compensation expense for the three months ended June 30, 2006 related to options granted to employees in May 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

            For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There was no pro forma expense to recognize during the three months ended June 30,2006.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

NOTE 3-     FIXED ASSETS

            Fixed assets as of June 30, 2006 were as follows:

                                            Estimated Useful
                                             Lives (Years)
                                             -------------

            Furniture and fixtures                 7                $23,268
            Machinery and equipment               3-7               102,425
            Leasehold improvements                 6                 11,870
            Vehicles                               5                 26,908
                                                                     ------

                                                                    164,471
            Less: accumulated depreciation                          134,055
                                                                    -------
            Property and equipment, net                            $ 30,416
                                                                   ========

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 3-     FIXED ASSETS (CONTINUED)

            Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of June 30, 2006 is $9,106. There was $5,576 and $9,033 charged to operations for depreciation expense for the six months ended June 30, 2006 and 2005, respectively.

NOTE 4-     NOTES PAYABLE

            The Company entered into an agreement with the Swiss Pool for Aviation Insurance ("SPL") whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the six months ended June 30, 2006 and 2005 were $9,375 and $9,375, respectively. The note payable balance due at June 30, 2006 was $750,000.

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

            The Company had $650,000 outstanding at June 30, 2006. Interest expense for the six months ended June 30, 2006 and 2005 was $24,375 and $24,375, respectively. In accordance with EITF 96-16, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," the Company had recognized a gain of $83,245 on December 31, 2004 due to a substantial modification to the terms of the note agreement. As of June 30, 2005, $41,623 had been amortized into expense.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 4-     NOTES PAYABLE  (CONTINUED)

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

      Notes payable at March 31, 2006 consists of the following:

      Installment note payable to SPL through
      September 2008, principal payment of $50,000 due
      quarterly commencing January 1, 2005 for 15 quarters
      with an annual interest rate of 2.5%.                    $ 750,000

      Installment note payable to Crosshill due through
      April 2007, principal payments of $65,000 payable
      quarterly commencing October 1, 2004 (extended to
      January 1, 2007) interest at 7.5% (with an effective
      interest rate of 12%) due monthly                          650,000
                                                               ----------

      Total notes payable                                      1,400,000
      Less current maturities                                  1,215,000
                                                               ----------

      Notes payable - net of current maturities                $ 185,000
                                                               ==========






      The approximate aggregate amount of all note payable maturities for the next two periods ending after June 30, 2006 is as follows:

                      2007                                     $ 1,215,000
                      2008                                         185,000
                                                               ------------

                                                               $ 1,400,000
                                                               ============

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 5-     NOTES PAYABLE - BANK

            On September 29, 2005, the Company increased their lines of credit to $216,500 from $200,000, with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5% (10.75% at June 30, 2006). The balance at June 30, 2006 was $200,000. Interest for the six months ended June 30, 2006 and 2005 was $5,526 and $8,500, respectively.

NOTE 6-     NOTES PAYABLE - RELATED PARTIES

            The Company has notes payable due to three related parties:

            Two unsecured notes payable in the aggregate amount of $50,000 to a director of the Company due June 2005 or upon obtaining an equity line of credit whichever is earlier, with interest payable at 8%. Interest expense for the six months ended June 30, 2006 and 2005 was $2,000 and $2,000, respectively. As of June 2006, the Company provided the director an update on the status of the repayment of the note. The Company recorded the issuance of 4,000,000 warrants in connection with these notes at $8,000 and that amount is included in debt.

            An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. The balance outstanding at June 30, 2006 is $50,310. Interest expense for the six months ended June 30, 2006 and 2005 was $1,631 and $3,406, respectively. As of June 2006, the Company provides the director an update on the status of the repayment of the note.

            The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943, $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. Balance due at June 30, 2006 is $128,750.

            An unsecured $10,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the six months ended June 30, 2006 and 2005 was $500 and $292, respectively.

            An unsecured $20,000 note payable to a director of the organization, due March 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the six months ended June 30, 2006 and 2005 was $1,000 and $557, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 6-     NOTES PAYABLE - RELATED PARTIES (CONTINUED)

            An unsecured $5,000 note payable to a director of the organization, due December 2006 or upon obtaining an equity line of credit, whichever is earlier, with interest payable at 10%. Interest expense for the six months ended June 30, 2006 was $188.

            On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $153,251. The notes bear interest at 10% per annum. Interest expense for the six months ended June 30, 2006 and 2005 was $8,237 and $452, respectively.

            On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $100,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the six months ended June 30, 2006 and 2005 was $5,000 and $167, respectively.

            The Company entered into two unsecured notes payable due December 31, 2006 for $5,000 each with two different parties at 10% interest, one in January 2006 and one on February 2006. Interest expense for the six months ended June 30, 2006 was $396.

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

            On June 29, 2004, Cornell Capital Partners purchased $300,000 of convertible debentures and purchased $300,000 additional debentures on August 26, 2004. These debentures accrued interest at a rate of 5% per year. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at an agreed-upon conversion price. The assets of the Company in accordance with an Inter-creditor Agreement secure the debentures. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at an agreed-upon conversion price. The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company's common stock.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

            The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. The Company has separated the embedded derivative from the hybrid instrument based on an independent valuation and classified the Embedded Derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

            The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations.

            On June 6, 2005 the Company issued a secured debenture to Montgomery Equity Partners, Ltd. in the principal amount of $250,000 with interest to accrue at the rate of 12% per year on the unpaid principal balance. Under the terms of the convertible debenture, all principal and accrued interest is payable at the Company's election on the third year anniversary of June 6, 2007 or may be converted by Montgomery Equity Partners at its election at a conversion price equal to the lesser of (i) an amount equal to 110% of the initial bid price of the Company's common stock submitted on Form 211 by a registered market maker to be approved by the NASD or (ii) an amount equal to 80% of the lowest closing bid price of the Company's common stock as quoted by Bloomberg, LP for the five trading days immediately preceding the conversion date. The Company has the right to redeem a portion of all the outstanding principal at a price of 120% of the amount redeemed plus accrued interest. If the Company exercises its right of redemption it must issue a warrant to Cornell Capital to purchase 50,000 shares of the Company's common stock for every $100,000 redeemed. The Company must register any shares of its common stock received by Cornell Capital through conversion of the warrant should the Company exercise its right of redemption.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

            In January 2005, the Company issued an additional $225,000 of convertible debentures for a total of $625,000 of debentures that are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or
            (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures were to mature in August 2005 and have full registration rights.

            Interest expense on the convertible debentures was $80,439 and $16,500 for the six months ended June 30, 2006 and 2005, respectively. Accrued interest at June 30, 2006 is $136,291. $48,798 was converted from accrued interest to additional debentures on December 31, 2005. The Company entered into amended and restated agreements on April 6, 2006 with respect to its convertible debentures as described below.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

            Warrant. The Company issued a warrant dated April 4, 2006 for 639,834 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery at an exercise price of $.01 per share. The warrant is exercisable until December 20, 2008. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company's common stock unless the exercise is made within sixty days prior to December 20, 2008. The shares issued upon exercise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     CONVERTIBLE DEBENTURES (CONTINUED)

            Amended and Restated Secured Convertible Debenture. The Company entered into amended and restated secured convertible debenture with Montgomery in the amount of $256,757 due April 4, 2008. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above.

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

            Minimum lease payments under capital leases at June 30, 2006, are as follows:

                     2006                         $      400

            Less: amounts representing interest         (181)
            Less: current portion                       (219)
                                                  ----------

                     Long-term portion            $        -
                                                  ==========


            Operating Lease

            The Company entered into a lease on June 1, 2006 with Garrett College, McHenry, Maryland, in the Garrett Information Center, 685 Mosser Road, Suite 11, McHenry, Maryland 21541. The annual lease is renewable with 90 days advance notice with a monthly rent of $1,414 per month. A security deposit of $2,828 was paid at the inception of the initial lease period.

            Rent expense for the six months ended June 30, 2006 and 2005 was $45,976 and $45,749, respectively.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005


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

            The Certificate of Designation further provides: (1) for liquidation rights that treat one share of Class A Preferred Stock as if it were 1,000 shares of common stock in the event of the liquidation, dissolution or winding up of the Company; (2) that the Class A Preferred Stock will have no voting rights; and (3) that no holder of Class A Preferred Stock may serve as an officer or director of the Company, or serve in any capacity with the Company that would render such person a "control person" within the meaning of the Securities Exchange Act.

            The Company at June 30, 2006 has 961,831 shares of the Class A Preferred Shares issued and outstanding. The Company converted all of their preferred shares to common shares.

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 9-     STOCKHOLDERS' DEFICIT (CONTINUED)

            Common Stock

            As of June 30, 2006, the Company has 650,000,000 shares of common stock authorized and 340,317,100 shares issued and 340,129,129 shares outstanding. The par value of the common stock is $.01.

            During the six months ended June 30, 2006, the Company issued:

            292,515,400 shares of common stock on January 5, 2006 to effectuate a 10 for 1 stock split approved by the Company's board of directors. The shares have been retroactively stated in these statements to reflect the stock split as of January 1, 2005.

            15,300,000 shares of stock in conversion of 153,000 shares of preferred stock.

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

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 9-     STOCKHOLDERS' DEFICIT (CONTINUED)

            Stock Options and Warrants (Continued)

                                                                         Six Months Ended June 30,
                                                                          2006              2005
                                                                          ----              ----
            Net loss:
              As reported                                              ($929,347)      ($1,139,064)
              Add: Stock-based employee compensation expense
                 included in reported net loss, net of related tax effects     -                 -
              Less: Total stock-based employee compensation
                 expense determined under fair value based
                 method for all awards, net of related tax effects            (-)               (-)
                                                                       ---------       -----------
               Pro forma                                               ($929,347)      ($1,139,064)
            Net loss per share:
               As reported:
                  Basic                                                   ($0.00)           ($0.07)
                  Diluted                                                 ($0.00)           ($0.07)
               Pro forma:
                  Basic                                                   ($0.00)           ($0.07)
                  Diluted                                                 ($0.00)           ($0.07)

            There were no options or warrants issued for the six months ended June 30, 2006 and 2005, respectively, except for the 639,834 warrants to Cornell Capital Partners, L.P. in April 2006 (see Note
            7).

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

            At June 30, 2006, deferred tax assets consist of the following:

                  NETWORTH TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 10-    PROVISION FOR INCOME TAXES (CONTINUED)


            Net operating losses                $ 8,776,222
            Amortization of intangible assets       (48,061)
                                                ------------

                                                  8,728,161

            Valuation allowance                  (8,728,161)
                                                ------------

                                                $         -
                                                ============

            At June 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $25,812,417, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2006 and 2005 is summarized as follows:


                                      2006           2005
                                  -----------    ------------
            Federal statutory rate   (34.0)%         (34.0)%

            State income               3.3             3.3
            taxes, net of
            federal benefits
            Valuation allowance       30.7            30.7
                                  -----------    ------------
                                         0%              0%
                                  ===========    ============

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

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

         There were no revenues for the six months ended June 30, 2006 and 2005, respectively. The Company is in negotiations currently with potential customers for the licensing of their software.

         Cost of revenue for the six months ended June 30, 2006 and 2005 were $48,061 and $56,061, respectively. The Company incurred $48,061 in amortization of their intangible assets each period, and in 2005 had $8,000 in expenditures under a development agreement.

         Operating expenses for the six months ended June 30, 2006 and 2005 were $391,880 and $869,414, respectively. This represents a decrease of approximately $477,500 due in large part to the expense associated with the issuance of common stock for services in 2005. Additionally, STI incurred a substantial amount of professional fees in 2005 to complete the reverse merger.

         Other income (expense) was $55,180 for the six months ended June 30, 2006 compared to $(213,589) for the six months ended June 30, 2005, an increase of $288,769. The increase is attributable to $449,991 in forgiveness of debt of certain accounts payable offset by an increase in interest expense of $223,617 in 2006 compared to 2005 due to the fair value changes in the derivative liability.

THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

                  There were no revenues for the three months ended June 30, 2006 and 2005, respectively.

         Cost of revenue for the three months ended June 30, 2006 and 2005 were $24,030 and $32,030, respectively. The Company incurred $24,030 in amortization of their intangible assets each period, and in 2005 had $8,000 in expenditures under a development agreement.

         Operating expenses for the three months ended June 30, 2006 and 2005 were $267,937 and $691,978, respectively. This represents a decrease of approximately $424,000 due in large part to the expense associated with the issuance of common stock for services in 2005. Additionally, STI incurred a substantial amount of professional fees in 2005 to complete the reverse merger.

         Other income (expense) was $130,003 for the three months ended June 30, 2006 compared to $(174,658) for the three months ended June 30, 2005, an increase of $274,661. The increase is attributable to $449,991 in forgiveness of debt of certain accounts payable offset by an increase in interest expense of $166,914 in 2006 compared to 2005 due to the fair value changes in the derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, the Company had a net working capital deficit of $8,281,972. The working capital deficit was mainly due to the derivative liabilities recognized from the debenture financing with Cornell Capital in the amount of $2,074,291, the liability for the shares to be issued in the merger of STI with the Company in the amount of $3,272,721, as well as the current portion of notes payable in the amount of $1,215,000. The Company was able to negotiate various vendor payables during the six months ended June 30, 2006 and as a result recognized forgiveness of debt in the amount of $449,991. This contributed to the reduction in accounts payable and accrued expenses in the amount of $351,709 for the six months ended June 30, 2006. The Company upon entering into additional securities purchase agreements with Cornell, was funded an additional $890,000, net of deferred fees, and with these proceeds repaid certain vendors as well as repaid some of their accrued compensation to their current and former employees. The Company has been negotiating terms of licensing agreements with customers, and may be in position to earn revenues and improve cash flow by the end of its fiscal year, December 31, 2006.

         The Company used $625,453 in operating activities for the six months ended June 30, 2006 as compared to $294,520 for the six months ended June 30, 2005. The increase in cash used in operating activities of approximately $330,000 was due to the changes in accounts payable and accrued compensation from 2006 to 2005, offset by the Company's change in net loss of approximately $750,000.

         The Company had net cash used in investing activities of $22,409 for the six months ended June 30, 2006 due to capital expenditures acquired for the Illinois location.

         The Company had net cash provided by financing activities of $906,076 for the six months ended June 30, 2006 compared to $339,567 for the six months ended June 30, 2005. This change was attributable to the Company borrowing an additional $890,000 net of deferred fees from Cornell under the securities purchase agreement.

         In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and at June 30, 2006 had working capital deficits as noted above. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

James Andrew Rice v. Solution Technology International, Inc. and Dan Jonson (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Solution Technology International, Inc., has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants have filed a motion to dismiss Dan L. Jonson as a defendant. An answer to the complaint will be due following disposition of any preliminary motions.

Urban Jonson v. Solution Technology International, Inc. (Circuit Court for Frederick County, Maryland). Mr. Jonson, a former employee of Solution Technology International, Inc. and the son of Dan L. Jonson, has sued to recover on a confessed judgment note in the principal amount of $150,000 to recover unpaid wages. Plaintiff has filed a writ of garnishment to collect on the unpaid note. Plaintiff and STI have had settlement negotiations but no settlement has been reached.

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

NetWorth received a total of $625,000 under secured convertible debentures issued to Montgomery Equity Partners, Ltd. ("Montgomery") and Advantage Capital Development Corp. ("Advantage"), companies affiliated with Cornell Capital Partners, LP to the Company's knowledge, that are convertible into shares of our Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date. The convertible debentures matured in August 2005 and have full registration rights. The convertible debentures are secured by all of the Company's assets. The Company is in default under the terms of the convertible debentures. Montgomery assigned its interest in the debenture to Advantage on March 10, 2005. Accordingly, Advantage has the right to accelerate all payments owed of principal and interest or they can convert the amounts owed into shares of our Common Stock. Advantage converted $25,000 of the debenture to 27,173,913 shares of NetWorth common stock under the conversion terms of the debenture in April 2006.

ITEM 5. OTHER INFORMATION

Following the filing of its definitive Schedule 14C Information Statement on June 23, 2006 that also provided the information required under Rule 14f-1 of the Securities and Exchange Act of 1934, as amended, in connection with a change of directors other than at a meeting of security holders, NetWorth merged with STI, changed the name of the combined company to Solution Technology International and effected a 1 for 150 reverse split of its outstanding common stock. The former members of the Board of Directors of NetWorth resigned and have been replaced by the members of the Board of Directors of STI.

ITEM 6.  EXHIBITS

Exhibit No.:                                Description                                            Location
----------                                  -----------                                            --------
31.1             Certification of Chief Executive Officer Pursuant to Section 302 of the        Provided herewith
                 Sarbanes-Oxley Act

31.2             Certification of Principal Financial and Principal Accounting Officer          Provided herewith
                 Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*            Certification of Chief Executive Officer and Principal Financial Officer       Provided herewith
                 Pursuant to Section 906 of theSarbanes-Oxley Act.

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


                     SOLUTION TECHNOLOGY INTERNATIONAL, INC.


Date: August  21, 2006         By:    /s/ Dan L. Jonson
                                    -------------------------------
                                      Dan L. Jonson
                                      Chief Executive Officer

Date: August 21, 2006          By:    /s/ Michael Pollack
                                    -------------------------------
                                      Michael Pollack
                                      Chief Financial Officer