Form 10KSB
period 2006-12-31
SOLUTION TECHNOLOGY INTERNATIONAL INC
filed 2007-04-02
CIK 1000285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission file number 0-27842

SOLUTION TECHNOLOGY INTERNATIONAL, INC. (f/k/a NetWorth Technologies, Inc.)
(Name of small business issuer in its charter)

Delaware	52-1988677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Garrett Information Enterprise Center 685 Mosser Road, Suite 11, McHenry, Maryland	21541
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (301) 387-6900

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
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
Yes: ☒	No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:☐	No: ☒

The issuer’s revenues for the most recent fiscal year, ended December 31, 2006, were $0.

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and ask price of such common equity as of March 29, 2007, was approximately $7,750,048.

As of March 29, 2007, there were outstanding 54,453,182 shares of the issuer’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, including statements under “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, among other things, business strategy and expectations concerning industry conditions, market position, future operations, margins, profitability, liquidity and capital resources. Forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or similar expressions or the negatives thereof. These expectations are based on management’s assumptions and current beliefs based on currently available information. Although the Company believes that the expectations reflected in such statements are reasonable, it can give no assurance that such expectations will be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-KSB. The Company’s operations are subject to a number of uncertainties, risks and other influences, many of which are outside its control, and any one of which, or a combination of which, could cause its actual results of operations to differ materially from the forward-looking statements.

ii

Part I

Item 1. Description of Business

The Merger of NetWorth and STI

Pursuant to an agreement and plan of merger, dated May 19, 2005, by and among NetWorth Technologies, Inc. (“NetWorth”), Solution Technology International, Inc. (“Old STI”), and STI Acquisition Corp., NetWorth agreed to issue shares equal to 90% of its fully diluted outstanding shares of Old STI. Old STI paid no cash to NetWorth, but agreed to assume certain of NetWorth’s liabilities, namely the convertible debenture that NetWorth issued to Montgomery Equity Partners, Ltd. and Advantage Capital Development Corp., affiliates of Cornell Capital Partners, LP (“Cornell Capital”), in the amount of $625,000 and payment of certain accounts payable in an amount not to exceed $150,000 in the aggregate. The merger between Old STI and STI Acquisition Corp. became effective on June 20, 2005.

Following the merger and after NetWorth’s transfer agent issued shares of NetWorth common stock to the Old STI stockholders under the terms of the merger agreement, management discovered that NetWorth’s certificate of incorporation authorized only 65,000,000 shares of common stock, rather than 650,000,000 shares. Old STI had understood, and NetWorth had represented, that NetWorth had 650,000,000 shares of common stock authorized and 20,000,000 shares outstanding. NetWorth’s transfer agent also believed that NetWorth had 650,000,000 shares of common stock authorized. This error was the result of a 1-for-10 reverse stock split that NetWorth had effected on December 1, 2004 and that its former Board of Directors erroneously believed would affect the issued and outstanding shares of common stock but not the total number of authorized shares. NetWorth was able to void the 1-for-10 reverse stock split by filing a series of four certificates of correction to NetWorth’s certificate of incorporation in November 2005. As a result of unwinding the 1-for-10 reverse stock split, NetWorth had 650,000,000 authorized shares of common stock and 325,017,160 shares of common stock issued and outstanding, including 173,130,510 shares held by the Old STI stockholders.

On June 23, 2006, the Company filed an Information Statement on Schedule 14C notifying stockholders of the approval of the following actions: (i) a 1-for-150 reverse stock split; (ii) the change of the Company’s name from “NetWorth Technologies, Inc.” to “Solution Technology International, Inc.”; (iii) the amendment of the Company’s certificate of incorporation to delete certain provisions not authorized under Delaware law; and (iv) the adoption of a new stock option plan.

Following the taking of those actions, the Company issued the remaining 38,800,285 shares of common stock issuable under the merger agreement to the Old STI stockholders and merged with Old STI.

Our Business

Overview

We were originally incorporated in Delaware in July 1995. In June 2005, we were acquired by Old STI in a reverse triangular merger, with Old STI becoming our wholly-owned subsidiary. Old STI was originally incorporated in Delaware in April 1993 as Dan L. Jonson Associates, Inc. On June 22, 1994, it changed its name to Solution Technology International, Inc. Old STI launched professional service activities in January 1997 and concluded technical research and development of its enterprise software solution in June 2001. The initial version of its enterprise-wide software solution was completed in 2003. An enhanced version of the software was released in 2006 in conjunction with the introduction of an annual subscription model as a complement to the more traditional software licensing model. In August 2006, we merged with Old STI, and the separate existence of Old STI ceased.

We market a web-based, multi-language, multi-currency software solution (the “SurSITE®”) to the domestic and international insurance and reinsurance industry designed to solve one of the well-known and costly predicaments in the industry, i.e., handling of complex technical accounting methods and transactions. Technical accounting is the tedious record keeping of (i) each individual premium and claim transaction gathered over a specific period of time from a policyholder’s insurance policy to the primary insurer; (ii) the reinsurers assuming a portion of the hazards and risk exposure from the primary insurer by means of a collection of reinsurance contracts; and (iii) the ultimate creation of claim notifications, loss recovery notices and statements of account for each such contract and the participating reinsurer.

Version 1 of the SurSITE® product for reinsurance administration was designed and developed by Old STI between 2001 and 2002 with the deployment of the product at its charter client (discussed below) occurring between December 2002 and March 2003. This has allowed SurSITE® to be built using real world scenarios rather than theoretical ones. Industry leaders, in addition to our charter client that participated in this process, included professionals from Swiss Re, Aon, and PartnerRe who contributed their industry expertise to ensure that the SurSITE® solution adhered to the technical accounting standards of the insurance and reinsurance industry. An extended and enhanced version (v2.5) of the SurSITE® solution was released in 2006.

The Insurance and Reinsurance Industry

Insurance is the second largest segment of the US economy. Insurance and health combined represent a quarter of the US GDP. We are targeting our products and services at the two-and-a-half trillion dollar global insurance industry and its 6,500 primary providers, approximately 4,500 captive insurance companies, numerous specialty insurance pools and managing general agencies (“MGA’s”).

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

Our Solution to the Current Inefficiency of Reinsurance Administration

For decades, lack of automation coupled with older legacy information systems of many global insurance and reinsurance organizations have made it difficult to accurately manage complex technical accounting methods causing losses from hard-to-detect errors around premiums received and payable, claims and risk allocation, unnecessary operating expenses and reduced investment income as a result of delayed claims recovery. Frequently, these shortcomings have been amplified by fragmented business processes, many repetitive manual paper-based processes, untimely and incomplete collection of data and lack of access to intelligence embedded in an insurance company’s own data to facilitate favorable business decisions. In addition, it is difficult for many organizations to maintain reinsurance contract knowledge caused by staff turnover, since losses may be reported years after a reinsurance contract has been put in place.

Our proprietary reinsurance software for reinsurance administration solves the costly problems described above. It manages complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from the primary insurance policy to the portions of the primary insurance policy that are reinsured.

Our management believes that the SurSITE® solution is distinguished from its competition by an “industry-first” Technical Accounting Management Server (“TAMS”) that automates both reinsurance assumed as a fixed percentage of a potential loss subject to a maximum amount (referred to in the insurance industry as “proportional”) and risks shared according to different thresholds of reinsurance exposure (referred to in the insurance industry as “non-proportional”) contract calculations and generates transactions for premiums, commissions, and claims based on events and transactions at the original insurance policy level. Our SurSITE® solution also generates statements of account, reinsurance recovery notices and claims notifications. Also, it offers a user real-time access to critical loss details by subsidiary by line of business by geographic location before and after applied reinsurance. A powerful Report Server provides real-time drill-down report capabilities allowing management of an insurance group to evaluate its results from an aggregated group summary down to a specific loss at the subsidiary level. The SurSITE® framework consists of four primary production servers:

•	Contract Management Server

•	Technical Accounting Management Server

•	Business Intelligence Server, and the

•	Quote Engine Server

Our management believes that the SurSITE® reinsurance software solution improves the quality, consistency, and accuracy of work performed, and positions top management to significantly and measurably reduce operating expenses and reduce errors.

Since SurSITE® software automates the entire reinsurance technical accounting workflow, from the primary insurance policy to business that is reinsured, there is no need to engage employees to manually mange and allocate premiums and losses to each reinsurance contract combination throughout an organization, particularly with a fleet of insurance companies. Further, one web-based SurSITE® installation can support a user’s multiple divisions and branches worldwide, which eliminates the need for redundant reinsurance systems and related information technology staff expenses.

In addition to our software product, we offer consulting services to our customers with complete requirements studies, data migration, data integration tools, system integration, and other related professional services.

Our objective is to establish our reinsurance solution as a leading software solution in managing complex reinsurance contract combinations throughout the entire reinsurance contract workflow. To achieve this goal, we are gradually enhancing our technology by adding the most efficient system controls available to achieve maximum configurability and flexibility to meet the needs of insurance groups with a fleet of insurance subsidiaries. In addition, we are adding support for new and evolving premium and claims recovery methods; functionality for trend analysis, capacity utilization and exposure control; and providing the software and services necessary to conduct safe and reliable technical accounting transactions over the Internet. In addition to traditional license agreements, we introduced an all-inclusive annual subscription model in 2006, reducing the upfront cost of the SurSITE® product for new clients.

Our Charter Client

Our initial deployment was deployed in partnership with the Swiss Pool for Aviation Insurance (“SPL”), an insurance and reinsurance consortium based in Zurich, Switzerland, which at the time consisted of 26 European insurance and reinsurance companies. This charter client offered us the most inclusive insurance and reinsurance workflow environment, which was critical for us to validate the many algorithms required to achieve the desired automation of premium and claims transactions throughout the entire reinsurance contract workflow. The SurSITE® reinsurance software offers a solution that can be configured to meet the needs of a single insurance company, a fleet of insurance companies or other similar consortia.

SPL purchased a license for use by 22 of the 26 members to produce insurance business and to conduct the related reinsurance administration for all members of the entire consortium. The initial agreement with SPL consisted of a $2,000,000 fee for the purchase of a perpetual license and a $1,250,000 five-year technical support and maintenance agreement. The fees did not include client-specific enhancements which were requested by SPL members. Those fees resulted in additional professional service fees of approximately $1,000,000.

The consortium accounted for approximately 98% of Old STI’s revenue in the fiscal year ended December 31, 2003 and 99% of its revenue for the fiscal year ended December 31, 2002. The revenue consisted of license fees and maintenance and support services. Old STI did not received any revenue from December 2003 through the date of our merger in August 2006, and we have not had any revenue since August 2006, largely as a result of the delay in concluding the process it took for Old STI to become publicly traded. This process took 28 months to complete, compared to the original estimate of six to eight months. Although we were forced to scale back the technical and maintenance support services provided to the consortium, the consortium has continued to use our product under the terms of the license agreement.

Market Analysis

Size of Insurance Industry: Of the $2.5 trillion dollars in global premiums written in 2004 (of which approximately 45% of $1.2 trillion in US business) approximately 80% or approximately $2 trillion dollars was reinsured. The insurance industry’s IT spending has historically equaled 3% of net premiums written which is project to grow to 6-7% by 2010. Thus, the current IT spending in the United States alone of approximately $42 billion dollars is expected to reach over $80 billion dollars by 2010 according to studies by PricewaterhouseCoopers and Lloyds of London.

Industry Characteristics and Trends: Our management believes that September 11, 2001 was a wakeup call for the industry. Our management further believes that 9/11 illustrated the shortcomings of existing legacy systems in providing the necessary information required to manage an insurance company’s capacity utilization and risk accumulation. The concentration of capital at risk discovered by most insurance and reinsurance companies after the World Trade Center attack made it clear that new and more efficient support systems were needed. This was further amplified by the impact of the stringent Sarbanes-Oxley Section 404 (SOX) compliance requirements. As a result, many companies ended up in receivership, were forced to stop writing new business and manage their existing portfolio of insurance until such policies expired (such a status known in the insurance industry as “run-off”) or become unwilling acquisition targets by healthier competitors. For the first time insurance executives identified and expressed the urgent need to have the most critical back office processes streamlined and automated to provide the critical real-time information required for underwriting risks identifying the impact of and recovery of large reinsured losses in a timely manner. Hurricanes Katrina and Rita further stressed the importance of expediting and identifying the financial impact of large losses to Wall Street and other stakeholders.

Critical Needs and Extent to Which Those Needs are Currently Met: The most critical need for every insurance and reinsurance company, management believes, is the ability to aggregate enterprise-wide technical accounting transactions, e.g., premiums, claims and loss reserve details at the original policy level. This data must be aggregated from all subsidiary companies by line of business to an overall parent company book-of-business. This aggregation allows real-time evaluation and determination of a group’s financial results after factoring in the amount of reinsurance protection to immediately determine a company’s “net loss” after a catastrophic loss event such as a hurricane, earthquake, tornado, terrorist attack or any other major event where a company experiences numerous claims related to one occurrence. Many companies do not have the IT infrastructure to accommodate this task in a timely manner due to fragmented, paper-based and manual backroom operations, i.e., lack of automation which makes it difficult to effectuate timely loss recoveries with loss of income as a result. This predicament is an industry-wide problem.

Purchasing Decision Makers and Influencers: Due to the nature of the problem, executive level decision makers and especially CFOs are increasingly engaged in purchasing decisions for any IT solution. Major influencers in this regard are the client company’s independent auditors and reinsurance brokers. This outside influence is being driven in part by the need for regulatory compliance, specifically, the ability to validate internal and management controls over financial reporting of technical accounting transactions. Hence, selective alliances with auditing firms represent an important business opportunity for us and our SurSITE® offerings. Another significant advocate for our solution is the global reinsurance intermediary community. The intermediary market places 80% of all global reinsurance. Our management believes that our solution will expedite and streamline premium and claim negotiations among all participants, thus increasing the margins realized for reinsurance commission.

Major Customer Groups: Our focus and selection criteria of potential clients are based on an insurance company’s level of reinsurance utilization, an above industry expense ratio and enterprise-wide requirements to comply with SOX.

Target Markets: Our defined target market consist of five leading segments of major companies and other insurance entities that would greatly benefit form deploying its reinsurance solution.

Each segment has distinguishing characteristics based on complexity, size and life cycle:

•
Large Insurance Groups (Fleet of Companies): This segment of our target market represents the largest opportunity for our software products. We have identified 275 target companies in the North American market of the approximately 6,500 companies that represent the global insurance industry.

•	Captive insurance Companies: There are approximately 4,500 captive insurance and reinsurance companies, many domiciled in the US and the Bermuda markets that are potential clients.

•
Reinsurance Companies: We are focusing on the top 75 international reinsurance companies. Each such large reinsurer represents multiple sales and licensing opportunities since they have operations and subsidiaries around the world.

•
Insurance and Reinsurance Consortia (Pools): We are actively prospecting both US and international insurance pools and already have experience with such groups from our charter client, which is a pool of international insurance companies.

•
Run-off and Commutation: Divestitures and insolvencies have created this niche market that has grown tremendously over the past five years. In conjunction with one of our alliance partners, we believe that we can obtain several clients within this market segment.

Engagement & Sales Processes

Engagement Process: We adhere to a four-phase engagement and purchasing cycle. The first is an introduction to the system using client-specific data, the second is a comprehensive consulting engagement to define the project and determine the vision and scope. The third phase is the solution implementation, based on the prioritized needs as defined in the second phase. In the fourth phase, the system enters the annual subscription phase of the software lifecycle.

Phase I: Client Introduction to SurSITE®: The initial interaction with a potential client includes an offer to configure our reinsurance solution to a segment of the prospect’s existing reinsurance program to include real business scenarios with emphasis on experienced difficulties with its current support environment. This has proven to be a powerful demonstration of the benefits associated with our book-of-business concept and encouraged most prospects to learn more about how SurSITE® can assist them in solving the many problems related to traditional reinsurance administration.

Phase II: An initial 4-8 week engagement is used for requirements and information gathering. From this, we generate a formal detailed “As-Is, To-Be, and Benefit based proposal. In discussion with the client, we then proceed to a “go/no-go” decision for the project as a whole. Based on our experience, we expect to reach a Phase II commitment in approximately 6 months from the first contact with the prospective client. Naturally, the time will vary based on the size of each individual prospect.

Phase III: This phase entails either a single subsidiary/business unit or a full-scale global implementation for an insurance group. During this phase the specific client installation is customized, delivered, and integrated. A single site implementation can take from three to nine months depending on the scope of the initial deployment. The time-consuming phase of any deployment is integration and data migration work. An enterprise-wide deployment throughout a global organization with multiple subsidiaries can easily be spread over a sixty-month period due to the complexity of integration requirements.

Phase IV: Once each deployment has been completed, tested, and accepted, the system enters the annual subscription phase of the software lifecycle.

Competition

We compete against a number of different companies in the area of reinsurance contract management. A smaller subset of those competitors offer an enterprise-wide solution needed to partially support automation of complex technical accounting methods and claims recovery processes.

Although management believes we compete primarily with reinsurance contract management providers, we also believes that we may now, or in the future, compete with companies in the following groups:

•	Internal Information Technology departments

•	Reinsurance product providers such as Computer Science Corporation (“CSC”), SAP, “Xchanging/RebusIS”, Siebel and SunGuard

•	Professional service organizations such as IBM, Accenture, Deloitte Consulting, EDS, BearingPoint and Cap Gemini Ernst & Young

•	Other potential competitors, including industry led initiatives

Today, SAP and CSC’s reinsurance software solutions constitute our primary competition among professional reinsurers and large insurance groups with offerings from Xchanging/RebusIS in Europe and Freedom Group and Siebel in the US market. In addition, SAP is trying to extend its offerings to the reinsurance market. The significant differences between these offerings and our SurSITE® solution are an incomplete solution, lack of market uniformity, and lean web-based architecture. In many cases, available systems do not meet the future needs of giants like Allianz, AXA, Hanover Re, Munich Re, Partner Re, Swiss Re, Winterthur, and XL Capital because they do not offer automation of both proportional and non-proportional technical accounting transactions throughout the entire reinsurance contract workflow. In comparison to our company, however, our competitors’ greater financial resources and longer presence in the market have allowed them to achieve considerable market penetration.

Management believes that we have one of the most complete visions for integrated reinsurance administration and technical accounting required by reinsurance and insurance providers. In making future sales, we intend to rely on references from our customers attesting to our efforts to establish the unique and powerful appeal of our solution.

Sales and Marketing

Marketing and Strategy: We have developed a two-pronged approach to maximize market penetration. We will market our solution through direct sales to end-users and indirect sales through global alliance partners. Our primary business development effort will be generated by highly experienced sales professionals. This approach will be supported by the utilization of independent consultants with extensive reinsurance experience and effective networking channels. Further, we will draw on the long-term relationships held by members of our Board of Directors through their decades of industry experience. In order to maximize our effectiveness, we have prioritized and qualified our key prospects. We are preparing to launch our European and Asian sales channels during 2007, provided the funding we seek is available. Our non-US sales channels are anticipated to be partnerships that we establish with reinsurance professionals who are well established in each such market.

Distribution channels: We expect to establish sales offices in four geographic regions that will cover the following markets:

•	North America & US Bermuda interests

•	Europe & UK Bermuda interests

•	Asia including China & Japan

•	Pacific Rim including Australia & New Zealand

We are currently working with International Operations of the Maryland Department of Business & Economic Development to identify and engage potential resellers and IT partners for the Chinese and Singapore markets.

Financing with Cornell Capital

From June 28, 2004 through April 4, 2006, Old STI entered into various convertible debenture agreements with Cornell Capital Partners, LP for amounts totaling $2,250,000, which includes a compensation debenture in the amount of $400,000. All of these agreements were replaced on April 4, 2006, with new two-year debenture agreements with a maturity date of April 4, 2008. In addition to this amount, accrued interest in the amount of $48,798 was added to the outstanding principal amount to be converted. All of the debentures accrue interest at a rate of 8% per annum.

In addition, we issued convertible debentures to Montgomery Equity Partners, Ltd. (“Montgomery”) and Advantage Capital Development Corp. (“Advantage”), companies affiliated with Cornell Capital. The proceeds of these debentures totaled $625,000, which were funded to NetWorth in two tranches of $400,000 and $225,000, respectively, from July 2004 through January 2005. Knightsbridge, who was the agent, was issued shares of our common stock at the time in February 2005. In 2006, $30,000 of these debentures were converted into 431,159 shares of common stock.

We are in default under the terms of the Advantage debenture, and accordingly, Advantage has the right to accelerate all payments owed of principal and interest into common stock.

The debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date.

The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into our common stock, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of our common stock.

The embedded derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. We have separated the embedded derivative from the hybrid instrument based on an independent valuation and classified the embedded derivative as a current liability with an offsetting debit to debt discount, which will be amortized over the term of the debenture based on the effective interest method.

The embedded derivative does not qualify as a fair value or cash flow hedge under SFAS No. 133. Accordingly, changes in the fair value of the embedded derivative are immediately recognized in earnings and classified as a gain or loss on the embedded derivative financial instrument in the accompanying statements of operations.

We entered into amended and restated agreements on April 4, 2006 with respect to our convertible debentures as described below.

Secured Convertible Debenture. We entered into a secured convertible debenture dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. We have an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of our common stock is less than $.75.

Cornell Capital has a right to convert the debenture into shares of our common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) conversion price which is equal to the lesser of $.75 or 80% of the lowest bid price of our common stock during the thirty trading days immediately prior to the conversion date. In the event we do not have enough shares authorized or listed or quoted on the OTCBB or we cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of our common stock if it would beneficially own in excess of 4.9% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Under the terms of the convertible debenture so long as any principal amount or interest is owed, we cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of our assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, our common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five trading days of such listing, our being in default of any other debentures that we have issued to Cornell Capital. Following an event of default and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of the lower of $.75 per share or the lowest closing bid price during the thirty days immediately preceding the conversion date.

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

Second Amended and Restated Secured Convertible Debenture. We entered into a second amended and restated convertible debenture in the principal amount of $642,041 dated April 4, 2006. We have assumed the obligations of Old STI to Cornell Capital under two secured debentures each in the amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively plus accrued interest of $42,041. Interest payments are to be paid monthly in arrears commencing April 4, 2006 and continuing for the first day of each calendar month thereafter that any amounts due under the convertible debenture are due and payable. The interest includes a redemption premium of 20% in addition to interest set at an annual rate of 8%.

We have an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of our common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.75 or 80% of the lowest closing bid price of our common stock during the thirty trading days immediately prior to the conversion date. In the event we do not have enough shares of common stock authorized or listed or quoted on the OTCBB or we cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of our common stock if it would beneficially own in excess of 4.9% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Under the terms of the convertible debenture so long as any principal amount or interest is owed, we cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of our assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the common stock ceasing to be quoted for trading or listing on the OTCBB and not again being quoted or listed for trading within five trading days of such listing, or if our being in default of any other debentures that we have issued to Cornell Capital. Following an event of default, and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of $.01 per share.

Amended and Restated Investor Registration Rights Agreement. On April 4, 2006, we entered into an amended and restated registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement we are obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell Capital upon conversion of the convertible debentures, the warrant shares to be issued under the warrant to Cornell Capital described above, the $642,041 convertible debenture issued to Cornell Capital, the $256,757 debenture issued to Montgomery and the warrant shares to be issued under the warrant to Montgomery. We will pay all expenses in connection with such registration. We are required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell Capital and Montgomery to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

Amended and Restated Security Agreement. We entered into a security agreement dated April 4, 2006 with Cornell Capital and Montgomery. Under the terms of the security agreement, we provided a blanket lien to Cornell Capital and Montgomery to secure our obligations under the convertible debentures issued to Cornell Capital and Montgomery, respectively. Under the terms of the security agreement, we are not allowed to permit any debts or liens against our property other than the lien previously granted by Old STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between Old STI and Crosshill Georgetown Capital.

Amended and Restated Pledge and Escrow Agreement. We entered into a pledge and escrow agreement, dated April 4, 2006, with Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, our President and CEO, pledged 9,494,100 (or 623,940 post-split) shares of NetWorth common stock to secure our obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between us and Montgomery. Mr. Jonson’s shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or us to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson’s pledged shares can be sold to cover any of the obligations owed by us to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

Irrevocable Transfer Agent Instructions Agreement. We entered into an irrevocable transfer agent instructions agreement dated April 4, 2006 among our transfer agent, Olde Monmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq., as escrow agent. Under the terms of the irrevocable transfer agent instructions, our common stock to be issued upon conversion of the convertible debentures and any interest and liquidated damages to be converted into shares of our common stock, Olde Monmouth is required to issue those shares to Cornell Capital upon receiving a duly executed conversion notice described in the irrevocable transfer instructions. We confirmed under the terms of the irrevocable transfer agent instructions that the conversion shares shall be freely transferable on our books and records and not bear any legend restricting transfer. The transfer agent has agreed to reserve for issuance to Cornell Capital sufficient shares of common stock should Cornell Capital elect to convert any of our obligations under the convertible debenture into shares of our common stock.

Warrant. We issued a warrant, dated April 4, 2006, to purchase up to 266,667 shares of our common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery and Cornell at an exercise price of $.01 and $.03 per share, respectively. The warrant is exercisable until April 4, 2011. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of our common stock unless the exercise is made within sixty days prior to the maturity date. The shares issued upon exercise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

Securities Purchase Agreement. We entered into a securities purchase agreement dated April 4, 2006 with Cornell Capital. The securities purchase agreement relates to the $1,000,000 secured convertible debenture described above. In accordance with the securities purchase agreement, we agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of our common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which Mr. Jonson pledged his shares of our common stock to Cornell and Montgomery, (iv) a second amended and restated security agreement among us, Cornell Capital, Montgomery and Old STI and (v) an irrevocable transfer agent instructions letter agreement described above. Under the securities purchase agreement, we agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell Capital under the warrant and the convertible debenture described above.

We also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Montgomery and Cornell Capital, a fee equal to 10% of the purchase price or $100,000 and a structuring fee to Yorkville Advisors Management, LLC of $10,000. These fees are being amortized over 24 months.

Second Amended and Restated Subsidiary Security Agreement. The Company entered into a second amended and restated subsidiary security agreement dated April 4, 2006. The material terms of the second amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell Capital described above.

Amended and Restated Guaranty. We entered into an amended and restated guaranty dated April 4, 2006 with Cornell Capital under which it guaranteed as a direct obligor our payment and performance under the $1,000,000 convertible debenture described above, the $400,000 convertible debenture described above, and the $642,041 and the $256,757 convertible debenture we issued to Montgomery, including all collection fees incurred by Cornell Capital and Montgomery should they have to seek enforcement of their rights under the amended and restated guaranty.

Amended and Restated Secured Convertible Debenture. We entered into amended and restated secured convertible debenture with Montgomery in the amount of $256,757, due April 4, 2008. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above.

Amended and Restated Convertible Compensation Debenture. We entered into an amended and restated convertible compensation debenture in the amount of $400,000, due April 4, 2008. The debenture is for a fee to be paid to Cornell Capital in connection with the now terminated stand by equity distribution agreement. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above. We entered into a convertible compensation debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004 that we assigned and assumed on December 20, 2005 under the assignment and assumption agreement dated December 20, 2005. The terms of the secured convertible debenture are the same as the secured convertible debentures described above.

Employees

As of March 29, 2007, we employ four full-time employees and one consultant. We anticipate that we will need additional people to fill sales & marketing, technical and administrative positions to be successful in implementing our strategic business plan. We have no collective bargaining agreements with our employees. We established a 2006 Stock Option Plan but have not issued any shares under this plan.

Summary Financial Data

The table below provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 7 of this Annual Report and Item 6, “Management’s Discussion and Analysis”.

	Year Ended December 31,
	2006	2005
Operating Results:
Operating Revenue	$-	$5,000
Cost of Revenues	$128,513	$96,123
Gross Profit (Loss)	$(128,513)	$(91,123)
Operating Expenses	$940,516	$1,861,136
Other Income (Loss)	$(552,498)	$(377,074)
Net Income (Loss)	$(1,621,527)	$(2,329,333)
Balance Sheet Data:
Current Assets	$64,043	$-
Current Liabilities	$5,569,144	$8,680,688
Accumulated Deficit	$25,484,450	$9,298,759
Stockholders’ Deficit	$6,599,899	$8,594,425

Item 2. Description of Property

Our principal executive offices are located in approximately 1,163 net usable square feet of office space at the Garrett Information Enterprise Center, 685 Mosser Road, Suite 11, McHenry, Maryland 21541. The lease is an operating lease that has a one year term and is renewable each year. The monthly rent is $1,414 per month. A security deposit of $2,828 was paid at the inception of the initial lease period.

Item 3. Legal Proceedings

Sachs Sax Klein v. NetWorth Technologies, Inc. (Palm Beach County, Florida, filed March 28, 2005). The amount in controversy is $11,039.80, representing the balance owed to plaintiff for legal services performed by plaintiff for the predecessor of its former subsidiary, NetWorth Systems, and the value of a warrant for 3% of our Common Stock. We have not filed an answer and no action has been taken by the plaintiff to seek a default judgment. The plaintiff initially expressed interest in a settlement based on issuances of our common stock, but we have not had further discussions since those initial discussions.

James Andrew Rice v. Solution Technology International, Inc. (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Old STI, has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants’ motion to dismiss Dan L. Jonson as a defendant was granted November 9, 2006. We have reached an interim agreement to settle this complaint pursuant to which will issue approximately 1,000,000 shares of common stock.

Urban Jonson v. Solution Technology International, Inc. (Circuit Court for Frederick County, Maryland). Mr. Jonson, a former employee of Old STI and the son of Dan L. Jonson, has sued to recover on a confessed judgment note in the principal amount of $150,000 to recover unpaid wages. Plaintiff filed a writ of garnishment to collect on the unpaid note and garnished $25,000. Plaintiff and defendants have had settlement negotiations but no settlement has been reached.

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). The amount in controversy is $10,690, representing the balance owed to our prior independent public accounting firm for auditing services. We have not filed an answer since none is due yet. We are presently in settlement discussions.

Item 4. Submissions Of Matters To A Vote Of Security Holders

None.

Part II

Item 5. Market For Common Equity and Related Stockholder Matters

“Bid” and “asked” offers for our common stock are quoted on the OTC Bulletin Board. Our common stock in 2005 through the third quarter of 2006 was trading under the symbol “NWRT.OB”. The symbol was changed to “STNL.OB” in connection with our name change on August 15, 2006.

The following table sets forth the high and low closing bid prices for our common stock for the periods indicated as reported by PinkSheets LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All quotations have been adjusted to reflect our January 2006 10-for-1 stock split and our August 2006 1-for-150 reverse stock split.

	Closing Bid Prices
Quarter Ended	High	Low

December 31, 2006	$0.150	$0.025
September 30, 2006	$0.165	$0.030
June 30, 2006	$0.615	$0.090
March 31, 2006	$1.200	$0.090

December 31, 2005	$2.400	$0.180
September 30, 2005	$0.930	$0.300
June 30, 2005	$0.900	$0.300
March 31, 2005	$1.200	$0.450

Stockholders

As of March 29, 2007, we believe there were 213 holders of record of our common stock. We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate the payment of a cash dividend in the foreseeable future. We intend to reinvest in its business operations any funds that could be used to pay a cash dividend. Our common stock is considered a “penny stock,” as defined in certain rules under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions do we meet) is considered a penny stock.

The SEC’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the penny stock rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the penny stock rules affect the ability of broker-dealers to sell our shares should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks.

Unless the transaction is exempt under the penny stock rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations, if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules, the market liquidity for our securities may be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of purchasers of the securities to resell them.

Equity Compensation Plan Information

We have 30,000,000 shares of common stock reserved under our 2005 Stock Option Plan (the “Plan”). No options have been issued under the Plan.

Recent Sales of Unregistered Securities

None.

Changes In Securities.

As of December 31, 2006, we had 650,000,000 shares of common stock authorized and 50,468,862 shares issued and 50,467,609 shares outstanding. The par value of the common stock is $.01. On August 15, 2006, we effected a 1-for-150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,254 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

During the year ended December 31, 2006, we issued:

1,950,103 shares of common stock on January 5, 2006 to effectuate a 10-for-1 stock split approved by our Board of Directors. The shares have been retroactively stated in these statements to reflect the stock split as of January 1, 2005.

208,667 shares of common stock in conversion of 313,000 shares of preferred stock.

38,800,285 shares of common stock to complete the merger with Old STI. The issuance of shares eliminated the liability for stock to be issued of $3,272,721 that we booked on June 20, 2005, the effective date of the merger.

392,129 shares of common stock in conversion of a related note payable in the amount of $20,000 and accrued interest on this note in the amount of $3,332.

133,333 shares of common stock in conversion of accrued interest of $20,000 of a note payable - related parties.

7,936,508 shares of common stock in a private placement for $250,000. The shares were valued at $0.0315 per share, the fair value at the date of issuance.

400,000 shares of common stock to a consultant, valued at $.05 per share, the fair value of the stock on the date of issuance.

431,159 shares of common stock in conversion of $30,000 of convertible debentures issued to Advantage.

During the year ended December 31, 2005, we issued:

632,940 shares were issued to Old STI stockholders in the share exchange. This represents a partial issuance.

194,467 shares of common stock in conversion of 291,700 Class A Preferred Shares.

42,659 shares of common stock to Knightsbridge as noted in Note 7 under the convertible debenture agreement.

30,000 shares of common stock for services rendered valued at $45,000.

337,497 shares of common stock, valued at $694,495 (ranging from $.05 per share to $.10 per share), for director fees.

Item 6. Management’s Discussion and Analysis

Overview

The following is a discussion of: (i) our results of operations and financial condition for the years ended December 31, 2006 versus December 31, 2005; (ii) our liquidity and capital resources; (iii) risk factors relating to an investment in our common stock; and (iv) our critical accounting policies.

The former Solution Technology International, Inc. (“Old STI”) merged with a wholly-owned subsidiary of NetWorth Technologies, Inc. on June 20, 2005 in a transaction that for accounting purposes was treated as a reverse merger by the accounting acquirer, Old STI. In August 2006, we merged with Old STI, the separate legal existence of Old STI ceased, and we changed our name to “Solution Technology International, Inc.”

We design, develop, market and support a web-based multi-language, multi-currency software solution (“SurSITE®”) used by insurance and reinsurance companies to facilitate and support their most critical back-office business processes. Our reinsurance application is proprietary software for reinsurance management of complex reinsurance contract combinations throughout the entire reinsurance contract workflow, from assumed and ceded to retroceded business.

What distinguishes SurSITE® from competition solutions is an “industry-first” Technical Accounting Management Server (“TAMS”) application that automates calculations and generates transactions for premiums, commissions, and claims based on events and transactions at the original insurance policy level; it also manages statements of account, reinsurance recovery notices, and claims notifications. To further enhance the applicability of the SurSITE® software, we currently are designing extensive support for facultative reinsurance used to insure very large risks that cannot be insured by a single insurance company, like property and liability insurance for multinational corporations, airlines and aerospace, cargo, energy, engineering, manufacturers, ocean hull, etc. In addition to this software product, we will provide customers with complete requirements studies, data migrations, data integration tools, system integrations and other related professional services.

We are marketing our products worldwide, at the outset by utilizing a network of international industry contacts developed by senior management and indirectly through third parties. As part of the planned scaling of the organization, we will establish resellers with experienced professionals and well-established track records and contacts throughout the insurance and reinsurance industry. We plan to establish a presence in the London market because it is the global center of reinsurance trading. We also expect to establish our own sales team to focus on the North American market. We have initiated product sales discussions with several U.S. & EU based insurance companies through our existing management team.

Our initial multi-million dollar deployment and charter client, won by our existing management team in competition against Computer Science Corporation, is the Swiss Pool for Aviation Insurance (“SPL”), an insurance and reinsurance consortium based in Zurich, Switzerland consisting of 26 well-known member companies, including among others, Allianz, Partner Re, Swiss Re, Winterthur Insurance Company and Zurich Insurance Group. The member companies are using our software platform to produce direct insurance business and manage the reinsurance transactions of the produced direct insurance business.

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

Frequently, these shortcomings have been amplified by fragmented business process, many repetitive, manual paper-based processes, untimely and incomplete collection of data and lack of access to intelligence embedded in an insurance company’s own data to facilitate making the correct business decisions. In addition, it is difficult for many organizations to maintain reinsurance contract knowledge as a result of staff turnover since losses may be reported years after a reinsurance contract has been initiated.

Our reinsurance software enables an organization to overcome the limitations of fragmented business processes and gain control of mission-critical reinsurance administration. The TAMS, which has been tested by some of the most experienced reinsurance industry professionals, provides the solution that addresses the many problems associated with accurately managing complex technical accounting methods, timely loss recoveries, and error prone business processes. Our software products allow companies to leverage their substantial investments in existing IT infrastructures while exploiting the many benefits offered by automation of technical accounting transactions. We believe that our SurSITE® reinsurance software solution improves the quality, consistency, and accuracy of work performed and positions management to significantly and measurably reduce operating expenses and reduce errors.

Our objective is to establish our reinsurance solution as a leading software solution in managing complex reinsurance contract combinations throughout the entire reinsurance contract workflow. To achieve this goal, we are gradually enhancing our technology by adding the most efficient system controls available to achieve maximum configurability and flexibility to meet the needs of insurance groups with a fleet of insurance subsidiaries. In addition, we are adding support for new and evolving premium and claims recovery methods; functionality for trend analysis, capacity utilization and exposure control; and providing the software and services necessary to conduct safe and reliable technical accounting transactions over the Internet. In addition to traditional license agreements, we introduced an all-inclusive annual subscription model in 2006, reducing the upfront cost of our SurSITE® product for new clients.

Results of Operations and Financial Condition

Years Ended December 31, 2006 versus December 31, 2005

Total Operating Revenues

We did not generate any revenues for the year ended December 31, 2006 and generated only $5,000 in revenues in 2005, respectively. The lack of revenues was attributed to our lack of operating capital as a result of not being able to raise additional capital until we could complete the actions described in our Information Statement on Schedule 14C in August 2006. Since August 2006, we have expanded our business plan and reached out to various sources to potentially be in position to be funded in the second fiscal quarter of 2007.

Total Cost of Operating Revenues

Our cost of operating revenues for the years ended December 31, 2006 and 2005 were $128,513 and $96,123, respectively, and consisted of software and support services in 2006 along with $96,123 in amortization of intangible assets for each year.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2006 were $940,516 as compared to $1,861,136 for the year ended December 31, 2005. This represented a decrease of $920,620 or approximately 50%. Operating expenses included payroll, professional fees, and related expenses of $669,067 and $1,648,666, rent expense of $58,733 and $89,719, and other general and administrative expenses of $201,005 and $104,685 for the years ended December 31, 2006 and 2005, respectively. The decrease from 2006 to 2005 is a result of the stock issued for consulting services to directors in 2005, offset by additional consultants to assist us in settling our vendor payables and financing with Cornell Capital, and the added legal and other professional fees in 2006 to enable us to complete the actions described in our June 2006 Information Statement on Schedule 14C.

We depreciate fixed assets and amortize software, related technology costs and loan costs. This resulted in an expense of $149,087 for the year ended December 31, 2006. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2006 and 2005, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is the amortization on the debt discount on the convertible debentures of $745,046 for the years ended December 31, 2006 based on the Effective Interest Method calculation of which there was no amortization of debt discount in 2005, and the recognized loss on the valuation of our derivative liability of $25,776 and $0, respectively. In addition in 2006, we recognized a gain on extinguishment of convertible debentures of $16,351 in 2006, and forgiveness of vendor payables due to settlements in the amount of $553,109 in 2006.

Interest expense was $355,258 compared to $256,788 for the years ended December 31, 2006 and 2005, respectively. The interest expense is primarily due to the convertible debentures and related party notes.

Net Income (Loss) from Continuing Operations

We reported a net (loss) from operations of $(1,621,527), or $(0.14) per share on a basic and diluted basis, for the year ended December 31, 2006 versus $(2,329,333), or $(14.73) per share on a basic and diluted basis, for the year ended December 31, 2005. The decrease is attributable to the decrease in common stock issued for services and charges related to the Cornell Capital financing for the year ended December 31, 2006 versus 2005, offset by the forgiveness of debt in 2006. The operating (loss) lines in the consolidated statements of operations is believed by management to be the true indicator of our performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2006 and 2005, respectively. There was no provision due to the carry forward of approximately $5,700,000 of net operating losses as of December 31, 2006, that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended December 31, 2006, the balance in cash and cash equivalents increased by $64,043 compared to a decrease of $452 for the year ended December 31, 2005 from operations.

As of December 31, 2006, we had $64,043 in current assets, solely consisting of cash and cash equivalents.

As of December 31, 2006, we had $5,569,114 in current liabilities, primarily consisting of $769,860 in accounts payable and accrued expenses, $621,352 in accrued compensation and $2,075,067 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into and amended on April 4, 2006. The derivative liability will be converted to equity upon conversion into common stock by Cornell Capital. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

Notwithstanding our present working capital deficiency, our consolidated financial statements have been prepared on the assumption that we continue to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations, as a going concern. We have suffered significant recurring operating losses in the past few years, and this factor along with the fact that we have been unsuccessful in raising equity other than through Cornell Capital or related parties for the most part, have caused significant doubt about our ability to continue as a going concern for a period of twelve months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The decrease in cash from operating activities for the year ended December 31, 2006 of ($1,102,661) was attributable to the net loss from operations of ($1,621,527) and forgiveness of debt of ($553,109) offset by the accretion of discount of convertible debentures of $745,046 and the increase in accounts payable and accrued expenses (including accrued compensation) of $174,197. We expended $24,685 on fixed assets in the year ended December 31, 2006, and raised $250,000 from the sale of stock and $890,000 (net of $110,000 in fees) from the issuance of convertible debentures in the year ended December 31, 2006.

The decrease in cash from operating activities for the year ended December 31, 2005 of ($550,573) was attributable to the net loss from operations of ($2,329,333) offset by the issuance of common stock for services valued at $376,500 and the increase in accounts payable and accrued expenses (including accrued compensation) of $1,156,026. We raised $285,000 from the issuance of convertible debentures and received proceeds from the issuance of notes from related parties of $250,843 in the year ended December 31, 2005.

Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following discussion of risk factors, other information contained in this Annual Report on Form 10-KSB. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC.

Risks Related to Our Business

We are a development-stage company with an unproven business model, a new and relatively unproven software technology model and a short operating history, which makes it difficult to evaluate our current business and future prospects.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. Although we were originally founded in 1993, we didn’t become operational until 1997 as a professional services company and began offering our SurSITE® software products in 2003. Due to the startling twenty-eight months it took to become a publicly traded company, we were forced to substantially scale back our sales and marketing efforts due to our limited capital during this period. As a result, we experienced a corresponding loss of sales. Our limited operating history makes an evaluation of our business and prospects very difficult. You must consider our business and prospects in light of the risks and difficulties we encounter as a development-stage company in the rapidly evolving insurance and reinsurance market. These risks and difficulties include, but are not limited to, the following:

•	Our new and relatively unproven business and software models;

•	A limited number of service offerings and risks associated with developing new product and service offerings;

•	The difficulties we face in managing rapid growth in personnel and operations;

•	A failure of our physical infrastructure or internal systems caused by a denial of service, third-party attack, employee error or malfeasance, or other causes;

•	A general failure of the Internet that impairs our ability to deliver our service;

•	A loss or breach of confidentiality of customer data;

•	The negative impact on our brand, reputation or trustworthiness caused by any significant unavailability of our service;

•	The systematic failure of a core component of our service from which it would be difficult for us to recover;

•	The timing and success of new service introductions and new technologies by our competitors; and

•	Our ability to build brand awareness in a highly competitive market.

We may not be able to successfully address any of these risks or others. Failure to adequately do so could seriously harm our business, damage our ability to retain existing customers or obtain new customers and cause our operating results to suffer more.

We have lost money historically, which means that we may not be able to maintain profitability.

From 2003 through December 31, 2006, we have not been profitable and have lost money on both a cash and overall basis. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We may need to raise additional capital in the future, but that capital may not be available.

As of December 31, 2006, we had a working capital deficit of $5,505,101 and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of December 31, 2006 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

We cannot assure you that we will be successful or that our operations will generate sufficient revenues, if any, to meet the expenses of our operations. If we require additional financing in the future, such financing may not be available or, if available, may not be available on satisfactory terms. Additionally, the nature of our business activities may require the availability of additional funds in the future due to more rapid growth than is forecast, and thus, we may need additional capital or credit lines to continue that rate of business growth. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

If we were to decide to obtain such additional funds by equity financing in one or more private or public offerings, current stockholders would experience a corresponding decrease in their percentage ownership.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

The report of our independent registered public accounting firm on our December 31, 2006 and 2005 consolidated financial statements, as noted in Note 1, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our obligations under the secured convertible debentures are secured by all of our assets.

Our obligations under the secured convertible debentures issued to Cornell Capital are secured by all of our assets. As a result, if we default under the terms of the secured convertible debentures, Cornell could foreclose its security interest and liquidate all of our assets. This would cease operations.

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect our stockholders’ ability to sell shares of our common stock.

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact stockholders’ ability to sell shares of our common stock.

Our common stock is deemed to be a “penny stock,” which may make it more difficult for you to sell your shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years; and

•
Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We could fail to attract or retain key personnel, which would be detrimental to our operations.

Our success largely depends on the efforts and abilities of Dan L. Jonson, our President and Chief Executive Officer. The loss of the services of Dan L. Jonson could materially harm our business because of the cost and time necessary to find his successor. Such a loss would also divert management attention away from operational issues. We also have other key senior management who manage our operations, and if were to lose their services, we would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

We are subject to price volatility due to our operations materially fluctuating.

As a result of the evolving nature of the markets in which we compete, as well as the current nature of the public markets and our current financial condition, we believe that our operating results may fluctuate materially, as a result the quarter-to-quarter comparisons of our results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, our results of operations fall below the expectations of securities analysts and investors, the trading price of our common stock would likely be materially and adversely affected. You should not rely on our results of any interim period as an indication of our future performance. Additionally, our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control.

Factors that may cause our quarterly results to fluctuate include, among others:

•	Our ability to retain existing clients and customers;

•	Our ability to attract new clients and customers at a steady rate;

•	Our ability to maintain customer satisfaction;

•	The extent to which our products gain market acceptance;

•	The timing and size of client and customer purchases;

•	Introductions of products and services by competitors;

•	Price competition in the markets in which we compete;

•	Our ability to attract, train, and retain skilled management;

•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations, and infrastructure; and

•	General economic conditions and economic conditions specific to wireless and portable communication device industry.

We may not be able to compete effectively in markets where our competitors have more resources.

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our service by medium-sized and large businesses. Our efforts to sell to these customers may not be successful. In particular, because we are a relatively new company with a limited operating history, these target customers may have concerns regarding our viability and may prefer to purchase critical software applications from one of our larger, more established competitors. Even if we are able to provide service to these types of customers, they may insist on additional assurances from management that we will be able to provide adequate levels of service, which could harm our business. Our prospective customers have expressed such concerns in the past, and our inability to address their concerns has hampered our growth. Additionally, each successive failure to deliver the desired services to customers further undermines our credibility in the marketplace and our ability to sell our software. Delays also allow our competitors to erode any technological lead we may have with our product.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, potentially diverting resources and harming our business.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require management to provide greater levels of education to prospective customers regarding the use and benefits of our service. In addition, larger customers may demand more customization, integration services, and features. As a result of these factors, these sales opportunities may require management to devote greater sales support and professional service resources to individual sales, driving up costs and time required to complete sales and diverting sales and professional service resources to a smaller number of larger transactions.

Our future financial performance may be hurt to the extent that we cannot introduce and gain customers acceptance of enhanced editions of our service.

Our future financial performance will depend on our ability to develop and introduce new features to, and new additions of, our service. The success of new features and editions depends on several factors, including the timely completion, introduction and market acceptance of the feature or edition. Failure in this regard may significantly impair our revenue growth. In addition, the market for our service may be limited if prospective customers require customized features or functions that are incompatible with our application delivery model. If management is unable to develop new features or enhanced editions of our service that achieve widespread levels of market acceptance, our sales and reputation could suffer, particularly if we have been successful in meeting management’s goal of establishing our products as market leaders. If prospective customers require customized features or functions, our costs could increase and our reputation and sales could be harmed.

If we do not successfully establish strong brand identity in the markets we are currently serving, we may be unable to achieve widespread acceptance of our products.

We believe that establishing and strengthening our products is critical to achieving widespread acceptance of our future products and to establish key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively.

Future acquisitions may disrupt our business and deplete our financial resources.

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products, and technologies. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

•	Issue stock that would dilute our current stockholders’ percentage ownership;

•	Incur debt;

•	Assume liabilities;

•	Incur impairment charges related to goodwill and other intangible assets we acquire; or

•	Incur large and immediate write-offs.

The use of debt to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

•	Integration of the operations of the acquired business and its technologies or products;

•	Unanticipated costs;

•	Diversion of management’s attention from our core business;

•	Adverse effects on existing business relationships with suppliers and customers;

•	Risks associated with entering markets in which we have limited prior experience; and

•	Potential loss of key employees, particularly those of the purchased companies.

Any failure to adequately expand our direct sales force will impede our growth and ability to generate sales.

Management expects to be substantially dependent on a direct sales force to obtain new customers, particularly large enterprise customers, and to mange our customer base. Management believes that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as management would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where it does business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our services will suffer. Additionally, our financial resources have limited our ability to recruit employees, partners and customers. Many of our potential employees, partners and customers have expressed the same reluctance to join our company until such time as our financial resources are more secure. Until we begin generating significant revenue from customer contracts, we believe this problem will persist.

Sales to customers outside the United States expose us to risks inherent in international sales.

Sales in Europe represented all of our revenue in fiscal 2003 and 2002. We intend to expand our domestic and international sales efforts. As a result, we will be subject to risks and challenges that we would otherwise not face if we conducted business only in the United States. These risks and challenges include:

•	Laws and business practices favoring local competitors;

•	More established competitors with greater resources;

•	Compliance with multiple, conflicting and changing governmental laws and regulations, including tax, privacy and data protection laws and regulations;

•	Different pricing environments;

•	Longer accounts receivable payment cycles and other collection difficulties; and

•	Regional economic and political conditions.

These factors could harm our future international sales.

We may not be able to effectively protect our intellectual property rights, which could harm our business by making it easier for our competitors to duplicate our services.

Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our software in the United States and foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality agreements and other contractual provisions and agreements, copyright and trademark laws, which afford us limited protection. The measures we take to protect our proprietary rights may not be adequate.

Stockholders may experience significant dilution from our sale of shares upon conversion of the Cornell Capital convertible debentures, and there may be a change in control as a result of these sales.

We entered into many convertible debenture agreements that have been amended as of April 4, 2006. The convertible debentures mature on April 4, 2008, and Cornell Capital upon effective registration may convert and potentially dilute the ownership of our existing stockholders. As of December 31, 2006, Cornell Capital could receive approximately 35,000,000 shares of our common stock upon conversion of these convertible debentures.

Critical Accounting Policies

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimate, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of us and all of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”. (“SFAS 142”), goodwill and other indefinite-lived intangible assets are no longer amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we then complete Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Intangible assets that do not have indefinite lives are amortized over their useful lives.

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

Other elements of our software arrangements are services that do not involve significant production, modification or customization of our software as defined in SOP 97-2. These components do not constitute a significant amount of the revenue generated currently, and did not during the early years of the post technological feasibility period. These components are recognized as the services are performed based on the accrual method of accounting.

Accounts Receivable

We conduct business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and our assessment of the general financial conditions affecting its customer base. If our actual collections experience changes, revisions to the allowance may be required.

Income Taxes

We account for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents will not be included in the computation of diluted earnings per share when we report a loss because to do so would be antidilutive for periods presented.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. We adopted these provisions on January 1, 2006, and the adoption of this pronouncement did not have a material effect on our consolidated financial statements.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to us for similar borrowings. For the convertible debentures, fair values were calculated at net present value using our weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Convertible Instruments

We reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within our control are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will evaluate the impact of SFAS 155 on our consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets, an amendment of FSB Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of operations in the period in which the changes occur. SFAS 156 is effective for us as of December 1, 2006. We do not expect the new standard to have any material impact on our financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN-48 as of January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

SFAS No. 157, “Fair Value Measurements” - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the roll-over, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors.

The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of an entity’s financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches.

SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The initial adoption of SAB 108 had no affect on the Company’s financial position, results of operations or cash flows.

Item 7. Financial Statements.

The information that appears following Item 14 of this report and is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based upon the application of management’s judgment.

In connection with the past restatements of financial statements, the Board of Directors has reevaluated certain disclosure controls and procedures and internal control over financial reporting. As a result, the Board of Directors has established additional protocols for our certifying officers, senior management and accounting and finance staff to monitor closely new accounting pronouncements that impact our financial statements. This includes continuing education of our staff including review of new pronouncements and awareness of those pronouncements being discussed, and the evaluation of their impact on our financial statements and management’s discussion and analysis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), including the remedial actions discussed above, as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of filing this report, our disclosure controls and procedures were effective and designed to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and regulations and accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal controls over financial reporting or in the factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B.  Other Information.

Not applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

Generally, each of our directors is elected by the stockholders to a term of one year and will hold office until the next annual meeting of the stockholders and until his successor has been elected and qualified. Officers are appointed by the Board of Directors and hold office at the pleasure of the Board. The Board of Directors has no nominating compensation committees or audit committee but will establish these in the near future.

Our directors and executive officers are as follows:

Name	Age	Position	Term

Dan L. Jonson	63	President, Chief Executive Officer and Director	August 2006 to present

Michael B. Shor	54	Director	August 2006 to present

Mark Spaeth	39	Director	August 2006 to present

Michael H. Pollack	40	Chief Financial Officer	August 2006 to present

Dan L. Jonson is our President and Chief Executive Officer. Prior to founding Old STI, Mr. Jonson served between 1987 and 1996 as Senior Vice President of Strategic Business Development of Avemco Corporation, a publicly traded niche insurance group specializing in aviation, marine, and collateral protection for banks and the WINS software for the property and casualty insurance market through its fully owned subsidiary, The Wheatley Group Ltd. Between 1980 and 1987, Mr. Jonson served as Vice President of Underwriting of Avemco Insurance Company. Mr. Jonson’s expertise in the insurance and reinsurance industry was developed more than thirty years in various industry positions, with the Skandia Group in Stockholm, Sweden, Extended Reinsurance Group in New York and the Avemco Group based in Frederick, Maryland. Mr. Jonson also gained experience in underwriting, marketing and business development for the North American, Far East and Pacific Rim markets.

Michael B. Shor is a director and also was director of Old STI since June 2004. Mr. Shor has over 25 years of executive and sales experience in the insurance, banking, and investment industries. Since November 2005, Mr. Shor has served as Managing Partner of Global Integrated Solutions, Ltd., an international commodity trading company. Mr. Shor served as Business Development Officer and Relationship Manager at SunTrust Corporation from July 2003 through November 2005. Immediately prior to joining SunTrust, Mr. Shor was serving as a Senior Vice President at Morgan Stanley from July 1999 until June 2003. He has also held Senior Vice President positions at First Union Securities and Wheat First Butcher and Singer. Active in the venture capital community for the past ten years, Mr. Shor has helped numerous private and public companies develop strategies for recognizing and achieving their goals. Among some of his other achievements, Mr. Shor is the founder of The Virginia Baseball Club, which was worked diligently to bring Major League Baseball to Northern Virginia for over a decade. He has also served on the boards or Executive Committees of the Northern Virginia Technology Council, National Diabetes Foundation, National Leukemia Foundation, and the Northern Virginia Lung Association.

Mark Spaeth is a director and also was director of Old STI since 2002. He has served as our Senior Vice President of Technology since August 2006, a position he held with Old STI since May 2005. Prior to joining Old STI, Mr. Spaeth had been serving as Chief Strategy Officer for Technium, Inc., a Chicago based software consulting firm for the last five years where he lead the company to develop packaged services through the implementation of robust delivery methodologies. During the last 18 years, Mr. Spaeth has worked primarily in technology based roles, including Chief Technology Officer and Software Architect across a wide variety of industries including manufacturing, healthcare, finance and insurance.

Michael H. Pollack is our Chief Financial Officer. Since April 2005, Mr. Pollack has been providing accounting services to us through his own company, Michael Pollack CPA, which is approved by the Public Company Accounting Oversight Board. Prior to that, Mr. Pollack was a partner in a regional CPA firm in New Jersey. His responsibilities included oversight of the SEC practice for the firm. Mr. Pollack is a member of the American Institute of Certified Public Accountants, and graduated from the University of Maryland in 1988 with a Bachelor of Arts in Economics.

Involvement in Legal Proceedings

None of our executive officers or directors have been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company, or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

None of our executive officers or directors have been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

None of our executive officers or directors are the subject of any pending legal proceeding.

Audit Committee

We will establish an independent audit committee shortly. In the interim, the Board of Directors serves in that capacity.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater-than-10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16 (a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, no person required to file such a report, failed to timely file any report during fiscal 2006 and 2005.

Code of Ethics

We have adopted a Code of Ethics that applies to our executive officers, including our chief executive officer. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

Item 10. Executive Compensation

Compensation paid to Dan L. Jonson, our President and Chief Executive Officer, is set forth in the Summary Compensation Table below. No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2006. We may reimburse officers for any and all out-of-pocket expenses incurred relating to company business.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan L. Jonson	2006	$114,000	-	-	-	-	-	-	$114,000
President and Chief	2005	$237,500	-	-	-	-	-	-	$237,500
Executive Officer (PEO) (1) (2)	2004	-	-	-	-	-	-	-	-

Anthony Q. Joffe	2006	-	-	-	-	-	-	-	-
Former President	2005	-	-	-	-	-	-	-	-
and Chief Executive Officer (PEO) (3)	2004	-	-	-	-	-	-	-	-

(1)	Mr. Jonson’s salary for 2006 includes $18,000 in accrued but unpaid compensation

(2)	Mr. Jonson’s salary for 2005 represents accrued but unpaid compensation.

(3)	Mr. Joffe was our President and Chief Executive Officer from March 2005 until August 2006.

As a result of our lack of revenues and liquidity, we currently do not pay Mr. Jonson’s his full compensation on a regular basis for his services. Mr. Jonson has agreed to defer the majority of his salary until such time as we are in a position to pay it. In arriving at Mr. Jonson’s salary, our objective was to determine a salary that, if paid in full, would be competitive in the market for an executive of a small software company.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan L. Jonson	-	-	-	-	-	-	-

Michael B. Shor	-	-	-	-	-	-	-

Mark Spaeth	-	-	-	-	-	-	-

(Former directors, through August 2006) *
Anthony Q. Joffe	-	-	-	-	-	-	-

Robert S. Gigliotti	-	-	-	-	-	-	-

Lawrence R. Van Etten	-	-	-	-	-	-	-

*	Director compensation for our former directors through August 2006 is based solely upon information provided to our current management by our former management.

Currently, directors do not receive any fees in connection with their service on the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2007, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 54,453,182 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o Solution Technology International, Inc., 685 Mosser Road, Suite 11, McHenry, MD 21541 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned
Dan L. Jonson	17,836,985	(1)	31.3%
Michael B. Shor	1,823,425		3.3%
Mark Spaeth	348,113		*
All directors and executive officers as a group (4 persons)	20,008,523	(1)	35.1%

*	Represents less than 1% of our outstanding common stock

(1)	Includes 2,530,550 shares owned directly by Mr. Jonson’s spouse, of which shares Mr. Jonson disclaims beneficial ownership.

Change in Control

The Company does not anticipate any changes in control of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The Company has several notes payable outstanding with related parties as identified in the Notes to the Financial Statements (Note 6) in Item 7. These notes bear interest at interest rates ranging from 6.5% to 10% annually. As of December 31, 2006, the Company has $502,865. Accrued interest on these amounts as of December 31, 2006 is $72,301.

The Board of Directors has determined that Mr. Shor is an “independent director” based on the independence standards as defined by the marketplace rules of The Nasdaq Stock Market, Inc. (Nasdaq). The Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 13.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix P to the registrant’s Definitive Information Statement on Schedule 14C, filed on June 23, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.1
Secured Convertible Debenture dated April 4, 2006 between Cornell Capital and the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.2	Termination Agreement dated April 4, 2006 between Cornell Capital and the registrant (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.3
Second Amended and Restated Secured Convertible Debenture dated April 4, 2006 between Cornell Capital and the registrant (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.4
Amended and Restated Investor Registration Rights Agreement dated April 4, 2006 between Cornell Capital and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.5
Amended and Restated Security Agreement dated April 4, 2006 among Cornell Capital, Montgomery Equity Partners and the registrant (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.6
Amended and Restated Pledge and Escrow Agreement dated April 4, 2006 among Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.7
Irrevocable Transfer Agent Instructions Agreement dated April 4, 2006 among Olde Monmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq. (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.8	Warrant dated April 4, 2006 between Montgomery and the registrant (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.9
Securities Purchase Agreement dated April 4, 2006 between Cornell Capital and the registrant (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.10
Second Amended and Restated Subsidiary Security Agreement dated April 4, 2006 between Cornell Capital and Solution Technology International (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.11
Amended and Restated Guaranty dated April 4, 2006 between Cornell Capital and Solution Technology International (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on April 11, 2006)

10.12	2005 Stock Incentive Plan (incorporated by reference to Appendix Q to the registrant’s Definitive Information Statement on Schedule 14C, filed on June 23, 2006)

10.13	Lease Agreement with Garrett College, dated June 1, 2006

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of the quarterly financial statements was $71,183 and $60,622, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet as of December 31, 2006	F-2

Statements of Operations for the Years Ended
December 31, 2006 and 2005	F-3

Statements of Changes in Stockholders’ Deficit for the
Years Ended December 31, 2006 and 2005	F-4

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Solution Technology International, Inc.
(formerly Networth Technologies, Inc.)
McHenry, Maryland

We have audited the accompanying consolidated balance sheet of Solution Technology International, Inc. (formerly Networth Technologies, Inc.) (the “Company”) as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solution Technology International, Inc. (formerly Networth Technologies, Inc.) as of December 31, 2006, and the results of its statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Herman, Lagor, Hopkins & Meeks, P.A.

March 8, 2007
Tampa, Florida

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$64,043
Prepaid expenses and other current assets	-
Total Current Assets	64,043
Fixed Assets, Net of Depreciation	26,558
Other Assets:
Intangible assets, net	384,491
Deferred financing fees, net	68,750
Security deposits	2,828
Total Other Assets	456,069
TOTAL ASSETS	$546,670
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Current portion of notes payable	$1,400,000
Notes payable - bank	200,000
Notes payable - related parties	502,865
Convertible debentures	-
Derivative liability	2,075,067
Accrued compensation	621,352
Accounts payable and accrued expenses	769,860
Total Current Liabilities	5,569,144
Long-term Liabilities:
Convertible debentures, net of disount of $1,330,022	1,577,425
Obligations under capital lease, net of current maturities	-
Total Long-term Liabilities	1,577,425
Total Liabilities	7,146,569
STOCKHOLDERS' DEFICIT
Preferred stock, $.01 Par Value; 8,000,000 shares authorized
and 0 shares issued and outstanding	-
Class A Preferred stock, $.01 Par Value; 2,000,000 shares
authorized and 801,831 shares issued and outstanding	8,018
Common stock, $.01 Par Value; 650,000,000 shares authorized
and 50,468,862 shares issued and 50,467,609 shares outstanding	504,689
Additional paid-in capital	18,390,641
Accumulated deficit	(25,484,450)
(6,581,102)
Treasury stock, 187,971 shares, at cost	(18,797)
Total Stockholders' Deficit	(6,599,899)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$546,670

The accompanying notes are an integral part of the consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING REVENUES
Sales	$-	$5,000

COST OF SALES
Software and support costs	32,390	-
Compensation expense	-	-
Amortization of intangible assets	96,123	96,123
Other costs	-	-
Total Cost of Sales	128,513	96,123

GROSS LOSS	(128,513)	(91,123)

OPERATING EXPENSES
Compensation expense	326,709	732,212
Professional and consulting fees	342,358	916,454
Rent expense	58,733	89,719
Other general and administrative expenses	201,005	104,685
Depreciation	11,711	18,066
Total Operating Expenses	940,516	1,861,136

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,069,029)	(1,952,259)

OTHER INCOME (EXPENSE)
Other income (expense)	-	(37,064)
Forgiveness of debt	553,109	-
Loss on fair value of derivative liability	(25,776)	-
Gain (loss) on conversion of convertible debentures	16,351	-
Amortization of debt extinguishment	-	(83,245)
Interest income	4,122	23
Accretion of discount on convertible debentures	(745,046)
Interest expense	(355,258)	(256,788)
Total Other Income (Expense)	(552,498)	(377,074)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,621,527)	(2,329,333)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,621,527)	$(2,329,333)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.14)	$(14.73)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	11,366,160	158,111

The accompanying notes are an integral part of the consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

						Additional
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance September 30, 2003	1,406,531	$14,065	123,773,963	$1,237,740	$(18,797)	$17,249,090	$(21,800,101)	$(3,318,003)
Prior period adjustment	-	-			-	-	-	-
Balance December 31, 2002, as restated	1,406,531	14,065			(18,797)	17,249,090	(21,800,101)	(3,318,003)
Shares issued for services rendered by employees and directors	-	-	616,700	6,167	-	8,193	-	14,360
Shares issued for services rendered by employees and directors	-	-	514,500	5,145	-	5,145	-	10,290
Cancellation of issuable shares	-	-	(33,000)	(330)	-	(370)	-	(700)
Shares issued for services rendered by employees and directors	-	-	470,000	4,700	-	4,700	-	9,400
Exercise of options to purchase common stock	-	-	547,500	5,475	-	(5,475)	-	-
Shares issued to employees, consultants and attorneys	-	-	7,684,190	76,842	-	13,667	-	90,509
Shares issued in reverse merger of Networth Systems, Inc. (a recapitalization)	-	-	75,000,002	750,000	-	(750,000)	-	-
Shares issued to directors in connection with reverse merger	-	-	6,500,000	65,000	-	(65,000)	-	-
Shares issued under director and officer compensation plan	-	-	6,704,000	67,040	-	67,040	-	134,080
Net loss for the year, as previously reported	-	-			-	-	(619,548)	(619,548)
Prior period adjustment							(122,969)	(122,969)
1 for 10 reverse stock split	-	-	(207,839,580)	(2,078,397)	-	2,078,397	-	-
Net loss for the year	-	-	-	-	-	-	(735,791)	(735,791)
Balance December 31, 2004	1,406,531	$14,065	929,218	$9,292	$(18,797)	$17,733,175	$(21,533,590)	$(3,795,855)
Issuance of common stock under convertible debenture agreement	-	-	42,659	427	-	63,562	-	63,989
Shares issued for financial printing services	-	-	30,000	300	-	44,700	-	45,000
Shares issued to directors for services rendered	-	-	337,497	3,375	-	691,120	-	694,495
Shares issued in reverse merger of Solution Technology International, Inc. (a recapitalization)	-	-	632,940	6,329	-	(6,329)	-	-
Conversion of preferred shares into common shares	(291,700)	(2,917)	194,467	1,945	-	972	-	-
Liability for stock to be issued	-	-			-	(3,272,721)	-	(3,272,721)
Net loss for the year	-	-	-	-	-	-	(2,329,333)	(2,329,333)
Balance December 31, 2005	1,114,831	11,148	2,166,781	21,668	(18,797)	15,254,479	(23,862,923)	(8,594,425)
Conversion of preferred shares into common shares	(313,000)	(3,130)	208,667	2,087	-	1,043	-	-
Shares issued in reverse merger of Solution Technology International, Inc. (a recapitalization)	-	-	38,800,285	388,002	-	2,884,719	-	3,272,721
Shares issued in conversion of note payable - related party and accrued interest on the note	-	-	525,462	5,255	-	38,077	-	43,332
Shares issued in conversion of convertible debentures with Advantage Capital Development Corp.	-	-	431,159	4,312	-	25,688	-	30,000
Shares issued for cash in private placement	-	-	7,936,508	79,365	-	170,635	-	250,000
Shares issued for services rendered	-	-	400,000	4,000	-	16,000	-	20,000
Net loss for the year	-	-	-	-	-	-	(1,621,527)	(1,621,527)
Balance December 31, 2006	801,831	$8,018	50,468,862	$504,689	$(18,797)	$18,390,641	$(25,484,450)	$(6,599,899)

The accompanying notes are an integral part of the consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,621,527)	$(2,329,333)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	149,084	114,191
(Gain) Loss on conversion of convertible debenture	(16,352)	48,798
Common stock issued for consulting services	20,000	376,500
Accretion of discount on convertible debentures	745,046	-
Forgiveness of debt	(553,109)	-
Amortization of debt extinguishment	-	83,245

Changes in assets and liabilities
Decrease in accounts receivable	-	-
(Increase) in prepaid expenses and other assets	-	-
Increase (decrease) in accrued compensation	(179,725)	582,508
Increase in accounts payable and accrued expenses	353,922	573,518
Total adjustments	518,866	1,778,760

Net cash used in operating activities	(1,102,661)	(550,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of intangible assets	-	-
Acquisitions of fixed assets	(24,685)	-
Decrease in security deposits	4,237	-

Net cash used in investing activities	(20,448)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock	-	-
Proceeds (repayments) on note payable - bank	(16,500)	16,500
Increase (decrease) in bank overdraft	(422)	422
Proceeds from note payable	-	-
Proceeds from the issuance of stock in private placement	250,000	-
Proceeds from notes payable - related parties	36,411	250,843
Proceeds from convertible debentures, net of deferred financing fees	890,000	285,000
Proceeds from conversion of convertible debentures into common stock	30,000	-
Payments of obligations under capital lease	(2,337)	(2,644)

Net cash provided by financing activities	1,187,152	550,121

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	64,043	(452)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	452

CASH AND CASH EQUIVALENTS - END OF PERIOD	$64,043	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$111,520	$35,716

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Reclassification of deferred compensation to note payable - related party	$-	$150,000
Increase in derivatives liability in connection with refinancing	$782,338	$-
Conversion of note payable - related party and accrued interest for common stock	$43,332	$-
Preferred stock issued in conversion of convertible debentures	$3,130	$-
Common stock issued in connection with reverse merger	$3,272,721	$-
Liabilities assumed in reverse merger:
Convertible debentures - prior owner	$-	$625,000
Accounts payable	$-	$150,000

The accompanying notes are an integral part of the consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

On May 19, 2005, Networth Technologies, Inc. (the “Company”), Solution Technology International, Inc. (“STI”) and STI Acquisition Company Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquirer. The merger was effective June 20, 2005 and the STI shares were deemed to be paid. In addition, STI cancelled all of its certificates and as of December 31, 2006 have received 38.800.285 shares of common stock of the Company.

Solution Technology International, Inc. (the “Company”) incorporated in Delaware on April 27, 1993, is a software product company based in McHenry, Maryland offering an enterprise solution for the global insurance and reinsurance industry. The Company has created complex reinsurance algorithms and methodologies to support automation of complex technical accounting methods and claims recovery processes. The Company has also developed sophisticated expert underwriting methods and trend analysis tools that support the insurance and reinsurance industries.

On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,448 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

The Company on June 23, 2006, changed its name to Solution Technology International, Inc.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying consolidated financial statements the Company had recurring losses of $1,621,527 and $2,329,333 for the years ended December 31, 2006 and 2005, respectively, and has a working capital deficiency of $5,505,101 as of December 31, 2006. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s stock, as well as its sales efforts. The Company has borrowed additional amounts from lending sources as well as related parties to fund its operations. The Company continues to pursue additional sources of capital to carry out its business plan. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $96,123 and $96,123 for the years ended December 31, 2006 and 2005, respectively.

In accordance with SFAS No. 2, “Accounting for Research and Development Costs”, SFAS No. 68, “Research and Development Arrangements”, and SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, technological feasibility for the product was established on January 1, 2001 with completion of the working model.

All costs subsequent to this date have been capitalized. Management on an annual basis determines if there is further impairment on their intangible assets. All costs capitalized occurred from 2001 through 2002. At that point the software and related technology was deemed completed.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Software and related technology	$961,229	$576,738	$384,491
Amortization Expense:
For the year ended December 31, 2006		$96,123
For the year ended December 31, 2005		96,123
Estimated Amortization Expense:
For the year ended December 31, 2007		$96,123
For the year ended December 31, 2008		96,123
For the year ended December 31, 2009		96,123
For the year ended December 31, 2010		96,122
Total		$384,491

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

Other elements of our software arrangements are services that do not involve significant production, modification or customization of the Company’s software as defined in SOP 97-2. These components do not constitute a significant amount of the revenue generated currently, and did not during the early years of the post technological feasibility period. These components are recognized as the services are performed based on the accrual method of accounting.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. During December 2006, the Company issued 431,159 shares of stock in the conversion of $30,000 of the convertible debentures issued to Advantage Capital Development Corp. The Company recognized a gain of $16,352 on the extinguishment of these debentures.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 35,162,476 shares of the Company’s common stock as of December 31, 2006 and are carried at fair value. The embedded conversion feature amounted to $2,051,576 at December 31, 2006. Accretion on the discount of the convertible debentures amounted to $744,269 for the year ended December 31, 2006. In addition, there is a derivative liability recognized on the 266,667 warrants issued in April 2006 to Cornell in the amount of $23,491.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2006	December 31, 2005
Net loss	$(1,621,527)	$(2,329,333)
Weighted-average common shares Outstanding (Basic)	11,366,160	158,111
Weighted-average common stock
Equivalents
Convertible debentures	35,162,100	658,157
Stock options	-	-
Warrants	11,888,912	-
Weighted-average common shares Outstanding (Diluted)	58,417,172	816,268

Deferred Financing Fees

The Company incurred $110,000 in commitment and structuring fees relating to the $1,000,000 convertible debenture agreement they entered into on April 4, 2006 with Cornell Capital. These fees are being amortized over the life of the convertible debenture which is 24 months. Amortization expense for the nine months ended December 31, 2006 is $41,250. The net deferred financing fees at December 31, 2006 are $68.750.

Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees , and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

As a result of adopting SFAS No. 123R, the Company recognized $228,131 in share-based compensation expense for the year ended December 31, 2006 related to options granted to employees in May 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There was no pro forma expense to recognize during the year ended December 31, 2005.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued In July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. Management is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006, by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 3- FIXED ASSETS

Fixed assets as of December 31, 2006 were as follows:

	Estimated Useful
	Lives (Years)
Furniture and fixtures	7	$25,544
Machinery and equipment	3-7	102,425
Leasehold improvements	6	11,870
Vehicles	5	26,908

		166,747
Less: accumulated depreciation		140,189
Property and equipment, net		$26,558

Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of December 31, 2006 is $9,913. There was $11,711 and $18,066 charged to operations for depreciation expense for the years ended December 31, 2006 and 2005, respectively.

NOTE 4- NOTES PAYABLE

SPL

The Company entered into an agreement with the Swiss Pool for Aviation Insurance (“SPL”) whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the years ended December 31, 2006 and 2005 were $18,750 and $18,750, respectively. The note payable balance due at December 31, 2006 was $750,000.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 4- NOTES PAYABLE (CONTINUED)

Crosshill

The Company entered into a revolving promissory note agreement (the “Agreement”) with Crosshill Georgetown Capital, L.P. (“Crosshill”) on January 10, 2003. Pursuant to the Agreement, Crosshill loaned the Company $750,000 which matures upon the earlier of the Company closing on an equity raise of not less than $2,000,000 or July 10, 2003, which has been amended on various occasions through December 31, 2004. The note accrued interest at 12% annually. This note was converted to long-term debt on July 1, 2004.

The Company has $650,000 outstanding at December 31, 2006. Interest expense for the years ended December 31, 2006 and 2005 was $48,750 and $48,750, respectively

The amounts are secured by a Loan and Security Agreement and an Intellectual Property Security Agreement which includes the Company’s software and related technology. In addition, the Company issued 10,122,245 warrants to CrossHill (and have issued them a replacement warrant for these warrants on November 3, 2006) for inducement to enter into the Agreement. In accordance with the third amendment, the value of the warrants utilizing the relative fair value of the instrument amounted to $37,752 and was reflected upon issuance of the warrants.

Notes payable at December 31, 2006 consists of the following:

Installment note payable to SPL through
September 2008, principal payment of $50,000 due
quarterly commencing January 1, 2005 for 15 quarters
with an annual interest rate of 2.5%.	$750,000

Installment note payable to Crosshill due through
April 2007, principal payments of $65,000 payable
quarterly commencing October 1, 2004 (extended to
January 1, 2007) interest at 7.5% (with an effective
interest rate of 12%) due monthly	650,000
Total notes payable	1,400,000
Less current maturities	1,400,000
Notes payable - net of current maturities	$-

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 4- NOTES PAYABLE (CONTINUED)

Crosshill (Continued)

The approximate aggregate amount of all note payable maturities for the period ending after December 31, 2006 is as follows:

2007	$1,400,000

NOTE 5- NOTES PAYABLE - BANK

On September 29, 2005, the Company increased their lines of credit to $216,500 from $200,000, with two banks. The Company would borrow funds from time to time for working capital needs. Interest on the lines of credit were variable at prime rate plus 2.5% (10.75% at December 31, 2006). The balance at December 31, 2006 was $200,000. Interest for the years ended December 31, 2006 and 2005 was $23,804 and $18,142, respectively.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

The Company has notes payable due to related parties:

Five unsecured notes payable in the aggregate amount of $85,000 to a director of the Company due between June 2005 and February 2007 or upon obtaining an equity line of credit whichever is earlier, with interest payable at rates ranging between 8% and 10%. One of the notes for $20,000 along with $3,332 of accrued interest was converted into 392,129 shares of common stock. Interest expense for the years ended December 31, 2006 and 2005 was $7,212 and $6,348, respectively. Accrued interest as of December 31, 2006 for this director is $12,562. As of December 2006, the Company provided the director an update on the status of the repayment of the note.

An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. The balance outstanding at December 31, 2006 is $53,166. Interest expense for the years ended December 31, 2006 and 2005 was $3,229 and $3,335, respectively. The Company has paid all interest to date to this director and no amounts are accrued as of December 31, 2006. As of December 2006, the Company provides the director an update on the status of the repayment of the note.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 6- NOTES PAYABLE - RELATED PARTIES (CONTINUED)

The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943 with $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. There were two payments made totaling $24,302 in September 2006. Balance due at December 31, 2006 is $104,448, and the Company has been accruing interest at the rate of 10% per annum, and the accrued interest as of December 31, 2006 is $23,429.

On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $153,251, to bring the total outstanding amounts to $170,251. The notes bear interest at 10% per annum. Interest expense for the years ended December 31, 2006 and 2005 was $16,748 and $3,194, respectively. The total interest of $19,942 since inception of these loans remains accrued for as of December 31, 2006. As of December 2006, the Company provides the director an update on the status of the repayment of the note.

On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $100,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the years ended December 31, 2006 and 2005 was $10,000 and $5,167, respectively. This director converted their accrued interest of $20,000 into 133,033 shares of stock in October 2006. As of December 2006, the Company provides the director an update on the status of the repayment of the note.

The Company entered into two unsecured notes payable due December 31, 2006 for $5,000 each with two different parties at 10% interest, one in January 2006 and one on February 2006 which has been extended until the Company obtains an equity line of credit. Interest expense for the year ended December 31, 2006 was $896, and this amount is accrued as of December 31, 2006. As of December 2006, the Company provides the related parties an update on the status of the repayment of the notes.

NOTE 7- CONVERTIBLE DEBENTURES

The Company from June 28, 2004 through April 4, 2006 entered into various convertible debenture agreements with Cornell Capital Partners, LP for amounts totaling $2,250,000, which includes a compensation debenture in the amount of $400,000. All of these agreements were replaced on April 4, 2006, with new two-year debenture agreements with a maturity date of April 4, 2008. In addition to this amount, accrued interest in the amount of $48,798 was added to the outstanding principal amount to be converted. All of the debentures accrue interest at a rate of 8% per annum.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

In addition, when the Company entered into a reverse merger with Networth Technologies, Inc., they assumed convertible debentures issued to Montgomery Equity Partners, Ltd. (“Montgomery”) and Advantage Capital Development Corp. (“Advantage”), companies affiliated with Cornell Capital. The proceeds of these debentures totaled $625,000, which were funded to Networth in two tranches of $400,000 and $225,000, respectively, from July 2004 through January 2005. Knightsbridge who was the agent, was issued shares of Networth stock at the time in February 2005. In 2006, $30,000 of these debentures were converted into 431,159 shares of common stock.

The Company is in default under the terms of the Advantage debenture, and accordingly has the right to accelerate all payments owed of principal and interest into common stock.

The debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the lowest volume weighted average price of the common stock for the thirty trading days immediately preceding the conversion date.

The convertible debentures meet the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock.

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

The Company entered into amended and restated agreements on April 4, 2006 with respect to its convertible debentures as described below.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Secured Convertible Debenture. The Company entered into a secured convertible debenture dated April 4, 2006 and due April 4, 2008. The debenture carries an interest rate of 8%. The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice provided that the closing bid price of the Company’s common stock is less than $.75.

Cornell Capital has a right to convert the debenture into shares of the Company’s common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) conversion price which is equal to the lesser of $.75 or 80% of the lowest bid price of the Company’s common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due provided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company’s common stock if it would beneficially own in excess of 4.9% of the Company’s issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company’s assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the Company’s common stock ceasing to be quoted for trading or listing on the OTCBB and shall not again be quoted or listed for trading within five trading days of such listing, the Company being in default of any other debentures that the Company has issued to Cornell Capital. Following an event of default and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of the lower of $.75 per share or the lowest closing bid price during the thirty days immediately preceding the conversion date.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

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

The Company has an option to redeem a portion or all amounts outstanding under the amended and restated convertible debenture upon three days advance written notice. Cornell Capital has a right to convert the debenture into shares of the Company’s common stock based upon a quotient obtained by dividing (i) the outstanding amount of the convertible debenture by the (ii) the conversion price which is equal to the lesser of $.75 or 80% of the lowest closing bid price of the Company’s common stock during the thirty trading days immediately prior to the conversion date. In the event the Company does not have enough shares of common stock authorized or listed or quoted on the OTCBB or it cannot timely satisfy the conversion sought by Cornell Capital, then Cornell Capital can demand cash equal to the product of the outstanding principal amount to be converted plus any interest due divided by the conversion price and multiplied by the highest closing price of the stock from the date of the conversion notice until the date that such cash payment is made. Cornell Capital cannot convert the debenture or receive shares of the Company’s common stock if it would beneficially own in excess of 4.99% of our issued and outstanding shares of common stock at the time of such conversion, such determination to be made by Cornell Capital.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Under the terms of the convertible debenture so long as any principal amount or interest is owed, the Company cannot, without the prior consent of Cornell Capital (i) issue or sell any common or preferred stock with or without consideration, (ii) issue or sell any preferred stock, warrant, option, right, contract or other security or instrument granting the holder thereof the right to acquire common stock with or without consideration, (iii) enter into any security instrument granting the holder of security interest in any of the Company’s assets or (iv) file any registration statement on Form S-8. Under the terms of the convertible debenture there are a series of events of default, including failure to pay principal and interest when due, the common stock ceasing to be quoted for trading or listing on the OTCBB and not again being quoted or listed for trading within five trading days of such listing, or if the Company being in default of any other debentures issued by the Company to Cornell Capital. Following an event of default, and while the event of default is not cured, Cornell Capital may accelerate all amounts due and payable in cash or elect to convert such amounts to common stock having a conversion price of $.01 per share.

Amended and Restated Investor Registration Rights Agreement. On April 4, 2006 the Company entered into an amended and restated registration rights agreement with Cornell Capital. Under the terms of the registration rights agreement the Company is obligated to register on Form SB-2 or any other applicable form the shares of its common stock issuable to Cornell Capital upon conversion of the convertible debentures, the warrant shares to be issued under the warrant to Cornell Capital described above, the $642,041 convertible debenture issued to Cornell Capital, the $256,757 debenture issued to Montgomery and the warrant shares to be issued under the warrant to Montgomery. The Company will pay all expenses in connection with such registration. The Company is required to file with the SEC in a timely manner all reports or other documents required under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended to allow Cornell Capital and Montgomery to take advantage of Rule 144 under the Securities Act of 1933 (as amended).

Amended and Restated Security Agreement. The Company entered into a security agreement dated April 4, 2006 with Cornell Capital and Montgomery. Under the terms of the security agreement, the Company provided a blanket lien to Cornell Capital and Montgomery to secure its obligations under the convertible debentures issued to Cornell Capital and Montgomery, respectively. Under the terms of the security agreement the Company is not allowed to permit any debts or liens against the Company’s property other than the lien previously granted by STI to Crosshill Georgetown Capital under the terms of a loan agreement for $750,000 plus interest between STI and Crosshill Georgetown Capital.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Amended and Restated Pledge and Escrow Agreement. The Company entered into a pledge and escrow agreement dated April 4, 2006 with Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, President and CEO of STI, pledged his shares of the Company to secure the Company’s obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between the Company and Montgomery. Mr. Jonson's shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or the Company to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson's pledged shares can be sold to cover any of the obligations owed by the Company to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

Irrevocable Transfer Agent Instructions Agreement. The Company entered into an irrevocable transfer agent instructions agreement dated April 4, 2006 among the Company’s transfer agent, Olde Monmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq., as escrow agent. Under the terms of the irrevocable transfer agent instructions, the Company’s common stock to be issued upon conversion of the convertible debentures and any interest and liquidated damages to be converted into shares of the Company’s common stock, Olde Monmouth is required to issue those shares to Cornell Capital upon receiving a duly executed conversion notice described in the irrevocable transfer instructions. The Company confirmed under the terms of the irrevocable transfer agent instructions that the conversion shares shall be freely transferable on our books and records and not bear any legend restricting transfer. The transfer agent has agreed to reserve for issuance to Cornell Capital sufficient shares of common stock should Cornell Capital elect to convert any of the Company’s obligations under the convertible debenture into shares of the Company’s common stock.

Warrant. The Company issued a warrant dated April 4, 2006 for 266,667 shares of its common stock (subject to adjustment for stock splits, stock dividends and recapitalizations) to Montgomery and Cornell at an exercise price of $.01 and $.03 per share, respectively. The warrant is exercisable until April 4, 2011. Montgomery cannot exercise the warrant if doing so would cause it to beneficially own in excess of 4.99% of the total issued and outstanding shares of the Company’s common stock unless the exercise is made within sixty days prior to the maturity date. The shares issued upon exercise of the warrant have piggyback and demand registration rights set forth in the registration rights agreement described above.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Securities Purchase Agreement. The Company entered into a securities purchase agreement dated April 4, 2006 with Cornell Capital. The securities purchase agreement relates to the $1,000,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company’s common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which Mr. Jonson pledged his shares of the Company’s common stock to Cornell and Montgomery, (iv) a second amended and restated security agreement among the Company, Cornell Capital, Montgomery and STI and (v) an irrevocable transfer agent instructions letter agreement described above. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell Capital under the warrant and the convertible debenture described above.

The Company also agreed to pay Yorkville Advisors Management, LLC, a company affiliated with Montgomery and Cornell Capital, a fee equal to 10% of the purchase price or $100,000 and a structuring fee to Yorkville Advisors Management, LLC of $10,000. These fees are being amortized over 24 months.

Second Amended and Restated Subsidiary Security Agreement. The Company entered into a second amended and restated subsidiary security agreement dated April 4, 2006. The material terms of the second amended and restated subsidiary security agreement are the same as the security agreement that the Company executed with Cornell Capital described above.

Amended and Restated Guaranty. The Company entered into an amended and restated guaranty dated April 4, 2006 with Cornell Capital under which it guaranteed as a direct obligor the Company’s payment and performance under the $1,000,000 convertible debenture described above, the $400,000 convertible debenture described above, and the $642,041 and the $256,757 convertible debenture issued by the Company to Montgomery, including all collection fees incurred by Cornell Capital and Montgomery should they have to seek enforcement of their rights under the amended and restated guaranty.

Amended and Restated Secured Convertible Debenture. The Company entered into amended and restated secured convertible debenture with Montgomery in the amount of $256,757 due April 4, 2008. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- CONVERTIBLE DEBENTURES (CONTINUED)

Amended and Restated Convertible Compensation Debenture. The Company entered into an amended and restated convertible compensation debenture in the amount of $400,000 due April 4, 2008. The debenture is for a fee to be paid to Cornell Capital in connection with the now terminated stand by equity distribution agreement. This debenture has similar redemption, conversion and remedies upon an event of default as the second amended and restated secured convertible debenture described above. The Company entered into a convertible compensation debenture in the amount of $400,000 payable to Cornell Capital and dated June 29, 2004 that was assigned by the Company and assumed by the Company on December 20, 2005 under the assignment and assumption agreement dated December 20, 2005. The terms of the secured convertible debenture are the same as the secured convertible debentures described above.

Interest expense on the convertible debentures was $182,649 and $90,063 for the years ended December 31, 2006 and 2005, respectively. Accrued interest at December 31, 2006 is $238,521. $48,798 was converted from accrued interest to additional debentures on December 31, 2005.

NOTE 8- COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company entered into a lease on June 1, 2006 with Garrett College, McHenry Maryland in the Garrett Information Enterprise Center, 685 Mosser Road, Suite 11, McHenry, Maryland 21541. The annual lease is renewable with 90 days advance notice with a monthly rent of $1,414 per month. A security deposit of $2,828 was paid at the inception of the initial lease period.

Rent expense for the years ended December 31, 2006 and 2005 was $58,733 and $94,640, respectively.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9- STOCKHOLDERS’ DEFICIT

Preferred Stock

On May 14, 2002, the Company’s Board of Directors adopted a certificate for 1,000,000 shares (amended on April 17, 2003 to 2,000,000 shares) of the 10,000,000 shares of preferred stock authorized by the shareholders at the Annual Meeting (the “Certificate of Designation”). The Certificate of Designation designated 2,000,000 shares as “Class A Non-Voting, Convertible Preferred Stock” (the “Class A Preferred Stock”). The holder of shares of the Class A Preferred Stock will be entitled to all dividends declared by the Board of Directors at a rate per share 10 times that paid per share of common stock, and will be entitled to convert each share of Class A Preferred Stock for 100 shares of common stock (subject to adjustment upon the occurrence of certain events as specified in the Certificate of Designation), but only to the extent that the aggregate number of shares of common stock held by the holder (and any other person with whom the holder must aggregate shares for purposes of Commission Rule 144) is less than 5% of the Company’s outstanding common stock so that the holder will not be deemed to have “control” within the meaning of Commission Rule 405.

The Certificate of Designation further provides: (1) for liquidation rights that treat one share of Class A Preferred Stock as if it were 1,000 shares of common stock in the event of the liquidation, dissolution or winding up of the Company; (2) that the Class A Preferred Stock will have no voting rights; and (3) that no holder of Class A Preferred Stock may serve as an officer or director of the Company, or serve in any capacity with the Company that would render such person a “control person” within the meaning of the Securities Exchange Act.

The Company at December 31, 2006 has 801,831 shares of the Class A Preferred Shares issued and outstanding.

Common Stock

As of December 31, 2006, the Company has 650,000,000 shares of common stock authorized and 50,468,862 shares issued and 50,467,609 shares outstanding. The par value of the common stock is $.01. On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,254 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9- STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

During the year ended December 31, 2006, the Company issued:

1,950,103 shares of common stock on January 5, 2006 to effectuate a 10 for 1 stock split approved by the Company’s board of directors. The shares have been retroactively stated in these statements to reflect the stock split as of January 1, 2005.

208,667 shares of common stock in conversion of 313,000 shares of preferred stock.

38,800,285 shares of common stock to complete the merger with STI. The issuance of shares eliminated the liability for stock to be issued of $3,272,721 that was booked by the Company on June 20, 2005, the effective date of the merger.

392,129 shares of common stock in conversion of a related note payable in the amount of $20,000 and accrued interest on this note in the amount of $3,332.

133,333 shares of common stock in conversion of $20,000 in accrued interest on a note payable - related parties.

7,936,508 shares of common stock in a private placement for $250,000. The shares were valued at $0.0315 per share, the fair value at the date of issuance.

400,000 shares of common stock to a consultant in the private placement transaction, valued at $.05 per share, the fair value of the stock on the date of issuance.

431,159 shares of common stock in conversion of $30,000 of convertible debentures issued to Advantage.

During the year ended December 31, 2005, the Company issued:

632,940 shares were issued to Solution Technology, Inc. shareholders in the share exchange. This represents a partial issuance.

194,467 shares of common stock in conversion of 291,700 Class A Preferred Shares.

42,659 shares of common stock to Knightsbridge as noted in Note 7 under the convertible debenture agreement.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9- STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

30,000 shares of common stock for services rendered valued at $45,000.

337,497 shares of common stock valued at $694,495 (ranging from $.05 per share to $.10 per share) for director fees.

Stock Options

The Company has not issued any stock options for the years ended December 31, 2006 and 2005.

Warrants

The Company granted 266,667 warrants to Cornell in connection with the SPA entered into April 4, 2006. In addition, the Company issued 1,500,000 warrants in October 2006 to a consultant for investor and public relations services. The Company also has 10,122,245 warrants outstanding to Crosshill as noted in Note 4. The following is a breakdown of the warrants:

Warrants	Exercise Price	Date Issued	Term
266,667	$0.03	4/4/2006	5 years
1,500,000	$0.15	10/23/2006	Indefinite
10,122,245	$0.0022	11/3/2006	3.165 years
11,888,912

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:
	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	100.00%	100.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	Term	Term

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9- STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock-based Compensation

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, amended by SFAS 148, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

	Years Ended December 31,
	2006	2005
Net loss:
As reported	($1,621,527)	($2,329,333)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(228,131)	(-)
Pro forma	($1,892,276)	($2,329,333)
Net loss per share:
As reported:
Basic	($0.16)	($14.73)
Diluted	($0.16)	($14.73)
Pro forma:
Basic	($0.16)	($14.73)
Diluted	($0.16)	($14.73)

NOTE 10- PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$1,925,916
Amortization of intangible assets	(43,576)
1,882,340
Valuation allowance	(1,882,340)
$-

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 10-PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $5,700,000, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 11- LITIGATION

Sachs Sax Klein v. NetWorth Technologies, Inc. (Palm Beach County, Florida, filed March 28, 2005). The amount in controversy is $11,039.80, representing the balance owed to plaintiff for legal services performed by plaintiff for the predecessor of its former subsidiary, NetWorth Systems, and the value of a warrant for 3% of the Company’s Common Stock. No answer has been filed by NetWorth Technologies and no action has been taken by the plaintiff to seek a default judgment. The plaintiff initially expressed interest in a settlement based on issuances of the Company's Common Stock but the Company has had not had further discussions since those initial discussions.

James Andrew Rice v. Solution Technology International, Inc. (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Solution Technology International, Inc., has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants’ motion to dismiss Dan L. Jonson as a defendant was granted November 9, 2006. The Company has settled this complaint, and will issue approximately 1,000,000 shares in settlement of the complaint.

Urban Jonson v. Solution Technology International, Inc. (Circuit Court for Frederick County, Maryland). Mr. Jonson, a former employee of Solution Technology International, Inc. and the son on Dan L. Jonson, has sued to recover on a confessed judgment note in the principal amount of $150,000 to recover unpaid wages. Plaintiff filed a writ of garnishment to collect on the unpaid note and garnished $25,000. Plaintiff and defendants have had settlement negotiations but no settlement has been reached.

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). The amount in controversy is $10,690, representing the balance owed to our prior independent public accounting firm for auditing services. We have not filed an answer since none is due yet. We are presently in settlement discussions.

NOTE 12- SUBSEQUENT EVENTS

Advantage Capital and Cornell Capital Partners have converted approximately $20,041 in convertible debentures in 2007 for 435,417 shares of common stock.

The Company converted additional notes payable - related parties of $10,000 plus accrued interest into 234,088 shares of common stock.

In March 2007, the Company settled the James Andrew Rice complaint for approximately 1,000,000 shares of stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.

Date: April 2, 2007	By:	/s/ Dan L. Jonson
Dan L. Jonson President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By:	/s/ Dan L. Jonson
Dan L. Jonson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 2, 2007	By:	/s/ Michael H. Pollack
Michael H. Pollack Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 2, 2007	By:	/s/ Michael B. Shor
Michael B. Shor Director

Date: April 2, 2007	By:	/s/ Mark Spaeth
Mark Spaeth Director

Solution Technology International, Inc.

Form 10-KSB
For the fiscal year ended December 31, 2006

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation *

3.2	By-laws *

10.1	Secured Convertible Debenture dated April 4, 2006 between Cornell Capital and the registrant *

10.2	Termination Agreement dated April 4, 2006 between Cornell Capital and the registrant *

10.3	Second Amended and Restated Secured Convertible Debenture dated April 4, 2006 between Cornell Capital and the registrant *

10.4	Amended and Restated Investor Registration Rights Agreement dated April 4, 2006 between Cornell Capital and the registrant *

10.5	Amended and Restated Security Agreement dated April 4, 2006 among Cornell Capital, Montgomery Equity Partners and the registrant *

10.6	Amended and Restated Pledge and Escrow Agreement dated April 4, 2006 among Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq. *

10.7	Irrevocable Transfer Agent Instructions Agreement dated April 4, 2006 among Olde Monmouth Stock Transfer Company, Cornell Capital and David Gonzales, Esq. *

10.8	Warrant dated April 4, 2006 between Montgomery and the registrant *

10.9	Securities Purchase Agreement dated April 4, 2006 between Cornell Capital and the registrant *

10.10	Second Amended and Restated Subsidiary Security Agreement dated April 4, 2006 between Cornell Capital and Solution Technology International *

10.11	Amended and Restated Guaranty dated April 4, 2006 between Cornell Capital and Solution Technology International *

10.12	2005 Stock Incentive Plan *

10.13	Lease Agreement with Garrett College, dated June 1, 2006 **

14	Code of Ethics for the Chief Executive Officer and Senior Financial Officers **

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) **

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 **

*	Previously filed

**	Filed herewith