Form 10QSB
period 2007-03-31
SOLUTION TECHNOLOGY INTERNATIONAL INC
filed 2007-05-15
CIK 1000285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 0-27842

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1988677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Garrett Information Enterprise Center
685 Mosser Road, Suite 11, McHenry, Maryland 21541
(Address of principal executive offices)

(301) 387-6900
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 54,670,573 shares of common stock outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Solution Technology International, Inc.
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
March 31, 2007

- INDEX -

Page

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	1

Condensed Consolidated Statements of Operations for the three months ended
March 31, 2007 and 2006 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended
March 31, 2007 and 2006 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	30

Item 3. Controls and Procedures	42

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	45

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$3,974

Total Current Assets	3,974

Fixed Assets, Net of Depreciation	24,048

Other Assets:
Intangible assets, net	360,461
Deferred financing fees, net	55,000
Security deposits	2,828

Total Other Assets	418,289

TOTAL ASSETS	$446,311

LIABILITIES AND STOCKHOLDERS' DEFICIT
.
LIABILITIES
Current Liabilities:
Current portion of notes payable	$1,400,000
Notes payable - related parties	692,865
Derivative liability	2,000,858
Accrued compensation	684,067
Accounts payable and accrued expenses	814,599

Total Current Liabilities	5,592,389

Long-term Liabilities:
Convertible debentures, net of disount of $1,073,430	1,787,248

Total Long-term Liabilities	1,787,248

Total Liabilities	7,379,637

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 Par Value; 8,000,000 shares authorized
and 0 shares issued and outstanding	-
Class A Preferred stock, $.01 Par Value; 2,000,000 shares
authorized and 801,831 shares issued and outstanding	8,018
Common stock, $.01 Par Value; 650,000,000 shares authorized
and 54,670,573 shares issued and 54,669,320 shares outstanding	546,706
Additional paid-in capital	18,515,547
Accumulated deficit	(25,984,800)
(6,914,529)
Treasury stock, 187,971 shares, at cost	(18,797)
Total Stockholders' Deficit	(6,933,326)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$446,311

The accompanying notes are an integral part of the
condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

OPERATING REVENUES
Sales	$-	$-

COST OF SALES
Amortization of intangible assets	24,031	24,031
Total Cost of Sales	24,031	24,031

GROSS LOSS	(24,031)	(24,031)

OPERATING EXPENSES
Compensation expense	96,000	-
Professional and consulting fees	37,065	44,055
Rent expense	4,278	37,415
Other general and administrative expenses	31,538	39,568
Depreciation	2,509	2,905
Total Operating Expenses	171,390	123,943

LOSS BEFORE OTHER INCOME (EXPENSE)	(195,421)	(147,974)

OTHER INCOME (EXPENSE)
Loss on fair value of derivative liability	(1,332)	-
Gain on conversion of convertible debentures	46,769	-
Accretion of discount on convertible debentures	(256,592)	-
Interest expense	(93,774)	(74,813)
Total Other Income (Expense)	(304,929)	(74,813)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(500,350)	(222,787)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(500,350)	$(222,787)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	51,373,409	2,225,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(500,350)	$(222,787)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	26,540	26,936
Amortization of deferred financing fees	13,750	-
(Gain) on conversion of convertible debenture	(46,769)	-
Loss on fair value of derivative liability	1,332	-
Accretion of discount on convertible debentures	256,592	-

Changes in assets and liabilities
Increase (decrease) in accrued compensation	96,000	(10,775)
Increase in accounts payable and accrued expenses	92,836	169,605
Total adjustments	440,281	185,766

Net cash used in operating activities	(60,069)	(37,021)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in bank overdraft	-	3,714
Proceeds from notes payable - related parties	-	34,525
Payments of obligations under capital lease	-	(1,218)

Net cash provided by financing activities	-	37,021

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(60,069)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	64,043	452

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,974	$452

CASH PAID DURING THE PERIOD FOR:
Interest expense	$27,758	$54,916

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Reclassification of notes payable - bank to notes payable - related parties	$200,000	$-
Conversion of note payable - related party and accrued interest for common stock	$11,704	$-
Common stock issued in settlement of accrued compensation and accounts payable	$79,678	$-
Common stock issued in conversion of convertible debentures	$75,541	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

On May 19, 2005, Networth Technologies, Inc. (the “Company”), Solution Technology International, Inc. (“STI”) and STI Acquisition Company Corp., a newly formed Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company was required to issue shares equal to 90% of its outstanding shares at the date of the merger for 100% of the outstanding shares of STI. As a result of the Agreement, the transaction will be treated for accounting purposes as a reverse merger by STI being the accounting acquirer. The merger was effective June 20, 2005 and the STI shares were deemed to be paid. In addition, STI cancelled all of its certificates and as of December 31, 2006 have received 38,800,285 shares of common stock of the Company.

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company on June 23, 2006, changed its name to Solution Technology International, Inc.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company had recurring losses of $500,350 and $222,787 for the three months ended March 31, 2007 and 2006, respectively, and has a working capital deficiency of $5,588,415 as of March 31, 2007. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $24,031 and $24,031 for the three months ended March 31, 2007 and 2006, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:

Software and related technology	$961,229	$600,768	$360,461

Amortization Expense:

For the three months ended March 31, 2007		$24,031
For the three months ended March 31, 2006		24,031

Estimated Amortization Expense:

For the nine months ended December 31, 2007		$72,092
For the year ended December 31, 2008		96,123
For the year ended December 31, 2009		96,123
For the year ended December 31, 2010		96,123

Total		$360,461

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. During the three months ended March 31, 2007, the Company issued 2,967,623 shares of stock in the conversion of $75,541 of the convertible debentures issued to Advantage Capital Development Corp. and Cornell Capital Partners LLP. The Company recognized a gain of $46,769 on the extinguishment of these debentures.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 152,125,390 shares of the Company’s common stock as of March 31, 2007 and are carried at fair value. The embedded conversion feature amounted to $1,996,531 at March 31, 2007. Accretion on the discount of the convertible debentures amounted to $1,000,861 through March 31, 2007, and $256,592 for the three months ended March 31, 2007. In addition, there is a derivative liability recognized on the 266,667 warrants issued in April 2006 to Cornell in the amount of $4,327.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and conversion of convertible debentures. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007	March 31, 2006
Net loss	$(500,350)	$(222,787)

Weighted-average common shares
Outstanding (Basic)	51,373,409	2,225,714

Weighted-average common stock
Equivalents
Convertible debentures	152,125,390	2,667,138
Stock options	-	-
Warrants	11,888,912	-

Weighted-average common shares
Outstanding (Diluted)	215,387,711	4,892,852

Deferred Financing Fees

The Company incurred $110,000 in commitment and structuring fees relating to the $1,000,000 convertible debenture agreement they entered into on April 4, 2006 with Cornell Capital. These fees are being amortized over the life of the convertible debenture which is 24 months. Amortization expense for the three months ended March 31, 2007 is $13,750. The net deferred financing fees at March 31, 2007 are $55.000.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

As a result of adopting SFAS No. 123R, the Company recognized no share-based compensation expense for the three months ended March 31, 2006. All options granted to employees in 2006 were granted to employees in May 2006. The impact of this share-based compensation expense on the Company's basic and diluted earnings per share was $0.00 per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

FASB Interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), was issued In July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The Company will be required to adopt FIN 48 in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The Company will be required to recognize the funded status of benefit plans and adopt the new disclosure requirements effective August 31, 2007. The Company will be required to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position effective August 31, 2009. Management is currently evaluating the requirements of SFAS 158, but based on the current funded status of the plans, management does not anticipate SFAS 158 will have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006, by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of March 31, 2007 were as follows:

	Estimated Useful Lives (Years)

Furniture and fixtures	7	$25,544
Machinery and equipment	3-7	102,425
Leasehold improvements	6	11,870
Vehicles	5	26,908

		166,747
Less: accumulated depreciation		142,699
Property and equipment, net		$24,048

Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of March 31, 2007 is $10,316. There was $2,509 and $2,905 charged to operations for depreciation expense for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4-	NOTES PAYABLE

SPL

The Company entered into an agreement with the Swiss Pool for Aviation Insurance (“SPL”) whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the three months ended March 31, 2007 and 2006 were $4,688 and $4,688, respectively. The note payable balance due at March 31, 2007 was $750,000.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

The Company has $650,000 outstanding at March 31, 2007. Interest expense for the three months ended March 31, 2007 and 2006 was $12,188 and $12,188, respectively

The amounts are secured by a Loan and Security Agreement and an Intellectual Property Security Agreement which includes the Company’s software and related technology. In addition, the Company issued 10,122,245 warrants to CrossHill (and have issued them a replacement warrant for these warrants on November 3, 2006) for inducement to enter into the Agreement. In accordance with the third amendment, the value of the warrants utilizing the relative fair value of the instrument amounted to $37,752 and was reflected upon issuance of the warrants.

Notes payable at March 31, 2007 consists of the following:

Installment note payable to SPL through September 2008, principal payment of $50,000 due quarterly commencing January 1, 2005 for 15 quarters with an annual interest rate of 2.5%.	$750,000

Installment note payable to Crosshill due through April 2007, principal payments of $65,000 payable quarterly commencing October 1, 2004 (extended to January 1, 2007) interest at 7.5% (with an effective interest rate of 12%) due monthly	650,000
Total notes payable	1,400,000
Less current maturities	1,400,000
Notes payable - net of current maturities	$-
The approximate aggregate amount of all note payable maturities for the period ending after March 31, 2007 is as follows:
All	$1,400,000

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	NOTES PAYABLE - BANK

On September 29, 2005, the Company increased their lines of credit to $216,500 from $200,000, with two banks. The Company would borrow funds from time to time for working capital needs. The lines of credit were assigned to an officer of the Company in February 2007. The Company no longer as of March 31, 2007 has any amounts oputstanding with a bank. Interest on the lines of credit were variable at prime rate plus 2.5%. Interest for the three months ended March 31, 2007 and 2006 was $2,315 and $5,297, respectively.

NOTE 6-	NOTES PAYABLE - RELATED PARTIES

The Company has notes payable due to related parties:

Five unsecured notes payable in the aggregate amount of $65,000 to a director of the Company due between June 2005 and February 2007 or upon obtaining an equity line of credit whichever is earlier, with interest payable at rates ranging between 8% and 10%. One of the notes for $20,000 along with $3,332 of accrued interest was converted into 392,129 shares of common stock in 2006. Interest expense for the three months ended March 31, 2007 and 2006 was $1,375 and $1,813, respectively. Accrued interest as of March 31, 2007 for this director is $13,937. As of March 2007, the Company provided the director an update on the status of the repayment of the note.

An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. In February 2007, the officer increased this amount to $300,000 due to the fact that the officer entered into an assignment agreement with a bank on the $200,000 line of credit. The balance outstanding at March 31, 2007 is $253,166. Interest expense for the three months ended March 31, 2007 and 2006 was $8,800 and $816, respectively. The Company has $2,619 in accrued interest as of March 31, 2007. As of March 2007, the Company provides the director an update on the status of the repayment of the note.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 6-	NOTES PAYABLE - RELATED PARTIES (CONTINUED)

The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943 with $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. There were two payments made totaling $24,302 in September 2006. Balance due at March 31, 2007 is $104,448, and the Company has been accruing interest at the rate of 10% per annum, and the accrued interest as of March 31, 2007 is $26,040.

On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $153,251, to bring the total outstanding amounts to $170,251. The notes bear interest at 10% per annum. Interest expense for the three months ended March 31, 2007 and 2006 was $4,256 and $3,981, respectively. The total interest of $24,199 since inception of these loans remains accrued for as of March 31, 2007. As of March 2007, the Company provides the director an update on the status of the repayment of the note.

On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $90,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the three months ended March 31, 2007 and 2006 was $2,375 and $2,500, respectively. This director converted their accrued interest of $20,000 into 133,033 shares of stock in October 2006. Additionally, the director converted $10,000 in principal and $1,704 in accrued interest on this note in February 2007. As of March 2007, the Company provides the director an update on the status of the repayment of the note.

The Company entered into two unsecured notes payable due December 31, 2006 for $5,000 each with two different parties at 10% interest, one in January 2006 and one on February 2006 which has been extended until the Company obtains an equity line of credit. Interest expense for the three months ended March 31, 2007 and 2006 was $250 and $146, respectively, and all interest incurred to date, $1,146 is accrued as of March 31, 2007. As of March 2007, the Company provides the related parties an update on the status of the repayment of the notes.

NOTE 7-	CONVERTIBLE DEBENTURES

The Company from June 28, 2004 through April 4, 2006 entered into various convertible debenture agreements with Cornell Capital Partners, LP for amounts totaling $2,250,000, which includes a compensation debenture in the amount of $400,000. All of these agreements were replaced on April 4, 2006, with new two-year debenture agreements with a maturity date of April 4, 2008. In the three months ended March 31, 2007, $53,041 of these debentures were converted into 2,416,182 shares of common stock.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-	CONVERTIBLE DEBENTURES (CONTINUED)

In addition to this amount, accrued interest in the amount of $48,798 was added to the outstanding principal amount to be converted. All of the debentures accrue interest at a rate of 8% per annum.

In addition, when the Company entered into a reverse merger with Networth Technologies, Inc., they assumed convertible debentures issued to Montgomery Equity Partners, Ltd. (“Montgomery”) and Advantage Capital Development Corp. (“Advantage”), companies affiliated with Cornell Capital. The proceeds of these debentures totaled $625,000, which were funded to Networth in two tranches of $400,000 and $225,000, respectively, from July 2004 through January 2005. Knightsbridge who was the agent, was issued shares of Networth stock at the time in February 2005. In 2006, $30,000 of these debentures were converted into 431,159 shares of common stock. In the three months ended March 31, 2007, an additional $22,500 of these debentures were converted into 551,441 shares of common stock.

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-	CONVERTIBLE DEBENTURES (CONTINUED)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-	CONVERTIBLE DEBENTURES (CONTINUED)

Amended and Restated Pledge and Escrow Agreement. The Company entered into a pledge and escrow agreement dated April 4, 2006 with Cornell Capital, Montgomery, Dan L. Jonson and David Gonzales, Esq., acting as escrow agent. Under the terms of the pledge and escrow agreement, Dan L. Jonson, President and CEO of STI, pledged 623,940 (post-split) shares of the Company to secure the Company’s obligations under the convertible debenture issued to Cornell Capital and to Montgomery under the securities purchase agreement between the Company and Montgomery. Mr. Jonson's shares are being held by David Gonzales, Esq., who is a principal with Cornell Capital. In the event of default under the pledge and escrow agreement, that includes failure of Montgomery or the Company to comply with any of the agreements between themselves and either Montgomery or Cornell Capital, Mr. Jonson's pledged shares can be sold to cover any of the obligations owed by the Company to Cornell Capital and Montgomery under the various financing agreements discussed here. The pledged shares shall be returned to Mr. Jonson upon payment in full of all amounts owed to Cornell Capital and Montgomery under the convertible debentures.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-	CONVERTIBLE DEBENTURES (CONTINUED)

Securities Purchase Agreement. The Company entered into a securities purchase agreement dated April 4, 2006 with Cornell Capital. The securities purchase agreement relates to the $1,000,000 secured convertible debenture described above. In accordance with the securities purchase agreement, the Company agreed to enter into (i) an amended and restated investor registration rights agreement to provide registration rights under the Securities Act of 1933, as amended, for shares of the Company’s common stock that could be issued upon conversion of the amounts owed for principal and interest under the convertible debentures described above, (ii) an amended and restated security agreement to provide a blanket lien against our property as described above, (iii) an amended and restated pledge and escrow agreement under which Mr. Jonson pledged 623,940 (post-split) shares of the Company’s common stock to Cornell and Montgomery, (iv) a second amended and restated security agreement among the Company, Cornell Capital, Montgomery and STI and (v) an irrevocable transfer agent instructions letter agreement described above. Under the securities purchase agreement the Company agreed to preserve an adequate number of shares to effect any right of conversion exercised by Cornell Capital under the warrant and the convertible debenture described above.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

Interest expense on the convertible debentures was $51,112 and $29,135 for the three months ended March 31, 2007 and 2006, respectively. Accrued interest at March 31, 2007 is $289,633. $48,798 was converted from accrued interest to additional debentures on December 31, 2005.

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

Rent expense for the three months ended March 31, 2007 and 2006 was $4,278 and $37,415, respectively.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

The Company at March 31, 2007 has 801,831 shares of the Class A Preferred Shares issued and outstanding.

Common Stock

As of March 31, 2007, the Company has 650,000,000 shares of common stock authorized and 54,670,573 shares issued and 54,669,320 shares outstanding. The par value of the common stock is $.01. On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,254 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

During the three months ended March 31, 2007, the Company issued:

234,088 shares of common stock in conversion of a related note payable in the amount of $10,000 and accrued interest of $1,704 on this note.

1,000,000 shares of common stock in settlement of litigation for accrued compensation to a former employee. The shares were valued at $79,678.

551,441 shares of common stock in conversion of $22,500 of convertible debentures issued to Advantage.

2,416,182 shares of common stock in conversion of $53,041 of convertible debentures issued to Advantage.

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options

The Company has not issued any stock options for the three months ended March 31, 2007. or the year ended December 31, 2006.

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
11,888,912

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model:

	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	100.00%	100.00%
Risk free interest rates	3.50%	3.50%
Expected lives (years)	Term	Term

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

At March 31, 2007, deferred tax assets consist of the following:

Net operating losses	$1,778,200
Amortization of intangible assets	(10,894)

1,767,306

Valuation allowance	(1,767,306)

$-

At March 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $5,230,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

James Andrew Rice v. Solution Technology International, Inc. (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Solution Technology International, Inc., has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants’ motion to dismiss Dan L. Jonson as a defendant was granted November 9, 2006. The Company settled this complaint in March 2007, and issued approximately 1,000,000 shares in settlement of the complaint which were valued at $79,678.

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

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). This amount in controversy is $10,690, representing the balance owed to the prior independent public accounting firm for STI prior to the merger with the Company. The Company has not filed an answer since none is due yet. The Company is currently in settlement discussions.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from our financial statements and the related notes, which are included. The following information and discussion should be read in conjunction with those financial statements and notes, as well as the information provided in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

Overview

The following is a discussion of: (i) our results of operations and financial condition for the three months ended March 31, 2007 versus March 31, 2006; (ii) our liquidity and capital resources; (iii) risk factors relating to an investment in our common stock; and (iv) our critical accounting policies.

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

Results of Operations and Financial Condition

Three Months Ended March 31, 2007 versus March 31, 2006

Total Operating Revenues

We had no operating revenues for the three months ended March 31, 2007 and 2006. The lack of revenues was attributed to our lack of operating capital as a result of not being able to raise additional capital until we could complete the actions described in our annual report on Form 10-KSB. Since August 2006, we have expanded our business plan and reached out to various sources to potentially be in position to be funded in the second fiscal quarter of 2007.

Total Cost of Operating Revenues

Our cost of operating revenues for the three months ended March 31, 2007 and 2006 were $24,031 and $24,031, respectively, and consisted of amortization of intangible assets for each three month period.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2007 were $171,390 as compared to $123,943 for the three months ended March 31, 2006. This represented a increase of $47,447, or approximately 28%. Operating expenses included payroll, professional fees, and related expenses of $133,065 and $44,055, rent expense of $4,278 and $37,415, and other general and administrative expenses of $31,538 and $39,568 for the three months ended March 31, 2007 and 2006, respectively. The increase from 2007 to 2006 is a result of additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $2,509 and $2,905 for the three months ended March 31, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of March 31, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is the amortization on the debt discount on the convertible debentures of $256,592 for the three months ended March 31, 2007 based on the Effective Interest Method calculation. There was also a recognized loss on the valuation of our derivative liability of $1,332. In addition in 2007, we recognized a gain on extinguishment of convertible debentures of $46,769.

Interest expense was $93,774 compared to $74,813 for the three months ended March 31, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures and related party notes.

Net Income (Loss) from Continuing Operations

We reported a net (loss) from operations of $(500,350), or $(0.01) per share on a basic and diluted basis, for the three months ended March 31, 2007 versus $(222,787), or $(0.10) per share on a basic and diluted basis, for the three months ended March 31, 2006. The increase in the net loss is attributable to the charges related to the Cornell Capital financing for the three months ended March 31, 2007 versus 2006. The operating (loss) lines before other income (expense) in the condensed consolidated statements of operations is believed by management to be the true indicator of our performance during the period. Our loss before other income (expense) was $195,421 for the three months ended March 31, 2007, compared to $147,974 for the three months ended March 31, 2006. The increase in our loss before other income (expense) was attributable to our increase in total operating expenses.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $6,250,000 of net operating losses as of March 31, 2007 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the three months ended March 31, 2007, the balance in cash and cash equivalents decreased by $60,069 compared to no change for the three months ended March 31, 2006. This decrease is attributable solely to cash used in operating activities, which was attributable to a net loss from operations of ($500,350) offset by accretion of discount of convertible debentures of $256,592 and an increase in accounts payable and accrued expenses (including accrued compensation) of $188,836. This compares to a decrease in cash from operating activities for the three months ended March 31, 2006 of ($37,021), which was attributable to a net loss from operations of ($222,787) offset by an increase in accounts payable and accrued expenses (including accrued compensation) of $158,830. We received proceeds from the issuance of notes to related parties of $34,525 in the three months ended March 31, 2006.

As of March 31, 2007, we had $3,974 in current assets, solely consisting of cash and cash equivalents.

As of March 31, 2007, we had $5,592,389 in current liabilities, primarily consisting of $814,599 in accounts payable and accrued expenses, $684,067 in accrued compensation and $2,000,858 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into and amended on April 4, 2006. The derivative liability will be converted to equity upon conversion into common stock by Cornell Capital. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

Notwithstanding our present working capital deficiency, our condensed consolidated financial statements have been prepared on the assumption that we continue to have the ability to generate sufficient cash flows from operations or raise sufficient capital to ensure the reduction of the working capital deficiency and fund future operations, as a going concern. We have suffered significant recurring operating losses in the past few years, and this factor along with the fact that we have been unsuccessful in raising equity other than through Cornell Capital or related parties for the most part, have caused significant doubt about our ability to continue as a going concern for a period of twelve months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider the following discussion of risk factors, other information contained in this Quarterly Report on Form 10-QSB. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC.

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

From 2003 through March 31, 2007, we have not been profitable and have lost money on both a cash and overall basis. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We may need to raise additional capital in the future, but that capital may not be available.

As of March 31, 2007, we had a working capital deficit of $5,588,415 and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of March 31, 2007 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

We entered into many convertible debenture agreements that have been amended as of April 4, 2006. The convertible debentures mature on April 4, 2008, and Cornell Capital upon effective registration may convert and potentially dilute the ownership of our existing stockholders. As of March 31, 2007, Cornell Capital could receive approximately 150,000,000 shares of our common stock upon conversion of these convertible debentures.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of us and all of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

We conduct business and extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. The criteria for allowance provision are determined based on historical experience and our assessment of the general financial conditions affecting its customer base. If our actual collections experience changes, revisions to the allowance may be required.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005. We adopted these provisions on January 1, 2006, and the adoption of this pronouncement did not have a material effect on our condensed consolidated financial statements.

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

Convertible Instruments

We reviewed the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within our control are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our condensed consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will evaluate the impact of SFAS 155 on our condensed consolidated financial statements.

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

Item 3. Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

James Andrew Rice v. Solution Technology International, Inc. (U.S. District Court for the District of Maryland). Mr. Rice, a former employee of Old STI, has sued to recover alleged unpaid wages of $89,677.80 (which he claims are trebled under the Maryland wage and hour laws to $269,033.40) and alleged expenses of approximately $9,600. Defendants’ motion to dismiss Dan L. Jonson as a defendant was granted November 9, 2006. We have reached an agreement to settle this complaint where we issued 1,000,000 shares of common stock to settle the claim.

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

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). This amount in controversy is $10,690, representing the balance owed to the prior independent public accounting firm for STI prior to the merger with the Company. The Company has not filed an answer since none is due yet. The Company is currently in settlement discussions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued:

234,088 shares of common stock in conversion of a related note payable in the amount of $10,000 and accrued interest of $1,704 on this note.

1,000,000 shares of common stock in settlement of litigation for accrued compensation to a former employee. The shares were valued at $79,678.

551,441 shares of common stock in conversion of $22,500 of convertible debentures issued to Advantage.

2,416,182 shares of common stock in conversion of $53,041 of convertible debentures issued to Cornell Capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007	SOLUTION TECHNOLOGY INTERNATIONAL, INC.

	By:	/s/ Dan L. Jonson
Dan L. Jonson
Chief Executive Officer

Solution Technology International, Inc.
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
March 31, 2007

- EXHIBIT INDEX -
Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.