Form 10QSB
period 2007-09-30
SOLUTION TECHNOLOGY INTERNATIONAL INC
filed 2007-11-15
CIK 1000285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007

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

There were 93,236,104 shares of common stock outstanding as of November 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Solution Technology International, Inc.
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
September 30, 2007

- INDEX -

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2007 (Unaudited)	2

Statements of Operations for the Nine and Three Months Ended September 30, 2007 and 2006 (Unaudited)	3

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 (UNAUDITED)
ASSETS

Current Assets:
Cash and cash equivalents	$8,701

Total Current Assets	8,701

Fixed Assets, Net of Depreciation	19,029

Other Assets:
Intangible assets, net	312,399
Deferred financing fees, net	27,500
Security deposits	2,828

Total Other Assets	342,727

TOTAL ASSETS	$370,457

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current Liabilities:
Current portion of notes payable	$1,390,000
Notes payable - related parties	685,067
Derivative liability	1,569,054
Accrued compensation	803,840
Accounts payable and accrued expenses	966,910

Total Current Liabilities	5,414,871

Long-term Liabilities:
Convertible debentures, net of disount of $563,209	2,216,726

Total Long-term Liabilities	2,216,726

Total Liabilities	7,631,597

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 Par Value; 8,000,000 shares authorized and 0 shares issued and outstanding	-
Class A Preferred stock, $.01 Par Value; 2,000,000 shares authorized and 801,831 shares issued and outstanding	8,018
Common stock, $.01 Par Value; 650,000,000 shares authorized and 93,236,104 shares issued and 93,234,851 shares outstanding	932,361
Additional paid-in capital	18,474,354
Accumulated deficit	(26,657,076)
(7,242,343)
Treasury stock, 187,971 shares, at cost	(18,797)
Total Stockholders' Deficit	(7,261,140)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$370,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
OPERATING REVENUES
Sales	$19,275	$-	$-	$-

COST OF SALES
Amortization of intangible assets	72,092	72,092	24,031	24,031
Total Cost of Sales	72,092	72,092	24,031	24,031

GROSS LOSS	(52,817)	(72,092)	(24,031)	(24,031)

OPERATING EXPENSES
Compensation expense	315,927	144,632	121,986	72,139
Professional and consulting fees	89,136	207,657	28,836	83,787
Rent expense	16,867	53,254	6,297	5,478
Other general and administrative expenses	94,798	219,331	39,936	77,166
Depreciation	7,529	8,248	2,510	2,672
Total Operating Expenses	524,257	633,122	199,565	241,242

LOSS BEFORE OTHER INCOME (EXPENSE)	(577,074)	(705,214)	(223,596)	(265,273)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	490,080	-	40,089
Gain (loss) on fair value of derivative liability	309,472	786	(5,689)	14
Gain on conversion of convertible debentures	127,512	-	10,948	-
Accretion of discount on convertible debentures	(766,813)	(491,151)	(256,038)	(247,755)
Interest expense	(265,723)	(238,898)	(75,989)	(86,711)
Total Other Income (Expense)	(595,552)	(239,183)	(326,768)	(294,363)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,172,626)	(944,397)	(550,364)	(559,636)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,172,626)	$(944,397)	$(550,364)	$(559,636)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.42)	$(0.01)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,303,852	2,254,505	84,961,047	2,268,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,172,626)	$(944,397)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,621	80,340
Amortization of deferred financing fees	41,250	27,500
(Gain) on conversion of convertible debenture	(127,512)	-
(Gain) loss on fair value of derivative liability	(309,472)	(786)
Accretion of discount on convertible debentures	766,813	491,151

Changes in assets and liabilities
Decrease in prepaid expenses and other assets	-	4,237
Increase (decrease) in accrued compensation	302,591	(233,231)
Increase in accounts payable and accrued expenses	200,087	(281,730)
Total adjustments	953,378	87,481

Net cash used in operating activities	(219,248)	(856,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(22,409)

Net cash used in investing activities	-	(22,409)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds (repayments) on note payable - bank	-	(16,500)
Increase (decrease) in bank overdraft	-	(422)
Proceeds from the issuance of stock	175,000	-
Proceeds (repayments) from notes payable - related parties	(1,094)	13,029
Proceeds from convertible debentures, net of deferred financing fees	-	890,000
Repayments of notes payable	(10,000)	-
Payments of obligations under capital lease	-	(1,746)

Net cash provided by financing activities	163,906	884,361

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,342)	5,036

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	64,043	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,701	$5,036

CASH PAID DURING THE PERIOD FOR:
Interest expense	$64,783	$84,863

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Reclassification of notes payable - bank to notes payable - related parties	$200,000	$-
Conversion of note payable - related party and accrued interest for common stock	$19,742	$-
Common stock issued in settlement of accrued compensation and accounts payable	$120,103	$-
Common stock issued in conversion of convertible debentures	$196,541	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company on June 23, 2006, changed its name to Solution Technology International, Inc.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company had recurring losses of $1,172,626 and $944,397 for the nine months ended September 30, 2007 and 2006, respectively, and has a working capital deficiency of $5,406,170 as of September 30, 2007. The Company is overdue on their debt obligations, and has generated very little revenue. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Costs incurred in creating products are charged to expense when incurred as research and development until technological feasibility is established upon completion of a working model. Thereafter, all software production costs are capitalized and carried at cost. Capitalized costs are amortized based on straight-line amortization over the remaining estimated economic life of the product - ten years. Amortization included in cost of sales is $72,092 and $72,092 for the nine months ended September 30, 2007 and 2006, respectively.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

	As of September 30, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized Intangible Assets:

Software and related technology	$961,229	$648,830	$312,399

Amortization Expense:

For the nine months ended September 30, 2007		$72,092
For the nine months ended September 30, 2006		72,092

Estimated Amortization Expense:

For the three months ended December 31, 2007		$24,030
For the year ended December 31, 2008		96,123
For the year ended December 31, 2009		96,123
For the year ended December 31, 2010		96,123

Total		$312,399

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Instruments

The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features, where the ability to physical or net-share settle the conversion option is not within the control of the Company, are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method. During the nine months ended September 30, 2007, the Company issued 19,892,494 shares of stock in the conversion of $226,541 of the convertible debentures issued to Advantage Capital Development Corp. and Cornell Capital Partners LLP. The Company recognized a gain of $127,512 on the extinguishment of these debentures.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. These derivative financial instruments are indexed to an aggregate of 1,348,628,500 shares of the Company’s common stock as of September 30, 2007 and are carried at fair value. The embedded conversion feature amounted to $1,568,873 at September 30, 2007. Accretion on the discount of the convertible debentures amounted to $1,511,082 through September 30, 2007, and $766,813 for the nine months ended September 30, 2007. In addition, there is a derivative liability recognized on the 266,667 warrants issued in April 2006 to Cornell in the amount of $181.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2007	2006
Net loss	$(1,172,626)	$(944,397)

Weighted-average common shares
Outstanding (Basic)	65,303,852	2,254,505

Weighted-average common stock Equivalents
Convertible debentures	1,348,628,500	2,247,367
Stock options	-	-
Warrants	11,888,912	266,667

Weighted-average common shares
Outstanding (Diluted)	1,425,821,264	4,768,539

Deferred Financing Fees

The Company incurred $110,000 in commitment and structuring fees relating to the $1,000,000 convertible debenture agreement they entered into on April 4, 2006 with Cornell Capital. These fees are being amortized over the life of the convertible debenture which is 24 months. Amortization expense for the nine months ended September 30, 2007 and 2006 is $41,250 and $27,500, respectively. The net deferred financing fees at September 30, 2007 are $27,500.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	7	$25,544
Machinery and equipment	3-7	102,425
Leasehold improvements	6	11,870
Vehicles	5	26,908

		166,747
Less: accumulated depreciation		147,718
Property and equipment, net		$19,029

Included in machinery and equipment is $11,298 in equipment held under capital lease. The accumulated depreciation on this equipment as of September 30, 2007 is $11,123. There was $7,529 and $8,248 charged to operations for depreciation expense for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 4-	NOTES PAYABLE

SPL

The Company entered into an agreement with the Swiss Pool for Aviation Insurance (“SPL”) whereby SPL advanced the Company under their Master SurSITE Agreement, a license/hosting fee and associated professional service fees. Advanced fees were recognized as both revenue to the Company for achieving certain benchmarks in accordance with the agreement, and certain fees were advances to be repaid due to contractual obligations to SPL. The original terms were for the advances to be repaid in a period not to exceed five years, no interest. In 2004, interest started accruing at 2.5% annually. The Company originally was advanced $700,000 from June 2002 through October 2002, and credited one quarterly maintenance fee of $35,000 in 2002 and two quarterly maintenance fees totaling $70,000 in 2003. Additionally, SPL advanced another $200,000 in 2003 at 9% interest annually of which $45,000 was repaid in June 2004. Interest expense for the nine months ended September 30, 2007 and 2006 were $14,063 and $14,063, respectively. The note payable balance due at September 30, 2007 was $750,000.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The Company has $640,000 outstanding at September 30, 2007. Interest expense for the nine months ended September 30, 2007 and 2006 was $36,438 and $36,563, respectively. (See Note 12)

The amounts are secured by a Loan and Security Agreement and an Intellectual Property Security Agreement which includes the Company’s software and related technology. In addition, the Company issued 10,122,245 warrants to CrossHill (and have issued them a replacement warrant for these warrants on November 3, 2006) for inducement to enter into the Agreement. In accordance with the third amendment, the value of the warrants utilizing the relative fair value of the instrument amounted to $12,742 and was reflected upon issuance of the warrants.

Notes payable at September 30, 2007 consists of the following:

Installment note payable to SPL through September 2008, principal payment of $50,000 due quarterly commencing January 1, 2005 for 15 quarters with an annual interest rate of 2.5%.	$750,000

Installment note payable to Crosshill due through April 2007, principal payments of $65,000 payable quarterly commencing October 1, 2004 (extended to January 1, 2007) interest at 7.5% (with an effective interest rate of 12%) due monthly	640,000

Total notes payable	1,390,000
Less current maturities	1,390,000

Notes payable - net of current maturities	$-

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-	NOTES PAYABLE (CONTINUED)

Crosshill (Continued)

The approximate aggregate amount of all note payable maturities for the period ending after
September 30, 2007 is as follows:

All	$ 1,390,000

NOTE 5-	NOTES PAYABLE - BANK

On September 29, 2005, the Company increased their lines of credit to $216,500 from $200,000, with two banks. The Company would borrow funds from time to time for working capital needs. The lines of credit were assigned to an officer of the Company in February 2007. The Company no longer as of September 30, 2007 has any amounts outstanding with a bank. Interest on the lines of credit were variable at prime rate plus 2.5%. Interest for the nine months ended September 30, 2007 and 2006 was $2,315 and $11,026, respectively.

NOTE 6-	NOTES PAYABLE - RELATED PARTIES

The Company has notes payable due to related parties:

Five unsecured notes payable in the aggregate amount of $65,000 to a director of the Company due between June 2005 and February 2007 or upon obtaining an equity line of credit whichever is earlier, with interest payable at rates ranging between 8% and 10%. One of the notes for $20,000 along with $3,332 of accrued interest was converted into 392,129 shares of common stock in 2006. Interest expense for the nine months ended September 30, 2007 and 2006 was $4,125 and $5,563, respectively. Accrued interest as of September 30, 2007 for this director is $16,687. As of September 2007, the Company provided the director an update on the status of the repayment of the note.

An unsecured note payable in the amount of $50,000 to an officer of the Company, due December 31, 2004, which has been extended until the Company obtains an equity line of credit, with interest payable at 6.5% and increased to amounts up to $100,000. In February 2007, the officer increased this amount to $300,000 due to the fact that the officer entered into an assignment agreement with a bank on the $200,000 line of credit. The balance outstanding at September 30, 2007 is $250,368. Interest expense for the nine months ended September 30, 2007 and 2006 was $10,610 and $3,172, respectively. As of September 2007, the Company provides the director an update on the status of the repayment of the note.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 6-	NOTES PAYABLE - RELATED PARTIES (CONTINUED)

The Company on March 24, 2005 settled with a former officer/employee of the Company who was owed back pay. The settlement was for $166,943 with $16,943 due at the signing of the settlement agreement and the remaining $150,000 in the form of a promissory note due August 22, 2005 in one lump payment. The note was not paid in August 2005, and extended by the parties until the filing of the disclosure statement with the Securities and Exchange Commission. The Company paid $21,250 in the quarter ended December 31, 2005. There were two payments made totaling $24,302 in September 2006. Balance due at September 30, 2007 is $104,448, and the Company has been accruing interest at the rate of 10% per annum, and the accrued interest as of September 30, 2007 is $31,263.

On March 25, 2005, the Company and a director entered into a promissory note agreement for $17,000 due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The Company entered into additional notes with this director totaling $153,251, to bring the total outstanding amounts to $170,251. The notes bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2007 and 2006 was $12,769 and $12,492, respectively. The total interest of $32,711 since inception of these loans remains accrued for as of September 30, 2007. As of September 2007, the Company provides the director an update on the status of the repayment of the note.

On June 24, 2005, the Company and a director entered into a convertible promissory note agreement for $85,000, replacing a promissory note entered into January 7, 2005, due the earlier of one year or upon the availability of a $750,000 commercial line of credit. The note bears interest at 10% per annum. Interest expense for the nine months ended September 30, 2007 and 2006 was $6,750 and $7,500, respectively. This director converted their accrued interest of $20,000 into 133,033 shares of stock in October 2006. Additionally, the director converted $10,000 in principal and $1,704 in accrued interest on this note in February 2007 and $5,000 in principal and $3,038 in accrued interest in July 2007. As of September 2007, the Company provides the director an update on the status of the repayment of the note.

The Company entered into two unsecured notes payable due December 31, 2006 for $5,000 each with two different parties at 10% interest, one in January 2006 and one on February 2006 which has been extended until the Company obtains an equity line of credit. Interest expense for the nine months ended September 30, 2007 and 2006 was $750 and $646, respectively, and all interest incurred to date, $1,646 is accrued as of September 30, 2007. As of September 2007, the Company provides the related parties an update on the status of the repayment of the notes.

NOTE 7-	CONVERTIBLE DEBENTURES

The Company from June 28, 2004 through April 4, 2006 entered into various convertible debenture agreements with Cornell Capital Partners, LP for amounts totaling $2,250,000, which includes a compensation debenture in the amount of $400,000.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 7-	CONVERTIBLE DEBENTURES (CONTINUED)

All of these agreements were replaced on April 4, 2006, with new two-year debenture agreements with a maturity date of April 4, 2008. In the nine months ended September 30, 2007, $174,041 of these debentures were converted into 18,909,894 shares of common stock. In addition to this amount, accrued interest in the amount of $48,798 was added to the outstanding principal amount to be converted. All of the debentures accrue interest at a rate of 8% per annum.

In addition, when the Company entered into a reverse merger with Networth Technologies, Inc., they assumed convertible debentures issued to Montgomery Equity Partners, Ltd. (“Montgomery”) and Advantage Capital Development Corp. (“Advantage”), companies affiliated with Cornell Capital. The proceeds of these debentures totaled $625,000, which were funded to Networth in two tranches of $400,000 and $225,000, respectively, from July 2004 through January 2005. Knightsbridge who was the agent, was issued shares of Networth stock at the time in February 2005. In 2006, $30,000 of these debentures were converted into 431,159 shares of common stock. In the nine months ended September 30, 2007, an additional $22,500 of these debentures were converted into 551,441 shares of common stock.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Second Amended and Restated Secured Convertible Debenture. The Company entered into a second amended and restated convertible debenture in the principal amount of $642,041 dated April 4, 2006. The Company has assumed the obligations of STI to Cornell Capital under two secured debentures each in the amount of $300,000 issued on June 29, 2004 and August 23, 2004, respectively plus accrued interest of $42,041. Interest payments are to be paid monthly in arrears commencing April 4, 2006 and continuing for the first day of each calendar month thereafter that any amounts due under the convertible debenture are due and payable. The interest includes a redemption premium of 20% in addition to interest set at an annual rate of 8%. At September 30, 2007 the balance of this convertible debenture was $468,000.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Interest expense on the convertible debentures was $153,344 and $187,411 for the nine months ended September 30, 2007 and 2006, respectively. Accrued interest at September 30, 2007 is $391,865. $48,798 was converted from accrued interest to additional debentures on December 31, 2005.

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

Rent expense for the nine months ended September 30, 2007 and 2006 was $16,867 and $53,254, respectively.

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The Company at September 30, 2007 has 801,831 shares of the Class A Preferred Shares issued and outstanding.

Common Stock

As of September 30, 2007, the Company has 650,000,000 shares of common stock authorized and 93,236,104 shares issued and 93,234,851 shares outstanding. The par value of the common stock is $.01. On August 15, 2006, the Company approved a 1 for 150 share reverse stock split. The result of the reverse stock split brought the issued and outstanding shares to 2,375,254 from 356,317,160 shares. The share amounts have been reflected retrospective of the stock split.

During the nine months ended September 30, 2007, the Company issued:

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

17,500,000 shares of common stock was issued in a private placement for $.01 per share for $175,000. The cash was received by the Company in June 2007 and the shares were issued in July 2007.

1,695,490 shares of common stock in conversion of a related note payable in the amount of $15,000 and accrued interest of $4,742 on this note.

1,000,000 shares of common stock in settlement of litigation for accrued compensation to a former employee. The shares were valued at $79,678.

551,441 shares of common stock in conversion of $22,500 of convertible debentures issued to Advantage.

18,909,894 shares of common stock in conversion of $174,041 of convertible debentures issued to Cornell Capital.

3,110,417 shares of common stock in conversion of $40,425 of accrued compensation.

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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 9-	STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock Options

The Company has not issued any stock options for the nine months ended September 30, 2007. or the year ended December 31, 2006.

Warrants

The Company granted 266,667 warrants to Cornell in connection with the SPA entered into April 4, 2006. In addition, the Company issued 1,500,000 warrants in October 2006 to a consultant for investor and public relations services. The Company also has 10,122,245 warrants outstanding to Crosshill as noted in Note 4. The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
266,667	$0.03	4/4/2006	5 years
1,500,000	$0.15	10/23/2006	Indefinite
10,122,245	$0.0022	11/3/2006	3.165 years
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
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

At September 30, 2007, deferred tax assets consist of the following:

Net operating losses	$1,971,500
Amortization of intangible assets	(32,682)

1,938,818

Valuation allowance	(1,938,818)

$-

At September 30, 2007, the Company had a net operating loss carryforward in the approximate amount of $5,800,000, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

SOLUTION TECHNOLOGY INTERNATIONAL, INC.
(FORMERLY NETWORTH TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). This amount in controversy is $10,690, representing the balance owed to the prior independent public accounting firm for STI prior to the merger with the Company. A default judgment was entered against the Company on July 3, 2007. The Company is currently in settlement discussions with the plaintiff.

NOTE 12-	SUBSEQUENT EVENT

On November 12, 2007, the Company entered into a Forbearance Agreement with CrossHill under which the Company agreed to repay the remaining principal amount of the convertible note of $640,000, plus interest of 12% (of which 4% constituted a penalty for failing to repay the principal and interest on time) along with a 2% per month forbearance fee on the outstanding principal and interest amounts under the convertible note through March 31, 2008. After March 31, 2008, CrossHill would not be required to postpone pursuit of its remedies for a default of payment by the Company under the terms of the convertible note.

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

Overview

The following is a discussion of: (i) our results of operations and financial condition for the nine and three months ended September 30, 2007 versus September 30, 2006; (ii) our liquidity and capital resources; (iii) risk factors relating to an investment in our common stock; and (iv) our critical accounting policies.

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

Results of Operations and Financial Condition

Nine Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

The Company recognized $19,275 in revenue during the second fiscal quarter of 2007 as fees related to the design and development of a project commenced during this period. The Company did not recognize revenue for the nine months ended September 30, 2006. The lack of revenues was attributed to our lack of operating capital as a result of not being able to raise additional capital until we could complete the actions described in our annual report on Form 10-KSB.

Total Cost of Operating Revenues

Our cost of operating revenues for the nine months ended September 30, 2007 and 2006 were $72,092 and $72,092, respectively, and consisted of amortization of intangible assets for each nine month period.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $524,257 as compared to $633,122 for the nine months ended September 30, 2006. This represented a decrease of $108,865, or approximately 17%. Operating expenses included payroll, professional fees, and related expenses of $405,063 and $352,289, rent expense of $16,867 and $53,254, and other general and administrative expenses of $94,798 and $219,331 for the nine months ended September 30, 2007 and 2006, respectively. The decrease from 2007 to 2006 is a result of the streamlining of administrative costs including no longer using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $7,529 and $8,248 for the nine months ended September 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of September 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is the amortization on the debt discount on the convertible debentures of $595,552 and $239,183 for the nine months ended September 30, 2007 and 2006, respectively based on the Effective Interest Method calculation. There was also a recognized gain (loss) on the valuation of our derivative liability of $309,472 and $786 for the nine months ended September 30, 2007 and 2006, respectively. In addition in 2007, we recognized a gain on extinguishment of convertible debentures of $127,512.

Interest expense was $265,723 compared to $238,898 for the nine months ended September 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures and related party notes.

Net Income (Loss) from Continuing Operations

We reported a net (loss) from operations of $(1,172,626), or $(0.02) per share on a basic and diluted basis, for the nine months ended September 30, 2007 versus $(944,397), or $(0.42) per share on a basic and diluted basis, for the nine months ended September 30, 2006. The increase in the net loss is attributable to the charges related to the Cornell Capital financing for the nine months ended September 30, 2007 versus 2006. The operating (loss) lines before other income (expense) in the condensed consolidated statements of operations is believed by management to be the true indicator of our performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $5,800,000 of net operating losses as of September 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Three Months Ended September 30, 2007 versus September 30, 2006

Total Operating Revenues

The Company did not recognize revenue for the three months ended September 30, 2007 and 2006. The lack of revenues was attributed to our lack of operating capital as a result of not being able to raise additional capital until we could complete the actions described in our annual report on Form 10-KSB.

Total Cost of Operating Revenues

Our cost of operating revenues for the three months ended September 30, 2007 and 2006 were $24,031 and $24,031, respectively, and consisted of amortization of intangible assets for each six month period.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2007 were $199,565 as compared to $241,242 for the three months ended September 30, 2006. This represented a decrease of $41,677, or approximately 18%. Operating expenses included payroll, professional fees, and related expenses of $150,822 and $155,926, rent expense of $6,297 and $5,478, and other general and administrative expenses of $39,936 and $77,166 for the three months ended September 30, 2007 and 2006, respectively. The decrease from 2007 to 2006 is a result of the streamlining of administrative costs including no longer using additional consultants and outsourced investor and public relations to assist the Company in raising money.

We depreciate fixed assets. This resulted in an expense of $2,510 and $2,672 for the three months ended September 30, 2007 and 2006, respectively. We determine the fair value of the undiscounted cash flows annually, and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of September 30, 2007 and 2006, we determined that there was no impairment charge.

Other Income (Expense)

Included in other income (expense) is the amortization on the debt discount on the convertible debentures of $256,038 and $247,755 for the three months ended September 30, 2007 and 2006, respectively based on the Effective Interest Method calculation. There was also a recognized a gain (loss) on the valuation of our derivative liability of $(5,689) and $14 for the three months ended September 30, 2007 and 2006, respectively. In addition in 2007, we recognized a gain on extinguishment of convertible debentures of $10,948.

Interest expense was $75,989 compared to $86,711 for the three months ended September 30, 2007 and 2006, respectively. The interest expense is primarily due to the convertible debentures and related party notes.

Net Income (Loss) from Continuing Operations

We reported a net (loss) from operations of $(550,364), or $(0.01) per share on a basic and diluted basis, for the three months ended September 30, 2007 versus $(559,636), or $(0.25) per share on a basic and diluted basis, for the three months ended September 30, 2006. The increase in the net loss is attributable to the charges related to the Cornell Capital financing for the three months ended September 30, 2007 versus 2006. The operating (loss) lines before other income (expense) in the condensed consolidated statements of operations is believed by management to be the true indicator of our performance during the period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2007 and 2006, respectively. There was no provision due to the carry forward of approximately $5,800,000 of net operating losses as of September 30, 2007 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, the balance in cash and cash equivalents decreased by $55,342 compared to an increase in cash and cash equivalents of $5,036 for the nine months ended September 30, 2006. This decrease is attributable solely to cash used in operating activities, which was attributable to a net loss from operations of ($1,172,626), a gain on conversion of convertible debentures of $127,512 and a gain on the fair value of the derivative liability of $309,472, offset by accretion of discount of convertible debentures of $766,713 and an increase in accounts payable and accrued expenses (including accrued compensation) of $502,678. This compares to a decrease in cash from operating activities for the nine months ended September 30, 2006 of ($856,916), which was attributable to a net loss from operations of ($944,397) and a decrease in accounts payable and accrued expenses (including accrued compensation) of ($514,961) and offset by accretion o discount on convertible debentures of $491,151. We received proceeds from the issuance of convertible debentures net of deferred fees of $890,000 in the nine months ended September 30, 2006.

As of September 30, 2007, we had $8,701 in current assets, solely consisting of cash and cash equivalents.

As of September 30, 2007, we had $5,414,871 in current liabilities, primarily consisting of $966,910 in accounts payable and accrued expenses, $803,840 in accrued compensation and $1,569,054 of derivative liabilities resulting from the Securities Purchase Agreement and Secured Convertible Debenture entered into and amended on April 4, 2006. The derivative liability will be converted to equity upon conversion into common stock by Cornell Capital. The balance is adjusted based on market adjustments to fair value on a quarterly basis.

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

From 2003 through September 30, 2007, we have not been profitable and have lost money on both a cash and overall basis. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

We may need to raise additional capital in the future, but that capital may not be available.

As of September 30, 2007, we had a working capital deficit of $5,406,170 and should we be unable to increase our current assets to satisfy our current liabilities, our operations could be at risk.

Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficiency means that our current assets as of September 30, 2007 were not sufficient to satisfy all of our current liabilities as of that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficiency, we may have to raise additional capital or debt to fund the deficit or curtail future operations.

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

We entered into many convertible debenture agreements that have been amended as of April 4, 2006. The convertible debentures mature on April 4, 2008, and Cornell Capital upon effective registration may convert and potentially dilute the ownership of our existing stockholders. As of September 30, 2007, Cornell Capital could receive approximately 1,062,378,500 shares of our common stock upon conversion of these convertible debentures.

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

Langsam Borenstein Corporation v. Solution Technology International, Inc. (New Jersey Superior Court for Camden County, filed February 23, 2007). This amount in controversy is $10,690, representing the balance owed to the prior independent public accounting firm for STI prior to the merger with the Company. A default judgment was entered against the Company on July 3, 2007. The Company is currently in settlement discussions with the plaintiff.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007, the Company issued:

17,500,000 shares of common stock were issued on July 19, 2007 in a private placement for $.01 per share for $175,000 and a warrant for 25,000,000 shares exercisable for a one-year period from July 12, 2007 at an exercise price of $0.01 per share.

1,695,490 shares of common stock in conversion of a related note payable in the amount of $15,000 and accrued interest of $4,742 on this note of which 234,088 shares were issued on February 20, 2007 and 1,461,402 on July 19, 2007.

1,000,000 shares of common stock were issued on March 9, 2007 in settlement of litigation for accrued compensation to a former employee. The shares were valued at $79,678.

551,441 shares of common stock in conversion of $22,500 of convertible debentures issued to Advantage of which 132,978 were issued on January 31; 201,072 on February 22, and 217,391 on March 27, 2007.

18,909,894 shares of common stock in conversion of $174,041 of convertible debentures issued to Cornell Capital of which 101,367 on February 15; 2,314,815 on March 20; 2,439,024 on April 26; 2,554,688 on May 7; 2,500,000 on June 25; 2,500,000 each on July 16 & 26 and 4,000,000 on September 19, 2007.

3,110,417 shares of common stock issued on May 31, 2007 in conversion of $40,425 of accrued compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 12, 2007 we entered into a Forbearance Agreement with CrossHill Georgetown Capital, L.P. under which we agreed to repay the remaining principal amount of the convertible note or $640,000, plus interest of 12% (of which 4% constituted a penalty for failing to repay the principal and interest on time) along with a 2% per month forbearance fee on the outstanding principal and interest amounts under the convertible note until .March 31, 2008, in accordance with receipt of projected equity financing amounts. After March 31, 2008 CrossHill Georgetown would not be required to postpone pursuit of its remedies for a default of payment by STI under the terms of the convertible note.

Item 6. Exhibits.

10.1	Forbearance Agreement dated November 12, 2007 between Solution Technology International, Inc. and CrossHill Georgetown Capital LLC.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2007		Solution Technology International, Inc.

	By:	/s/ Dan L. Jonson
Dan L. Jonson
Chief Executive Officer

Solution Technology International, Inc.
Quarterly Report on Form 10-QSB
for the Quarterly Period Ended
September 30, 2007

- EXHIBIT INDEX -

Exhibit No.	Description

10.1	Forbearance Agreement dated November 12, 2007 between Solution Technology International, Inc. and Crosshill Georgetown Capital LLC

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.